Form 10-Q
period 1996-04-30
STARTECH ENVIRONMENTAL CORP
filed 1996-06-17
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[  x  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the six months period ended - April 30, 1996

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                   to

                        Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                           84-1286576
- -------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                    70 Old Ridgefield Road
                     Wilton, Connecticut                           06897
              --------------------------------------             --------
             (Address of principal executive offices)            Zip Code

                                 (203) 762-2499
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X      NO
                                    ---        ---

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class               Outstanding at May 15, 1996
         -------------------               ---------------------------

       Common Stock - No Par                       5,892,174

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                   PAGE NO.
                                                                   --------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.   Financial Statements

          Balance Sheet - April 30, 1996
          and October 31, 1995                                         3

          Statement of Operations for the quarters ended
          April 30, 1996 and 1995                                      4

          Statement of Cash Flows for the quarters ended
          April 30, 1996 and 1995                                      5

          Notes to Financial Statements                                6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7-8

PART II - OTHER INFORMATION
- ---------------------------

           Item 1.  Legal Proceedings                                  9
           Item 2.  Changes in Securities                              9
           Item 3.  Defaults Upon Senior Securities                    9
           Item 4.  Submission of Matters to a Vote of
                         Security Holders                              9
           Item 5.  Other Information                                  9
           Item 6.  Exhibits and Reports on Form 8-K                  10

SIGNATURE                                                             11
- ---------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET

                                                    April 30,        October 31,
ASSETS                                               1996                1995
Current Assets:
         Cash and cash equivalents                 $ 245,970         $  85,025
                                                   ---------         ---------

                  Total Current Assets               245,970            85,025

         Other Assets                                100,000                 0
                                                   ---------         ---------
                                                   $ 345,970         $  85,025
                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                          $  21,043         $  19,923
         Accrued interest                              6,000             1,500
         Notes payable - short term                  100,000           100,000
                                                   ---------         ---------

                  Total Current Liabilities          127,043           121,423

Stockholders' equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         5,709,500 at April 30, 1996 and
         996,500 at October 31, 1995                 509,165             1,000

         Additional paid-in capital                      300               300

         Retained earnings                           (36,398)           (1,000)
         Accumulated deficit Net Income (loss)      (254,140)          (36,698)
                                                   ---------         ---------
                  Total Stockholders' Equity         218,927           (36,398)
                                                   ---------         ---------

                                                   $ 345,970          $ 85,025
                                                   =========          ========


                       See notes to financial statements.



                       STARTECH ENVIRONMENTAL CORPORATION
                             STATEMENT OF OPERATIONS

                                Quarter Ended            Quarter Ended            Six Months Ended       Six Months Ended
                                April 30, 1996           April 30, 1995             April 30, 1996         April 30, 1995
                                --------------           --------------           ----------------       -----------------

Revenue                           $  10,000               $        0               $    10,000              $       0

Operating expenses
  Selling expense                    15,394                        0                    46,323                      0
  General and admin. exp.           127,051                        0                   213,707                      0
                                  ---------               ----------               -----------              ---------
                                    142,445                        0                   260,030                      0
                                  ---------               ----------               -----------              ---------
Loss from operations               (132,445)                                          (250,030)
                                  ---------                                        -----------

Other income (expense):
  Interest income                       390                        0                       390                      0
  Interest expense                    2,250                        0                     4,500                      0
                                  ---------               -----------              -----------              ---------
Net loss                         $(134,305)               $        0               $  (254,140)             $       0
                                 ==========               ==========               ===========              =========

Net loss per share               $    (.02)               $     N/A                $      (.02)             $     N/A
                                 =========                ==========               ===========              =========


Weighted average common
 shares outstanding              5,581,250                   996,500                 5,403,000                996,500
                                 =========                ==========               ===========              =========
























                                                 See notes to financial statement.

                                                                 4




                                        STARTECH ENVIRONMENTAL CORPORATION
                                              STATEMENT OF CASH FLOWS


                                                 Six Months Ended           Six Months Ended
                                                  April 30, 1996             April 30, 1995
                                                 ----------------           ----------------
Cash flows from operating activities:
Net loss                                             $ (254,140)                $       0

(Increase) decrease in current assets:
Employee advances                                        (4,721)

Increase (decrease) in current liabilities:
Accounts payable                                          1,120                         0
Accrued interest                                          2,250                         0
                                                     ----------                 ---------

         Net cash used in operating activities         (253,241)                        0
                                                     ----------                 ---------

Cash flows from financing activities:
         Proceeds from issuances of
         common stock                                    409,465                        0
                                                     -----------                ---------

Net decrease in cash and cash equivalents                156,224                        0

Cash and cash equivalents at beginning
of period                                                 85,025                        0

Cash and cash equivalents at end of period            $  241,249                        0



Supplemental disclosure of cash flow information:
Cash paid during the period for interest              $        0

Issuance of common stock for vendor advance           $  100,000













                                  See note to financial statements

                                                  5


                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

STARTECH   Environmental   Coloration   (the   "Company")   is  engaged  in  the
commercialization   and  continued   development  of  an  innovative  processing
technology for recycling industrial wastes.

Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents, which consist of stock which may be issuable upon exercise of outstanding stock options and warrants, have been excluded from the weighted average number of common shares since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ending April 30, 1996.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1995 which are included in the Company's annual report on form 10-K. The results of operations for the six months ended April 30, 1996 are not necessarily indicated of the results to be expected for the full year.

Note 2.  Equity Transactions

During the six months ended April 30, 1996, 381,500 shares of common stock were issued upon the exercise of options and an additional 381,500 common shares were sold to investors. Also 82,674 shares were subscribed to but not issued as of the date of this report. A stock option for 10,000 common shares was issued to the corporate Secretary

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.

Results of Operations
- ---------------------

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant since 1991. During fiscal 1995, the Registrant entered into negotiations with Startech Incorporated which culminated in the acquisition of Startech on November 17, 1995.

Due to the prior dormancy of the Registrant, no revenues were realized and only nominal operating expenses, principally filing fees, bank service charges and legal services, and some minor start up costs have been incurred through October 31, 1995. These trends have changed due to the Startech acquisition. On January 16, 1996 the name of the registrant was changed from Kapalua Acquisitions Incorporated to STARTECH Environmental Corporation.


Liquidity and Capital Resources
- -------------------------------

Liquidity has been provided by stock sales, advances from investors and majority shareholders or notes payable to other third parties. The Registrant is and will continue to be dependent upon loans and/or capital contributions from shareholders or outside investors. The Registrant's capital resource requirements for future periods will increase due to the Startech acquisition and future needs are anticipated to be met from operations of the Registrant's new business activity.


Background
- ----------

The Registrant's activities during the past three fiscal years (November 1, 1992 to October 31, 1995) consisted primarily of investigating possible business opportunities.

On November 17, 1995, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Startech Incorporated, a corporation organized under the laws of the State of Connecticut which engineers, manufacturers and markets Plasma Waste ConverterTM ("PWC") systems to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials.

On November 18, 1995, the Board of Directors of the Company unanimously approved a change of business purpose of the Company from one seeking an acquisition candidate to one engaged in the business of manufacturing equipment that recovers, recycles, reduces and remediates hazardous and nonhazardous waste materials.

General
- -------

Startech is an environmental technology corporation engaged in the commercialization and continued development of its Plasma Waste ConverterTM ("PWC") systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes including radioactive wastes.

The Startech Plasma Waste Converter is a closed-loop recycling system that converts materials formerly regarded as hazardous wastes into useful commodity products. The hazardous waste can be organic and inorganic, in the form of a gas, liquid, and solids or any combination thereof. Waste volume reductions higher than 300 to 1 have been demonstrated. Depending on the waste processed, the principal commodities produced by the system are a synthetic gas called PCG (Plasma Converted Gas)TM, metals, and an obsidian-like inert silicate stone. The PCG can be used as a chemical feed stock to produce polymers and other common industrial products, as a fuel to produce electricity, as a fuel source for fuel cells, as a heating plant fuel to reduce the cost and reliance on fossil fuels, and in desalinization applications to produce fresh water for irrigation and drinking. The metals can be employed in the metallurgical industry. The stone silicates can be employed in the abrasives industry, and as an aggregate material for construction industry applications.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

No legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.

ITEM 2.  CHANGE IN SECURITIES.
- ------------------------------

No constituent instruments defining the rights of the holders of any class of registered securities of the Registrant have been materially modified. No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities. There are no working capital restrictions or other limitations upon the payment of dividends except as reported in the Registrant's Form 10.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- -----------------------------------------

There have been no defaults in the payment of principal interest, a sinking or purchase fund installments, or any other default no cured within thirty days, with respect to any indebtedness of the Registrant or any of its significant subsidiaries exceeding five percent (5%) of the total assets of the Registrant and its consolidated subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------

No matters were submitted during the first six months of the fiscal year covered by this report to a vote of security holders.

ITEM 5.  OTHER INFORMATION.
- ---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

             (a)  Exhibits.

                  None


             (b)  Reports.

                  No reports on Form 8-K were filed for the quarter  ended April
                 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STARTECH ENVIRONMENTAL CORPORATION



Date:  June 14, 1996                   By: /S/ John D. Watts
       -------------                       -------------------------------------
                                           John D. Watts
                                           Executive Vice President of Finance
                                           and Administration