Form 10-Q
period 1996-07-31
STARTECH ENVIRONMENTAL CORP
filed 1996-09-16
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[  x  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                For the nine months period ended - July 31, 1996

                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    -------------- .
                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Colorado                                         84-1286576
- -------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             79 Old Ridgefield Road
                               Wilton, Connecticut               06897
                    (Address of principal executive offices)    Zip Code

                                  203/ 762-2499
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X      NO
                                  -----       -----


Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                 Outstanding at September 13, 1996
    -------------------                 ---------------------------------

  Common Stock - No Par                                5,903,374

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                    PAGE NO.
                                                                    --------

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Unaudited Financial Statements

         Balance Sheet - July 31, 1996 (unaudited)
         and October 31, 1995 (audited)                                3

         Statement of Operations for the quarters and nine months
         ended July 31, 1996 and 1995 ( unaudited)                     4

         Statement of Cash Flows for the nine months ended
         July 31, 1996 and 1995 (unaudited)                            5

         Statement of Cash Flows for the three months ended
         July 31, 1996 and 1995 (unaudited)                            6

         Notes to Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8-9

PART II - OTHER INFORMATION
- ---------------------------

          Item 1.  Legal Proceedings                                  10
          Item 2.  Changes in Securities                              10
          Item 3.  Defaults Upon Senior Securities                    10
          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                   10
          Item 5.  Other Information                                  10
          Item 6.  Exhibits and Reports on Form 8-K                   10

SIGNATURE                                                             11
- ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET

                                                     July 31,        October 31,
ASSETS                                                 1996            1995
                                                    ---------        -----------
Current Assets:
         Cash and cash equivalents                  $ 125,714         $ 85,025
         Accounts receivable                           16,000                0
         Other current assets                           8,071                0
                                                    ---------        -----------

                  Total Current Assets                149,785           85,025

         Other Assets                                 100,000                0
                                                    ---------         ----------

                                                    $ 249,785         $ 85,025
                                                    =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                           $  21,176         $  19,923
         Accrued interest                               8,250             1,500
         Notes payable - short term                   100,000           100,000
                                                    ---------         ---------

                  Total Current Liabilities          129,426            121,423

Stockholders' equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         5,903,374 at July 31, 1996 and
         996,500 at October 31, 1995                 517,512              1,000

         Additional paid-in capital                      300                300

         Retained earnings                           (36,398)            (1,000)
         Accumulated deficit Net Income (loss)      (361,055)           (36,698)
                                                   ---------           ---------

                  Total Stockholders' Equity         120,359            (36,398)

                                                   $ 249,785           $ 85,025
                                                   =========           ========






                       See notes to financial statements

                                               STARTECH ENVIRONMENTAL CORPORATION
                                               STATEMENT OF OPERATIONS (unaudited)

                                    Quarter Ended          Quarter Ended         Nine Months Ended       Nine Months Ended
                                     July 31,1996           July 31,1995           July 31,1996             July 31,1995
                                     ------------           ------------           ------------             ------------

Revenue                               $16,000                  $     0               $26,000                   $     0

LESS: Operating expenses
  Selling expense                       8,057                        0                54,381                         0
  General and Admin. exp.             113,174                        0               328,351                         0
                                     --------                 --------              --------                   -------

Total S,G&A                           121,231                        0               382,732                        0

Loss from operations                 (105,231)                                      (356,732)

Other income (expense):
  Interest income                       2,037                        0                 2,427                        0
  Interest expense                     (2,250)                       0                (6,750)                       0


Net loss                            $(105,444)                 $     0             $(361,055)                   $   0
                                    =========                  -------             =========                    =====


Net loss per share                  $    (.02)                 $   N/A             $    (.07)                   $ N/A
                                    =========                  =======             =========                    =====


Average common
shares outstanding                  5,794,700                  996,500             5,345,650                  996,500
                                    =========                 ========             =========                  =======






                                               See notes to financial statement.


                                                               4



                                        STARTECH ENVIRONMENTAL CORPORATION
                                        STATEMENT OF CASH FLOWS (unaudited)

                                                     Nine Months Ended       Nine Months Ended
                                                       July 31, 1996          July 31, 1995
                                                       -------------          -------------

Cash flows from operating activities:
Net loss                                                 $(361,055)            $   0
(Increase) decrease in current assets:
Accounts receivable                                        (16,000)                0
Employee advances                                           (8,071)                0

Increase (decrease) in current liabilities:
Accounts payable                                             1,253                 0
Accrued interest                                             6,750                 0
                                                          --------           -------

         Net cash used in operating activities            (377,123)                0


Cash Flows from financing activities:
         Proceeds from issuances of
         common stock, net                                  417,812                0
                                                           --------         --------

Net decrease in cash and cash equivalents                    40,689                0

Cash and cash equivalents at beginning
of period                                                    85,025                0

Cash and cash equivalents at end of period                 $125,714                0



Supplemental disclosure of cash flow information:
Cash paid during the period for interest                   $      0

Issuance of common stock for vendor advance                $100,000



                                         See note to financial statements

                                                         5



                                        STARTECH ENVIRONMENTAL CORPORATION
                                        STATEMENT OF CASH FLOWS (unaudited)

                                                     Three Months Ended       Three Months Ended
                                                        July 31, 1996           July 31, 1995
                                                        -------------           -------------

Cash flows from operating activities:
Net loss                                                 $(105,444)             $       0

(Increase) decrease in current assets:
Accounts receivable                                        (16,000)                     0
Employee advances                                           (3,350)                     0

Increase (decrease) in current liabilities:
Accounts payable                                               133                      0
Accrued interest                                             2,250                      0
                                                         ---------              ---------

         Net cash used in operating activities            (122,411)                     0


Cash Flows from financing activities:
         Proceeds from issuances of
         common stock, net                                   8,347                      0
                                                         ---------              ---------

Net decrease in cash and cash equivalents                  114,064                      0

Cash and cash equivalents at beginning
of period                                                  239,778                      0

Cash and cash equivalents at end of period               $ 125,714                      0



Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $       0

Issuance of common stock for vendor advance              $ 100,000









                                         See note to financial statements

                                                         6


                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

STARTECH   Environmental   Coloration   (the   "Company")   is  engaged  in  the
commercialization   and  continued   development  of  an  innovative  processing
technology for recycling industrial wastes.

Net loss per share is determined by dividing net loss by the average number of common shares outstanding during the period. Common share equivalents, which consist of stock which may be issuable upon exercise of outstanding stock options or warrants, have been excluded from the average number of common shares since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ended July 31, 1996.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring and insignificant adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1995 which are included in the Company's annual report on form 10-K. The results of operations for the nine months ended July 31, 1996 are not necessarily indicated of the results to be expected for the full year.

Note 2.  Equity Transactions

During the nine months ended July 31, 1996, 392,700 shares of common stock were issued upon the exercise of options and an additional 514,174 common shares were sold to investors. These shares are in addition to the shares issued to the founding shareholders and investors as disclosed in the FORM 8-K filed with the Securities and Exchange Commission on November 29, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
- ---------------------

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant since 1991. During fiscal 1995, the Registrant entered into negotiations with Startech Corporation ("Startech")which culminated in the acquisition of Startech on November 17, 1995.

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


Liquidity and Capital Resources
- -------------------------------

Liquidity has been provided by sales, stock sales, advances from investors and majority shareholders or notes payable to other third parties. The Registrant is and will continue to be dependent upon sales, loans and/or capital contributions from shareholders or outside investors. The Registrant's capital resource requirements for future periods will increase due to the Startech acquisition and future needs are anticipated to be met from operations of the Registrant's new business activity.

Background
- ----------

The Registrant's activities during the past three fiscal years (November 1, 1992 to November 16, 1995) consisted primarily of investigating possible business opportunities.

On November 17, 1995, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Startech Corporation, a corporation organized under the laws of the State of Connecticut which engineers, manufacturers and markets Plasma Waste ConverterTM ("PWC") systems to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal interest, a sinking or purchase fund installments, or any other default not cured within thirty days, with respect to any indebtedness of the Registrant or any of its significant subsidiaries exceeding five percent (5%) of the total assets of the Registrant and its consolidated subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first nine months of the fiscal year covered by this report to a vote of security holders.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              None


         (b)  Reports.

              No reports on Form 8-K were filed for the quarter ended July 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STARTECH ENVIRONMENTAL CORPORATION



Date:  September 13, 1996                  By:      /S/ John D. Watts
       ------------------                           -----------------
                                           John D. Watts
                                           Executive Vice President of Finance
                                           and Administration