Form 10-K
period 1996-10-31
STARTECH ENVIRONMENTAL CORP
filed 1997-01-30
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

  [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended - October 31, 1996

                                       OR

  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
          EXCHANGE ACT OF 1934

For the transition period from                   to


                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
                       formerly Kapalua Acquisitions, Inc.
             (Exact name of registrant as specified in its charter)


          Colorado                                           84-1286576
------------------------------                            ------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)



                             79 Old Ridgefield Road
                            Wilton, Connecticut 06897
                (Address of principal executive offices) Zip Code

                                 (203) 762-2499
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered

          None

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class

           Common Stock

Securities registered pursuant to Section 15(d) of the Act:

         Title of each class

                 None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding each of the Registrant's classes of Common Stock, as of January 23, 1997 was 5,850,374.

                       Documents Incorporated by Reference

1. Form S-8 Registration Statement, which became effective by operation of law on November 20, 1995, SEC File #33-99790.

2.   Form 8-K dated November 29, 1995.

3.   Form 8-K dated January 30, 1996.

4.   Form 10-Q for the period ended January 31, 1996.

5.   Form 10-Q for the period ended April 30, 1996.

6.   Form 10-Q for the period ended July 31, 1996.

7.   Form 8-K dated January 28, 1997.

                                     PART I


ITEM 1.  BUSINESS.

Background
----------

The Registrant's activities during the four fiscal years, November 1, 1992 to October 31, 1995, consisted primarily of investigating possible business opportunities. On November 17, 1995, the Company completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation ("Startech"), a corporation incorporated and organized under the laws of the State of Connecticut. Startech designs and manufactures machinery to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials.

On November 18, 1995, the Board of Directors of the Company unanimously approved a change of business purpose of the Company from one seeking an acquisition candidate to one engaged in the business of recovering, recycling, reduction and remediation of hazardous and nonhazardous waste materials. From that time to the date of this filing the Company has maintained only this focus.

General
-------

Startech is an environmental technology corporation engaged in the commercialization and continued development of its Plasma Waste ConverterTM ("PWC") systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes including low level radioactive wastes.

The Startech Plasma Waste Converter is a closed-loop recycling system that converts materials formerly regarded as hazardous wastes into useful commodity products. The hazardous waste can be organic and inorganic, in the form of a gas, liquid, and solids or any combination thereof. Waste volume reductions higher than 300 to 1 have been experienced. Depending on the waste processed, the principal commodities produced by the system are a synthetic gas called PCG (Plasma Converted Gas)TM, metals, and an obsidian like inert silicate stone. The PCG can be used as a chemical feed stock to produce polymers and other common industrial products, as a fuel to produce electricity, as a heating plant fuel to reduce the cost and reliance on fossil fuels, and in desalinization applications to produce fresh water for irrigation and drinking. The metals can be employed in the metallurgical industry. The stone silicates can be employed in the abrasives industry, and as an aggregate material for construction industry applications.

Marketing and Manufacturing
---------------------------

The Company is targeting the hazardous waste industry as its initial market. The Company anticipates it will initially manufacture on-site, factory packaged, transportable, and skid mounted PWCs. The systems will allow the customer to dispose of between one ton and fifty tons of waste per day. As of the date of this filing, a four hundred (400) pound per hour industrial size PWC is available for demonstration.

The Company does not intend to operate PWCs. The Company intends to manufacture its PWCs and sell or rent/lease the PWCs to customers. As of the date hereof, the Company has not entered into any agreements with anyone to purchase PWC systems, however, the Company has entered into letters of intent to manufacture PWCs for several customers and is manufacturing against those letters of intent.

The Company has a manufacturing agreement with Trican Industrial Limited ("Trican") a facility located in Brantford, Ontario, Canada. Leonard V. Knap, one of the Company's officers and a director, is the controlling shareholder of Trican. The manufacturing agreement between the Company and Trican is an arms length agreement and provides favorable economic benefit to the Company. The Company also has a manufacturing agreement with Bauer Howden Inc., in Avon, Connecticut - see also Notes To The Financial Statements - Note 8 for further explanation to these agreements.

Employees
---------

The Company is a development stage company and currently has eight employees. Management of the Company expects to hire additional employees as needed.

Competition
-----------

The  Company  will  encounter   competition  from  firms  manufacturing  similar
products.

Offices
-------

The  Company's   offices  are  located  at  79  Old  Ridgefield  Road,   Wilton,
Connecticut,   06897,   the   telephone   number  is   203/762-2499,   facsimile
203/761-0839.

ITEM 2.  PROPERTIES.

The Registrant's offices are located at 79 Old Ridgefield Road, Wilton, Connecticut 06897. The Registrant leases 1,236 square feet of office space from MCL Ventures, Inc. The lease agreement was originally entered into by another company which is primarily owned by Joseph F. Longo and Leonard V. Knap and was subsequently assigned to the Company. The lease provides for payments of monthly payments of $1,972. to August 1997, when the lease expires.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in litigation brought in Denver, Colorado District Court by Delphina, Ltd. in January 1997. The complaint demands the removal of a restrictive legend on shares purchased by Delphina, Ltd. in 1995 and 1996. The Company has moved the matter to the Federal Courts from the District of Colorado and Delphina, Ltd. has moved to remand. The proceedings are in their preliminary stages. The Company does not believe there is any merit to the claim and will vigorously contest the matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth (4th) quarter of the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.


     (a) Market Information.

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol STHK. The table shows the high and low bid of Registrant's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Registrant's securities began trading actively in November 1995. Since the foregoing date, the high bid has been $9.12 and the low bid has been $0.83.

                                                    Bid
Quarter Ended                           High        Low         Average
-------------                           ----------------        -------

         October 31, 1996               $3.22      $1.55         $2.39
         July 31, 1996                  $3.81      $2.03         $2.71
         April 30, 1996                 $4.54      $0.95         $2.46
         January 31, 1996               $7.63      $0.95         $4.99

         October 31, 1995               $0.00      $0.00          N/A
         July 31, 1995                  $0.00      $0.00          N/A
         April 30, 1995                 $0.00      $0.00          N/A
         January 31, 1995               $0.00      $0.00          N/A

     (b) Holders.

As of January 23, 1997, there were approximately 260 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

     (c) Dividends.

The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the future to finance its operations. The Company paid a five percent (5%) stock dividend in November of 1996 - see Notes To The Financial Statements
- Note 5. Future dividends, if any, will depend on earnings, financing requirements and other factors.

 ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended October 31, 1996 is derived from the Registrant's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.



                                              1996        1995        1994        1993        1992
                                             ------      ------      ------      ------      -----

Net sales                                   $ 26,000          0          0         0           0

Loss from operations                        $673,924     36,698          0         0           0

Other income (expense)                      $  3,431          0          0         0           0

Net loss                                    $670,493     36,698          0         0           0

Earnings per share of weighted
  average shares of common
  stock outstanding                         $  (0.12)       N/A         N/A       N/A          N/A

Weighted-average number of
  shares of common stock
  outstanding                              5,482,268     996,500     996,500     996,500    996,500

Total assets                               $ 391,610      85,025          0         0           0

Total liabilities                          $ 444,667     121,423          0         0           0

Long-term obligations                      $       0           0          0         0           0

Cash dividends per share
  of common stock                          $       0           0          0         0           0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

1996 vs 1995
------------

During 1996 the Company earned $26,000 in revenues for professional services. Operating expenses of $680,424 in 1996 consisted primarily of outlays for selling, demonstration and general and administrative purposes compared to $36,698 in the prior period.

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant since 1991. During fiscal 1995, the Registrant entered into negotiations with Startech which culminated in the acquisition of Startech on November 17, 1995. In January 1996 the Registrant changed it's name from Kapalua Acquisitions, Inc. to Startech Environmental Corporation.

1995 vs 1994
------------

Due to the prior dormancy of the Registrant, no revenues were realized and only nominal operating expenses, principally filing fees, bank service charges and legal services, have been incurred through October 31, 1995.
These trends have changed due to the Startech acquisition.

Activity for 1995 consists of initial administration and expenses of $36,698. There were no expenses incurred during 1994 and before.

Liquidity and Financial Resources
---------------------------------

Liquidity has been provided by stock sales, loans from investors and accounts receivable. The Registrant is and will continue to be dependent upon the deposits from the sale of equipment, the sale of stock, loans and/or capital contributions from majority shareholders or outside investors. It is anticipated that the Registrant's capital resource requirements for future periods will increase and future needs are anticipated to be met from the above and from operations of the Registrant's business activity .

Operating capital for the year ended October 31, 1996 was primarily a result of the sale of stock. Additional revenue was provided from fees for testing and customer research.

---------------------------------------------

The Company anticipates that cash generated from operations in the form of customer deposits, further sale of capital stock and the utilization of a loan facility will be more than sufficient to satisfy working capital and capital expenditure requirements for the forseeable future. This will provide the Company with the financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development, research and development, strategic alliances and ventures and/or acquisitions.

The Company offered, to a limited number of investors, the right to purchase up to 1,000,000 two year restricted voting common shares at a purchase price of $1.50. For each share purchased, the Company granted one warrant exercisable at $4.00 per share. The warrant shares also have a two year restriction from the date the warrant is exercised. The Offering was subject to the terms and conditions of the "Subscription Agreement".

The Offering commenced on August 28, 1996 and terminated on December 31, 1996. The total shares subscribed were 638,917 at $1.50 per share, for an aggregate amount of $958,376.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and Supplementary Data begin on the following page.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                   ----------

                   For The Years Ended October 31, 1996, 1995
                 and 1994 and the Cumulative Period May 1, 1991
                      (Inception) Through October 31, 1996
                                     ------

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)

                                Table of Contents

                   For The Years Ended October 31, 1996, 1995
                 and 1994 and the Cumulative Period May 1, 1991
                       (Inception) Through October 31, 1996







Independent Auditors' Report.......................................        3

Balance Sheets.....................................................        4

Statements of Operations...........................................        5

Statements of Changes in Stockholders' Deficit.....................        6

Statements of Cash Flows...........................................        7

Notes to the Financial Statements..................................        8

KOSTIN, RUFFKESS & COMPANY, LLC

Certified Public Accountants









To the Board of Directors
Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Startech Environmental Corporation (A Development Stage Company) as of October 31, 1996 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation (A Development Stage Company) as of October 31, 1996 and the results of its operations, changes in stockholders' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements for the year ended October 31, 1995 were audited by Robert Moe & Associates, P.S., and they expressed an unqualified opinion on them in their report dated January 26, 1996. They have not performed any auditing procedures on the financial statements since January 26, 1996. The financial statements for the year ended October 31, 1994 were audited by Doran Peck, CPA, P.C., and they expressed an unqualified opinion on them in their report dated November 28, 1994. They have not performed any auditing procedures on the financial statements since November 28, 1994.


/S/  KOSTIN, RUFFKESS & COMPANY, LLC
------------------------------------
West Hartford, Connecticut
January 23, 1997

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                                 Balance Sheets

                            October 31, 1996 and 1995
                                     ------


                                                       1996           1995
         Assets
     Cash                                           $ 280,759       $  83,202
     Other current assets                              10,851           1,823
                                                    ---------       ---------

         Total current assets                         291,610          85,025

Other assets                                          100,000              --
                                                    ---------       ---------

                                                    $ 391,610       $  85,025
                                                    =========       =========

     Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                               $  27,405       $  19,923
     Investor deposits                                280,000              --
     Note payable - short-term                        100,000         100,000
     Other accrued expenses                            37,262           1,500
                                                    ---------       ---------

         Total current liabilities                    444,667         121,423
                                                    ---------       ---------

Stockholders' deficit:
     Preferred stock, no par value, 10,000,000
         shares authorized, no shares issued
         or outstanding                                    --              --
     Common stock, no par value,  800,000,000
         shares authorized; shares issued and
          outstanding: 5,850,374 at October 31,
         1996 and 996,500 at October 31, 1995           653,834            --
     Additional paid-in capital                             300           300
     Deficit accumulated during the
         development stage                           (  707,191)   (   36,698)
                                                      ---------     ---------

         Total stockholders' deficit                 (   53,057)   (   36,398)
                                                      ---------     ---------

                                                      $ 391,610     $  85,025
                                                      =========     =========




     The accompanying notes are an integral part of the financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                            Statements of Operations

               For The Years Ended October 31, 1996, 1995 and 1994
    and the Cumulative Period May 1,1991 (Inception) Through October 31, 1996
                                     ------


                                                                                       Cumulative During
                                                                                       Development Stage
                                                 Year Ended October 31                  From Inception
                                       -------------------------------------------       (May 1, 1991)
                                                                                           Through
                                            1996          1995            1994         October 31, 1996


Revenue                                 $    26,000    $       --       $       --       $    26,000
                                        -----------    -----------     -----------       -----------

Operating expenses:
  Selling expense                            66,211            --               --            66,211
  General and administrative
     expenses                               624,213         36,698              --           660,911
                                        -----------    -----------     -----------       -----------

     Total operating expenses               690,424         36,698              --           727,122
                                        -----------    -----------     -----------       -----------

Loss from operations                    (   664,424)   (    36,698)             --      (   701,122)
                                        -----------    -----------     -----------      -----------

Other income (expense):
  Interest income                             3,431             --              --            3,431
  Interest expense                      (     9,000)            --              --      (     9,000)
                                        -----------    -----------     -----------      -----------

   Total other income (expense)         (     5,569)            --              --      (     5,569)
                                        -----------    -----------     -----------      -----------

Income tax expense                              500             --              --              500
                                        -----------    -----------     -----------      -----------

Net loss                                $(  670,493)   $   (36,698)    $        --      $  (707,191)
                                        ===========    ===========     ===========      ===========



Net loss per share                      $(  $  0.12)          N/A           N/A
                                        ===========

Average common
  shares outstanding                      5,482,268        996,500         996,500
                                         ===========   ===========     ===========





                         The accompanying notes are an integral part of the financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)

                     Statements of Changes in Stockholders'
                Equity for the Cumulative Period from May 1, 1991
                      (Inception) Trough October 31, 1996

                                                                                         Additional      Accumulated
                                                     Common               Stock           Paid-In          Earnings
                                                     Shares              Amount           Capital         (Deficit)

Balance, Inception May 1, 1991                                --     $           --    $           --     $        --

    Shares issued during May 1991
       for services rendered                             900,000                 --                --              --
    Shares issued during May 1991                         96,500                 --                --              --
                                                 ---------------     --------------    --------------     -----------

Balance, October 31, 1992, 1993,
    and 1994                                             996,500                 --                --              --

    Capital contribution during  the
       year ended October 31, 1995                            --                 --               300              --
    Net loss during  the year ended
       October 31, 1995                                       --                 --                --       (  36,698)
                                                 ---------------     --------------    --------------     -----------

Balance, October 31, 1995                                996,500                 --               300       (  36,698)

    Shares issued for the acquisition of
       Startech Corporation                            4,000,000                 --                --              --
    Shares issued to Trican for a note payable            50,000            100,000                --              --
    Shares issued during  the year
       for services rendered                             539,700            152,131                --              --
    Shares issued for cash                               264,174            401,703                --              --
    Net loss during  the year
       ended October 31, 1996                                 --                 --                --       ( 670,493)
                                                 ---------------     --------------    --------------     -----------

Balance, October 31, 1996                              5,850,374     $      653,834    $          300     $(  707,191)
                                                 ===============     ==============    ==============     ===========












                         The accompanying notes are an integral part of the financial statements


                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                            Statements of Cash Flows
 for the Cumulative Period From Inception ( May 1, 1991) Through October 31,1996
                                     ------


                                                                                                            Cumulative During
                                                                                                            Development Stage
                                                             Year               Year            Year         From Inception
                                                             Ended              Ended           Ended         (May 1, 1991)
                                                          October 31,        October 31,     October 31,         Through
                                                             1996               1995            1994        October 31, 1996

Cash flows from operating activities:
    Net  loss                                         $(      670,493)   $(       36,698)   $          --   $(   707,191)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Expenses paid for through the
           issuance of common stock                           152,131                 --               --        152,131
        (Increase) decrease in:
           Other current assets                        (        9,028)    (        1,823)              --    (    10,851)
        Increase (decrease) in:
           Accounts payable                                     7,482             19,923               --         27,405
           Accrued expenses                                    35,762              1,500               --         37,262
                                                      ---------------    ---------------    -------------   ------------

Net cash used in operating activities                  (      484,146)    (       17,098)              --    (   501,244)
                                                      ---------------    ---------------    -------------   ------------

Cash flows from financing activities:
        Subscription of common stock                          280,000                 --               --        280,000
        Increase in  note payable                                  --            100,000               --        100,000
        Advance to vendor
        Proceeds from common stock sale                       401,703                300               --        402,003
                                                      ---------------    ---------------    -------------   ------------

Net cash provided by financing activities                     681,703            100,300               --        782,003
                                                      ---------------    ---------------    -------------   ------------

Net increase in cash and cash equivalents                     197,557             83,202                         280,759

Cash and cash equivalents, beginning                           83,202                 --               --             --
                                                      ---------------    ---------------    -------------   ------------

Cash and cash equivalents, ending                     $       280,759    $        83,202    $          --   $    280,759
                                                      ===============    ===============    =============   ============






                         The accompanying notes are an integral part of the financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                        Notes To The Financial Statements

               For The Years Ended October 31, 1996, 1995 and 1994
                                                           ---

Note 1  Summary of Significant Accounting Policies:
---------------------------------------------------

Company's Activities
--------------------

The Company is an environmental technology corporation that develops systems for recycling, resource recovery, reduction and remediation of hazardous and non-hazardous organic and inorganic materials and wastes. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. However, the Company has completed significant research and development and anticipates delivery of its first system during fiscal year 1997.

Basis of Presentation
---------------------

On November 17,1995, Startech Environmental Corporation (A Development Stage Company), formerly Kapalua Acquisitions, Inc., acquired all the issued and outstanding shares of common stock of Startech Corporation in exchange for 4,000,000 shares of Kapalua Acquisitions, Inc. common stock. After the acquisition and exchange of stock, the former shareholders of Startech Corporation owned 80.5% of the common stock of Kapalua Acquisitions, Inc. Subsequent to November 17, 1995, Kapalua Acquisitions, Inc. filed registration statements with the Securities and Exchange Commission to register certain securities.

On January 2, 1996, Kapalua Acquisitions, Inc. changed its name to Startech Environmental Corporation. The financial statements of Startech Environmental Corporation (A Development Stage Company) include all of the accounts of Startech Corporation. This acquisition has been accounted for as a pooling-of-interests in the accompanying financial statements. The fiscal year end for both companies prior to the acquisition was October 31st and the financial statements for all periods presented have been restated to reflect the combination of the two companies

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 1996, 1995 and 1994 and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Regarding supplementary cash flows information, there have been no income taxes or interest expenses paid for the years ended October 31, 1996, 1995 and 1994. Included in cash is the Company's escrow account used to segregate subscriptions received through its private placement offering. See the subsequent event footnote following for additional detail.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                   ----------

                        Notes To The Financial Statements

               For The Years Ended October 31, 1996, 1995 and 1994
                                                           ---

Note 1  Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------   -----------

Other Assets
------------

Other current assets represents travel advances for the Company's President. Non-current assets of $100,000 represents an advance to Trican Systems and is further described in Note 8.

Income Taxes
------------

Income taxes consist of minimum state income taxes. The Company has a net operating loss carryforward of approximately $670,000 which expires in the year 2011.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the year.

Off Balance Sheet Risk
----------------------

The Company had in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation. However, management does monitor the financial condition of the institution where these funds are invested.

Note 2  Operating Lease:
------  ----------------

The Company leases its office under an operating lease which expires August 1, 1997. Minimum future rental payments under this noncancelable lease are $17,748. Rental expense, including real estate taxes for the year ended October 31, 1996, was $23,050.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                        Notes To The Financial Statements

               For The Years Ended October 31, 1996, 1995 and 1994
                                       ---


Note 3  Commitments:
------  ------------

The Company sells under written agreements through representatives and distributors. The Company also maintains, as house accounts, such organizations as the Department of Defense and other government agencies, US and foreign, and a limited number of commercial enterprises. As of October 31, 1996, the Company had entered into agreements with seven distributors to sell its commercial systems. Under these agreements, which have a term of 10 years, the distributors typically agree to sell approximately $3,000,000 in the first year and $5,000,000 in each year thereafter. The Company's systems are manufactured in Brantford , Ontario and in Avon, Connecticut.

Note 4  Note Payable:
---------------------

The $100,000 note payable is a demand note dated September 1, 1995 with 9% interest payable to Mr. John Celantano. Mr. Celantano is a stockholder of the Company and provides both sales and professional consulting services to the Company. Interest expense on the above note amounted to $9,000 for the year ended October 31, 1996. Repayment of the note payable will be through the issuance of common stock for the equivalent of 100,000 at the offering price per share of the next stock offering.

Note  5  Stockholders' Equity:
------------------------------

The Company has 10,000,000 shares of preferred stock, no par value, authorized. However, none have been issued. The following table sets forth the number of common shares of the Company issued and outstanding as of October 31, 1996 and the number of common shares reserved for issuance to investors.

           Authorized                                 800,000,000

           Issued and outstanding                       5,850,374  1

           Reserved for issuance to investors           1,000,000
           Common stock subscribed                        186,667
           Reserved warrants                            1,000,000
           Warrants subscribed                            186,667


----------
1 Does not include 900,000 class A Warrants and 900,000 class B Warrants to purchase up to 1,800,000 of common stock at an average price of $1.25 per share, which expire on May 10, 1997. These unregistered Warrants are not exercisable until, and if, the Company chooses to register the Warrants

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                        Notes To The Financial Statements

               For The Years Ended October 31, 1996, 1995 and 1994

Note  5  Stockholders' Equity: (Continued)
-----------------------------------------

Stock Dividend
--------------

On October 22, 1996, the company declared a 5% stock dividend to shareholders of record of Startech Environmental Corporation common stock on November 11,1996. The stock dividend was paid on November 29, 1996. These stock dividend shares are restricted from being sold for a period of two years.

Note 6  Nonqualifying Stock Option Plan:
----------------------------------------

In November 1995, the Company registered 2,000,000 common shares issuable upon exercise of stock options issued by the Company under its 1995 Nonqualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. Options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee.

During the year ended October 31, 1996, the Company issued 539,700 stock options for services rendered. All options were immediately exercised for one share of common stock. The exercise price ranged from $.25 to $5.00 per share. The aggregate value of these services ($152,131) is reflected as an increase in common stock . As of October 31,1996, there were no stock options outstanding.

Note 7  Subsequent Events:
--------------------------

The Company offered to a limited number of investors the right to purchase up to 1,000,000 voting common shares at a purchase price of $1.50. The Offering is subject to the terms and conditions of the "Subscription Agreement" that was entered into by each investor and the Company.

One Warrant will be issued for each common share subscribed. The Warrants will not be registered, and the subscriber will have the right to purchase one share of common stock for each Warrant at a price of $4.00 per share immediately following the closing date and for a period of up to two years. Once the Warrants are exercised, the shares will be restricted for a two year period. The Company reserves the right to cancel or extend the Warrants once the restriction period has been satisfied, and the exercised period fulfilled. The Warrants may be exercised in lots of 100 common shares or more up to the total amount of Warrants for which each investor had originally subscribed.

Purchasers of the shares entered into a Subscription Agreement in conjunction with the transaction. Investors were notified of the acceptance of their subscription by the return of an executed copy of the Subscription Agreement.

The Offering began on August 28, 1996 and terminated on December 31, 1996. As of October 31, 1996, the minimum subscription of $250,000 had been met and exceeded. Investor deposits as of the balance sheet date were $280,000 and were segregated in a separate escrow account. As of December 31, 1996, the total shares subscribed were 638,917, at $1.50 per share, for an aggregate amount of $ 958,376.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                        Notes To The Financial Statements

               For The Years Ended October 31, 1996, 1995 and 1994
                                       ---


Note  8  Strategic Alliances:
-----------------------------

Burns and Roe Enterprises, Inc.
Burns and Roe is one of the world's leading engineering and construction firms and is a leader in the field of engineering, design, construction for electric utilities, waste to energy, nuclear utilities, wind power, cogeneration, industrial, chemical and research facilities, both domestic and international. Burns and Roe has more than 700 technical and 300 administrative and office personnel in its Oradell, New Jersey headquarters. It has offices in six countries around the world. Startech and Burns and Roe Enterprises, Inc. will jointly undertake projects that require sales, engineering, construction and financing of Startech based facilities.

Energy Research Corporation (ERC)
ERC is a public company whose stock is traded on NASDAQ and it is preeminent in the field of the development, manufacturing and the marketing of Molten Carbonate Fuel Cells. Fuel Cells are battery-like systems that convert hydrogen gas directly into DC electricity. The PCG (Plasma Converted Gas) produced by the Startech Plasma Waste Converter can be used directly in ERC's fuel cells. Startech and ERC will cooperate in the technical development and sales of systems that convert wastes into fuel cell gas to produce electricity. In June 1996, ERC put the world's largest MC fuel cell on line in California.

Trican  Systems
Trican is a manufacturing firm (85,000 square foot facility) experienced in manufacturing waste processing capital equipment, operated by one of the principal stockholders of Startech. A written manufacturing agreement to produce Startech systems with Trican exists wherein Trican will produce the systems based upon predetermined standard costs established by Startech at a manufacturing cost rate that is favorable to Startech.

As of October 31,1996, the Company advanced to Trican $100,000. This amount is included in other non-current assets. The advance is non-interest bearing to be repaid by April 1, 2001. Repayment shall be made via either one or a combination of (a) deductions from the cost of manufacturing Startech systems, (b) cash payments, or (c) the return of like shares of the Company's common stock.

Bauer Howden Inc.
Bauer Howden will be manufacturing (in addition to Trican) Startech systems in the U.S. in a modern, fully integrated, 90,000 square foot manufacturing and engineering facility in Avon, Connecticut. This facility is also fully qualified as a production facility in manufacturing in compliance with the military and government specifications of the U.S. and many nations of the world. The agreement also provides for the financing by Bauer Howden of Startech's inventory requirements. Bauer Howden has a team of its own technical service people strategically located in various market areas outside of the U.S., and these service people will assist in the installation, maintenance and training that may be required by Startech customers.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)
                                    --------

                        Notes To The Financial Statements

               For The Years Ended October 31, 1996, 1995 and 1994
                                       ---


Note 8  Strategic Alliances:  (Continued)
-----------------------------------------

Calumet Coach Company
The Company has signed a strategic alliance agreement with Calumet Coach Company for the incorporation of Plasma Waste Converters to various semi-trailers and self-propelled configurations. This alliance will allow Startech to better address the numerous applications for Plasma Waste Converters that requite the processing of waste residing in remote locations or in locations where a preeminent installation is not needed.

The Calumet Coach Company of Calumet City, Illinois is a privately held company that has been building mobile units in both semi-trailer and self-propelled configurations for the past fifty years serving special healthcare, military and industrial applications throughout the world.


Note 9 - Fair Value of Financial Instruments:
---------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and other current assets are carried in the accompanying balance sheet at cost which are reasonable estimates of their fair value. Accounts payable, investor deposits, notes payable and accrued expenses are also carried at costs which are reasonable estimates of their fair value.

                                         Carrying           Estimated
                                          Amount           Fair Value
                                          --------         ----------

ASSETS:
         Cash                             280,759            280,759
         Other current assets              10,851             10,851

LIABILITIES:
         Accounts payable                   27,405             27,485
         Investor deposits                 280,000            280,000
         Note payable                      100,000            100,000
         Accrued expenses                   37,262             37,262


Note 10 Litigation:
-------------------

The Company is a defendant in litigation regarding the removal of a restrictive legend on shares of common stock purchased in 1995 and 1996. The proceedings are in the preliminary phases and the Company believes it is with out merit and will vigorously contest the matter.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of December 1996, the Company changed its accountant from Robert Moe & Associates, P.S. to Kostin, Ruffkess & Company, LLC. The Company has filed a Form 8-K with the Commission reflecting the change in accountants. There are no disagreements on any matters of accounting principals or practices or financial statements disclosure and none are contemplated.




                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the directors and executive officers of the Registrant and its subsidiaries:


Name                   Age      Position
----------------------------------------------------------------------------------------------------
Joseph F. Longo        64       President, Treasurer, member of the Board of Directors

Leonard V. Knap        65       Vice President, member of the Board of Directors

Kevin M. Black         34       Vice President, Secretary, member of the Board of Directors

John D. Watts          53       Vice President, Chief Financial Officer, Principal Accounting Officer

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Registrant's officers are elected by the Board of Directors at the annual meeting, after each annual meeting of the Registrant's shareholders, and hold office until their death, or until they resign or have been removed from office.

Joseph F. Longo - President, Treasurer and a member of the Board of Directors
-----------------------------------------------------------------------------

     Mr. Longo has been President, Treasurer and a member of the Board of Directors since November 17, 1995. Since September 1994, Mr. Longo has been President of STARTECH Corporation. From August 1991 to August 1994, Mr. Longo was President of Consolidated Defense Corp. of Wilton, Connecticut. Consolidated Defense is a company that designs, manufactures, and markets waste processing equipment for stationary and shipboard waste applications. From October 1987 to August 1991, Mr. Longo was Executive Vice President of Toronita Company of York, Pennsylvania. Toronita develops waste processing equipment for hazardous and nonhazardous waste.


Leonard V. Knap - Vice President and a member of the Board of Directors
-----------------------------------------------------------------------

     Mr. Knap has been Vice President and a member of the Board of Directors of the Company, since November 17, 1995. From October 1978 to the present, Mr. Knap has been the president of Trican Group of Companies. Trican is a Canadian company, located in Brantford, Ontario. Trican is involved in the refuse management industry. Trican activities range from engineering and consulting, to manufacturing services.


Kevin M. Black - Vice President, Secretary and a member of the
                 Board of Directors
--------------------------------------------------------------

     Mr. Black has been Secretary and a member of the Board of Directors of the Company since November 17, 1995. From October 1994 to the present, Mr. Black is a Deputy Assistant States Attorney with the State of Connecticut, Division of Criminal Justice. From January 1993 to October 1994, Mr. Black was associated with the law firm of Reid, Coredlo & Cafero, Norwalk, Connecticut, in the general practice of corporate and criminal law. From January 1991 to October 1992, Mr. Black was associated with the law firm Feinstein & Hermann, P.C., Norwalk, Connecticut.


John D. Watts - Vice President, Chief Financial Officer and Principal
                Accounting Officer
---------------------------------------------------------------------

     Mr. Watts has been Chief Financial Officer and Principal Accounting Officer of the Company since November 17, 1995. From December 1988 to August 1995, Mr. Watts was Vice President of Finance and Administration of Fulflex, Inc., a subsidiary/division of the Moore Company, Westerly, Rhode Island. Fulflex is a multinational company and is the world's largest manufacturer of specialty elastics which are sold to producers of clothing, diapers, golf balls and many other products requiring elastication.

ITEM 11.  EXECUTIVE COMPENSATION.

         (a)      Cash Compensation.

The following table sets forth certain information concerning the directors and executive officers of the Registrant and its subsidiaries:

                       Compensation         Current
Name                   during FY 96      Annual Salary         Position
-------------------------------------------------------------------------------

Joseph F. Longo         $100,000.          $100,000.      President & Treasurer

Leonard V. Knap         $ 16,000.          $ 52,000.      Vice President

Kevin M. Black          $ 11,700.          $ 26,000.      Vice President &
                                                          Secretary

John D. Watts           $ 63,750.          $ 85,000.      Vice President,Chief
                                                          Chief Financial
                                                          Officer & Principal
                                                          Accounting Officer

The Registrant does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors, but are reimbursed for travel expenses incurred in attending board meetings.

Other than consulting fees and finder's fees which may be paid to unaffiliated third parties, no other individuals will receive any salaries or fees from the Registrant. The Registrant's officers and directors will not receive finder's fees, or consulting fees. Officers, directors and/or principal shareholders may receive cash or stock from the sale of their shares of the Registrant's stock to the Registrant's merger candidate or principals of the merger candidate, should that event occur.

     (b) Compensation Pursuant to Plans

The Registrant has no retirement, pension or profit sharing plans covering its Officers or Directors other than a Non Qualified Incentive Stock Option Plan which has been filed with the Securities and Exchange Commission on Form S-8 (Commission File No. 33-95264) and which became effective on November 20, 1995.

     (c) Other Compensation.

No Officers and Directors of the Registrant received any other compensation during the fiscal year ended October 31, 1996.

     (d) Compensation of Directors.

The Registrant's Directors receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     (e) Termination of Employment and Change of Control Arrangements.

No compensatory plan or arrangement exists between the Registrant and any Director or Officer, except as discussed herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of the Registrant's Common Stock as of January 23, 1997, by each Officer and Director, all Officers and Directors as a group and each beneficial owner of more than five percent of the outstanding shares of the Registrant's Common Stock:

Name and address        Number of                                   Percent
of owner                 Shares               Position             of Class
--------------------------------------------------------------------------------

Joseph F. Longo         1,903,898      President, Treasurer          32.5%
444 Thayer Pond Rd.                    and Director
Wilton, CT  06897

Leonard V. Knap         1,903,898      Vice President                32.5%
140 West 3rd Street                    and Director
Hamilton, Ontario L9C-3K7
Canada

Kevin M. Black             49,489      Vice President, Secretary       0.8%
62 Buckingham Ridge Rd.                and Director
Wilton, CT  06897

John D. Watts             196,101      Vice President,                 3.4%
340 Mirey Dam Rd.                      and Chief Financial Officer
Middlebury, CT  06762
                                                                      -----
All officers and                                                      69.2%
directors as a
group (4 People)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a) Transaction with Management and Others.

The Company has a manufacturing agreement with Trican Industrial Limited ("Trican") a facility located in Brantford, Ontario, Canada. Leonard V. Knap, one of the Company's officers and a director, is the controlling shareholder of Trican. The manufacturing agreement between the Company and Trican is an arms length agreement and provides favorable economic benefit to the Company.

On October 31, 1996, the Company advanced to Trican $100,000. This amount is included in other non-current assets. The advance is non-interest bearing and is to repaid by April 1, 2001. Repayment shall be made via either one or a combination of (a) deductions from the cost of manufacturing Startech systems,
(b) cash payments, or (c) the return of shares of the Company's common stock.

     (b) Certain Business Relationships.

The Registrant does not have any relationship between any nominee or director and the Registrant that is substantially similar in nature and scope to those relationships entered into by virtue of "Strategic Alliances" - see Notes To The Financial Statements - Note 8.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  (1) Financial Statements.
              ---------------------

     The financial statements listed below and included under Item 8, are filed as part of this report.


:Report of Independent Auditors

:Consolidated balance sheet at October 31, 1996 and October 31, 1995

:Consolidated statement of operations for each of the three years in the period ended October 31, 1996

:Consolidatd statement of changes in stockholders' deficit equity for each of the three years in the period ended October 31, 1996

:Consolidated statement of cash flows for each of the three years in the period ended October 31, 1996

:Notes to consolidated financial statements

          (2)  Financial Statement Schedules
               -----------------------------

          All schedules have been omitted since the required information is not present or not present in amouints sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(3)      Exhibits.

Exhibit
  No.       Description                                             Page


 3.(i)      Articles of Incorporation of the Company.                 *
            (incorporated by reference as Exhibit 1.1 to the Registrant's Registration Statement

 3.(ii)     Bylaws of the Company.                                    *
            ----------------------
            (incorporated by reference to Exhibit 1.7 to the Registrant's Registration Statement on Form 10, SEC File No. 0-25312).

4. Instruments defining the rights of security holders, including indents
            NONE

9.          Voting Trust Ageement
            ---------------------
            NONE

10.         Material Contracts
            ------------------

            Acquisition Agreement between the                         *
            Registrant and Startech.
            (incorporated by reference to Exhibit
            10.3 to the Registrant's Form 8-K dated
            August 25, 1995, SEC File No. 0-25312).

* By reference

11.         Statement re computation of per share earnings.
            -----------------------------------------------

            Not applicable.

12.         Statement re computation of ratios.
            -----------------------------------

            None.

13.         Annual report to security holders.
            ----------------------------------

            Not applicable.

16.         Letter re change in certifying accountant.
            ------------------------------------------

            Letter from former independent accountant

18.         Letter re change in accounting principles.
            ------------------------------------------

            None.

19.         Report furnished to security holders.
            -------------------------------------

            None.

21.         Subsidiaries of the registrant.
            -------------------------------

            None.

22.         Published report regarding matters submitted to
            vote of security holders.
            ------------------------------------------------

            Not applicable.

23.         Consent of experts and counsel.
            -------------------------------

            Consent of Kostin, Ruffkess & Company, LLC

24.         Power of attorney.
            ------------------

            Not applicable.

27.         Financial Date Schedule.
            ------------------------

            Filed herein.

28.         Information from reports furnished to state
            insurance regulatory agencies.
            --------------------------------------------

            None.

*  By reference
                                       18

99.         Additional Exhibits.
            --------------------

            Nonqualifying Stock Option Plan                           *
            (incorporated by reference as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 33-99790).

     (b)    Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

          On January 28, 1997, the Company filed a report on Form 8-K to announce that it replaced the accounting firm of Robert Moe & Associates, P.S. as a result of engaging Kostin Ruffkess & Company, LLC.

* By reference

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January, 1997.

                                      STARTECH ENVIRONMENTAL CORPORATION
                                      (Registrant)


                                       BY:    /S/ Joseph F. Longo
                                           -------------------------------------
                                           Joseph F. Longo
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 29 day of January 1997.


SIGNATURES                                  TITLE                    DATE


   /S/ Joseph F. Longo       Member of the Board of Directors,  January 29, 1997
--------------------------   President and Treasurer
Joseph F. Longo



   /S/ Leonard V. Knap       Member of the Board of Directors,  January 29, 1997
--------------------------   Vice President
Leonard V. Knap



   /S/ Kevin M. Black       Member of the Board of Directors,   January 29, 1997
--------------------------  Secretary
Kevin M. Black



   /S/ John D. Watts        Vice President, Chief Financial     January 29, 1997
--------------------------  Officer and Principal Account
John D. Watts               Officer