Form 10-Q
period 1997-01-31
STARTECH ENVIRONMENTAL CORP
filed 1997-03-24
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended - January 31, 1997

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------------.

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                      Identification No.)
        Colorado                                         84-1286576

                         79 Old Ridgefield Road
                          Wilton, Connecticut                  06897
                  --------------------------------------     -------
                 (Address of principal executive offices)    Zip Code

                                 (203) 762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     -----


Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                Outstanding at March 14, 1997
         -------------------                -----------------------------

       Common Stock - No Par                         6,859,256

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                    PAGE NO.
                                                                    --------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Balance Sheet - January 31, 1997
             and October 31, 1996                                       3

             Statement of Operations for the quarters ended
             January 31, 1997 and 1996                                  4

             Statement of Cash Flows for the quarters ended
             January 31, 1997 and 1996                                  5

             Notes to Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7-8

PART II - OTHER INFORMATION

             Item 1.  Legal Proceedings                                 9
             Item 2.  Changes in Securities                             9
             Item 3.  Defaults Upon Senior Securities                   9
             Item 4.  Submission of Matters to a Vote of
                         Security Holders                               9
             Item 5.  Other Information                                 9
             Item 6.  Exhibits and Reports on Form 8-K                 10

SIGNATURE                                                              11


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET

                                                       January 31,    January 31,
ASSETS                                                    1997           1996
                                                       -----------    -----------
Current Assets:
         Cash and cash equivalents                     $   789,462    $   246,951
         Other current assets                               16,136
                                                       -----------    -----------

                  Total Current Assets                     805,598        246,951

         Other Assets                                      100,000
                                                       -----------    -----------
                                                       $   905,598    $   246,951
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                              $    39,936    $    26,966
         Investor deposits                                 958,375
         Notes payable - short term                        100,000        100,000
         Other accrued expenses                             39,512          3,750
                                                       -----------    -----------

                  Total Current Liabilities              1,137,823        130,716

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         5,453,000 at January 31, 1996 and
         5,453,000 at October 31, 1996                     653,834        273,468
         Additional paid-in capital                            300            300
         Accumulated deficit Net Income (loss)            (886,359)      (152,533)
                                                       -----------    -----------

                Total Stockholders' (deficit) equity      (232,225)       116,235

                                                       $   905,598    $   246,951
                                                       ===========    ===========




                       See notes to financial statements.

                                        3


                       STARTECH ENVIRONMENTAL CORPORATION
                             STATEMENT OF OPERATIONS


                                                   Quarter Ended       Quarter Ended
                                                  January 31, 1997    January 31, 1996
                                                  ----------------    ----------------

Revenue                                             $         0          $         0

Operating expenses
         Selling expense                                 40,448               30,929
         General and administrative expense             141,512               86,656
                                                    -----------          -----------
                                                        181,960              117,525
Loss from operations

Other income (expense):
         Interest income                                  5,042                    0
         Interest expense                                 2,250                2,250
                                                    -----------          -----------

Net loss                                            $   179,168          $   119,835
                                                    ===========          ===========


Net loss per share                                  $      (.03)         $     (0.02)
                                                    ===========          ===========


Weighted average common
   shares outstanding                                 6,045,367            5,224,750
                                                    ===========          ===========





                        See notes to financial statement.

                                        4


                       STARTECH ENVIRONMENTAL CORPORATION
                             STATEMENT OF CASH FLOWS


                                                        Quarter Ended     Quarter Ended
                                                      January 31, 1997   January 31, 1996
                                                      ----------------   ----------------

Cash flows from operating activities:
Net loss                                                $(179,168)          $(119,835)

(Increase) in other current assets                         (5,255)

Increase in accounts payable                               12,531               7,043

Increase in accrued expenses                                2,250               2,250
                                                        ---------           ---------

         Net cash used in operating activities           (169,672)           (110,542)
                                                        ---------           ---------

Cash flows from financing activities:
         Proceeds from issuances of
         common stock                                     678,375             272,468
                                                        ---------           ---------

Increase in cash and cash
equivalents                                               508,703             161,926

Cash and cash equivalents at beginning
of period                                                 280,759              85,025

Cash and cash equivalents at end of period              $ 789,462           $ 246,951








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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ending January 31, 1997.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1996 which are included in the Company's annual report on form 10-K. The results of operations for the quarter ended January 31, 1997 are not necessarily indicated of the results to be expected for the full year.


Note 2.  Equity Transactions

During the quarter ended January 31, 1997, 309,027 shares of common stock were issued as a result of the company issuing a five percent (5%) stock dividend to all shareholders of record on November 11, 1996. Another 638,917 shares were issued from the proceeds received a private placement offering which closed on December 31, 1996. The equity proceeds received by the company from the private placement was $958,376. There were also 60,938 "S-8" shares issued to various vendors as provided by the 1995 Nonqualifying Stock Option Plan.

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


Liquidity and Capital Resources
-------------------------------

Liquidity for the quarter has been provided by previous and current stock sales. The Registrant is and will continue to be dependent upon loans and/or capital contributions from shareholders or outside investors. The Registrant's capital resource requirements for future periods will increase due to increased manufacturing, marketing and administrative demands. These needs are anticipated to be met from operations of the Registrant's normal business activity.



Background
----------

The Registrant's activities (under its former name - Kapalua Acquisitions, Inc.) during the two fiscal years (November 1, 1993 to October 31, 1995) consisted primarily of investigating possible business opportunities. On November 17, 1995, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Startech Corporation, a corporation organized under the laws of the State of Connecticut which engineers, manufacturers and markets Plasma Waste ConverterTM ("PWC") systems to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of the fiscal year covered by this report to a vote of security holders.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. - (by reference)


             (a)  Exhibits.

                  Exhibit 10.5   Private Placement Memorandum dated August 28,
                                 1996.


             (b)  Reports.

                  One report on Form 8-K was filed during the quarter ended January 31, 1997. The only subject of this report was the change of accountants from Robert E. Moe and Associates P.C. (Spokane, WA) to Kostin, Ruffkess & Company, LLC. (West Hartford, CT). The change was implemented for the convenience of the registrant. There were no disagreements between the registrant and Robert E. Moe and Associates P.C.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STARTECH ENVIRONMENTAL CORPORATION



Date:  March 15, 1997                 By: /S/ John D. Watts
       --------------                     -----------------
                                          John D. Watts
                                          Vice President, Chief Finance Officer