Form 10-Q
period 1997-04-30
STARTECH ENVIRONMENTAL CORP
filed 1997-06-20
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[  x  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the six months ended - April 30, 1997

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to                           .
                              -----------------    --------------------------

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

                             YES    X        NO
                                 -------         -------

           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                     Outstanding at June 13, 1997
     -------------------                     ----------------------------

    Common Stock - No Par                             6,859,256

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                     PAGE NO.
                                                                     --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

             Balance Sheet - April 30, 1997
             and April 30, 1996                                          3

             Statement of Operations for the quarters and
             six months ended April 30, 1997 and 1996                    4

             Statement of Cash Flows for the quarters and
             six months ended April 30, 1997 and 1996                    5

             Notes to Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7-8

PART II - OTHER INFORMATION
---------------------------

             Item 1.  Legal Proceedings                                  9
             Item 2.  Changes in Securities                              9
             Item 3.  Defaults Upon Senior Securities                    9
             Item 4.  Submission of Matters to a Vote of
                         Security Holders                                9
             Item 5.  Other Information                                  9
             Item 6.  Exhibits and Reports on Form 8-K                  10

SIGNATURE                                                               11
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET
                             APRIL 30, 1997 and 1996

ASSETS                                                 1997            1996

Current Assets:
         Cash and cash equivalents                 $ 1,288,634      $   245,970
         Other current assets                           32,661             --
                                                   -----------      -----------

         Total Current Assets                        1,321,295          245,970

Other Assets                                           100,000          100,000
                                                   -----------      -----------

         Total assets                              $ 1,421,295      $   345,970
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                          $     9,210      $    21,043
         Accrued interest                                6,000            6,000
         Investor deposits                             700,102
         Notes payable - short term                    100,000          100,000
         Other accrued expenses                         41,762
                                                   -----------      -----------

         Total Current Liabilities                 $   857,074      $   127,043
                                                   -----------      -----------

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,859,256 at April 30, 1997 and
         5,892,174 at April 30, 1996                 1,627,262          509,165

         Additional paid-in capital                        300              300

         Accumulated deficit                        (1,063,341)        (290,538)
                                                   -----------      -----------

         Total Stockholders' equity                    564,221          218,927
                                                   -----------      -----------

                                                   $ 1,421,295      $   345,970
                                                   ===========      ===========









                       See notes to financial statements.

                                        STARTECH ENVIRONMENTAL CORPORATION
                                              STATEMENT OF OPERATIONS


                                                  Quarter Ended      Quarter Ended     Six Months Ended     Six Months Ended
                                                  April 30, 1997     April 30, 1996      April 30, 1997      April 30, 1996
                                                  --------------     --------------      --------------      --------------

Revenue                                             $    10,000        $    10,000        $    10,000        $    10,000

Operating expenses
         Selling expense                                 16,688             15,394             57,136             46,323
         General and administrative expense             176,162            127,051            317,124            213,707
                                                    -----------        -----------        -----------        -----------

         Total operating expense                        192,849            142,445            374,259            260,030

Loss from operations                                   (182,849)          (132,445)          (364,259)          (250,030)

Other income (expense):
         Interest income                                  8,118                390             13,160                390
         Interest expense                                (2,250)            (2,250)            (4,500)            (4,500)
                                                    -----------        -----------        -----------        -----------

         Total other income (expense)                     5,868             (1,880)             8,660             (4,110)

Income tax expense                                                                                550

Net loss                                            ($  176,982)       ($  134,305)       ($  356,150)       ($  254,140)
                                                    ===========        ===========        ===========        ===========

Net loss per share                                  ($     0.03)       ($     0.02)       ($     0.06)       ($     0.05)

Weighted average common
shares outstanding                                    6,859,256          5,581,250          6,354,815          5,403,000
















                                         See notes to financial statements.

                                                         4

                                        STARTECH ENVIRONMENTAL CORPORATION
                                              STATEMENT OF CASH FLOWS


                                                        Quarter Ended      Quarter Ended    Six Months Ended   Six Months Ended
                                                        April 30, 1997     April 30, 1996    April 30, 1997     April 30, 1996
                                                        --------------     --------------    --------------     --------------
Cash flows from operating activities:
Net loss                                                  ($  176,982)      ($  134,306)      ($  356,150)      ($  254,140)


(Increase) decrease in other current assets                   (18,525)                            (21,810)           (4,721)
Increase (decrease in current liabilities:
Accounts payable                                              (30,726)           (5,923)          (18,195)            1,120
Accrued expenses                                                8,250             2,250            10,500             4,500
                                                          -----------       -----------       -----------       -----------

Net cash used in operating activities                        (215,983)         (137,978)         (385,655)         (253,241)
                                                          -----------       -----------       -----------       -----------

Cash flows from financing activities:
Subscriptions to common stock                                (258,273)                            420,102
Proceeds from issuances of common stock net                   973,428           136,997           973,428           409,465
                                                          -----------       -----------       -----------       -----------
Net cash provided from financing activities                   715,155           136,997         1,393,530           409,465
                                                          -----------       -----------       -----------       -----------


Net Increase (decrease) in cash and cash equivalents          499,172              (981)        1,007,876           158,224
                                                          -----------       -----------       -----------       -----------


Cash and cash equivalents at beginning of period              789,482           246,951           280,769            89,746


Cash and cash equivalents at end of period                $ 1,288,634       $   245,970       $ 1,288,634       $   245,970
                                                          ===========       ===========       ===========       ===========




Supplemental disclosure of cash flow information:

Cash paid during the period for interest                  $         0       $         0       $         0       $         0

Issuance of common stock for vendor advance               $         0       $   100,000       $         0       $   100,000













                                         See note to financial statements.

                                                         5

                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

STARTECH   Environmental   Corporation   (the   "Company")  is  engaged  in  the
commercialization   and  continued   development  of  an  innovative  processing
technology for recycling industrial wastes.

Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents, which consist of stock which may be issuable upon exercise of outstanding stock options and warrants, have been excluded from the weighted average number of common shares since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ended April 30, 1997.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1996 which are included in the Company's annual report on form 10-K. The results of operations for the quarter ended April 30, 1997 do not necessarily indicate the results expected for the full year.


Note 2.  Equity Transactions

During the quarter ended April 30, 1997, the second phase of the Private Placement of August 28, 1996 commenced. The second phase was closed subsequent to the end of the period being reported herein. As of the date of this report in excess of $800,000 representing payment for approximately 115,000 shares has been received as a result of the second phase. However, a final determination of the investors' qualifications has not been completed. Therefore, a final investment amount cannot be determined at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

1997 vs 1996
------------

In 1997 and 1996 the Company earned $10,000 in revenue for professional services. Operating expenses were $192,849 in the quarter ended April 30, 1997 ($374,259 for six months) compared with $142,445 in the quarter and $260,030 for the six months a year ago. The nature of the operating expenses continue to be primarily for selling, demonstration and general and administrative purposes.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

The company is a defendant in litigation brought in Denver, Colorado District Court by Delphina, Ltd. in January 1997. The complaint demands the removal of a restrictive legend on shares purchased by Delphina, Ltd. in 1995 and 1996. The company has moved the matter to the Federal Courts from the District of Colorado and Delphina, Ltd. has moved to remand. The proceedings are in their preliminary stages. The company does not believe there is any merit to the claim and will vigorously contest the matter. The company has filed a counter claim against Delphina. No legal proceedings are known to be contemplated by governmental authorities.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first half of the fiscal year covered by this report to a vote of security holders.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. - (by reference)


             (a)  Exhibits.

                  Exhibit 10.6   Private Placement Memorandum dated March 17,
                                 1997.


             (b)  Reports.

                  No reports on FORM 8-K were filed during the quarter being reported.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STARTECH ENVIRONMENTAL CORPORATION



Date:  June 16, 1997                        By:      /S/ John D. Watts
       -------------                                 -----------------
                                                     John D. Watts
                                                     Vice President,
                                                     Chief Finance Officer