Form 10-Q
period 1997-07-31
STARTECH ENVIRONMENTAL CORP
filed 1997-09-15
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                 For the nine month period ended - July 31, 1997

                                       OR

     [   ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ------------------ .


                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                              84-1286576
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                79 Old Ridgefield Road Wilton, Connecticut 06897
                -------------------------------------------------
                (Address of principal executive offices) Zip Code

                                  203/ 762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO
                                    ----    ----


Securities registered pursuant to Section 12(g) of the Act:

 Title of each class                          Outstanding at September 10, 1997
 -------------------                          ---------------------------------

Common Stock - No Par                                     7,063,552

                       STARTECH ENVIRONMENTAL CORPORATION


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Unaudited Financial Statements

             Balance Sheet - July 31, 1997 (unaudited)
             and October 31, 1996 (audited)                                3

             Statement of Operations for the quarters and nine months
             ended July 31, 1997 and 1996 ( unaudited)                     4

             Statement of Cash Flows for the nine months ended
             July 31, 1997 and 1996 (unaudited)                            5

             Statement of Cash Flows for the three months ended
             July 31, 1997 and 1996 (unaudited)                            6

             Notes to Financial Statements                                 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8-9

PART II - OTHER INFORMATION
---------------------------

             Item 1.  Legal Proceedings                                   10
             Item 2.  Changes in Securities                               10
             Item 3.  Defaults Upon Senior Securities                     11
             Item 4.  Submission of Matters to a Vote of
                      Security Holders                                    11
             Item 5.  Other Information                                   11
             Item 6.  Exhibits and Reports on Form 8-K                    11

SIGNATURE                                                                 12
---------                                                                 --

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET

                                                       July 31,      October 31,
ASSETS                                                  1997            1996
                                                     -----------    -----------
Current Assets:
         Cash and cash equivalents                   $ 1,195,703    $   125,714

         Other current assets                             37,961         24,071

                  Total Current Assets                 1,233,664        149,785

         Other Assets                                    100,000        100,000
                                                     -----------    -----------

                  Total assets                       $ 1,333,664    $   249,785
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                            $    20,393    $    21,176
         Accrued interest                                 16,500          8,250
         Investor deposits                               805,102
         Notes payable - short term                      100,000        100,000
         Other accrued expenses                           26,762

                  Total Current Liabilities              968,757        129,426

Stockholders' equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,889,193 at July 31, 1997 and
         5,903,374 at July 31, 1996                    1,634,962        517,512

         Additional paid-in capital                          300            300

         Deficit accumulated during the
         development stage                            (1,270,355)      (397,453)

         Total Stockholders' Equity                      364,907        120,359

         Total liabilities and stockholder's equity  $ 1,333,664    $   249,785
                                                     ===========    ===========



                        See notes to financial statements


                                         STARTECH ENVIRONMENTAL CORPORATION
                                         STATEMENT OF OPERATIONS (unaudited)

                                      Quarter Ended        Quarter Ended       Nine Months Ended    Nine Months Ended
                                      July 31,1997         July 31,1996          July 31,1997        July 31, 1996
                                      ------------         ------------          ------------        -------------

Revenue                                $         0          $    16,000          $    10,000          $    26,000

LESS: Operating expenses
  Selling expense                           26,406                8,057               83,542               54,381
  General and Admin. exp                   188,982              113,174              506,106              328,351
                                       -----------          -----------          -----------          -----------

Total S,G&A                                215,388              121,231              589,648              382,732

Loss from operations                      (215,388)            (105,231)            (579,648)            (356,732)

Other income (expense):
  Interest income                            9,574                2,037               22,734                2,427
  Interest expense                          (1,500)              (2,250)              (6,000)              (6,750)

                                       -----------          -----------          -----------          -----------



  Total other income (expense)               8,074                 (213)              16,734               (4,323)

Income tax expense                             550

Net loss                               $  (207,314)         $  (105,444)         $  (583,464)         $  (361,055)
                                       ===========          ===========          ===========          ===========


Net loss per share                     $      (.03)         $      (.02)         $      (.09)         $      (.07)
                                       ===========          ===========          ===========          ===========


Average common
shares outstanding                       6,889,193            5,794,700            6,859,256            5,345,650
                                       ===========          ===========          ===========          ===========


                                         See notes to financial statement.



                            STARTECH ENVIRONMENTAL CORPORATION
                            STATEMENT OF CASH FLOWS (unaudited)

                                                           Nine Months Ended       Nine Months Ended
                                                             July 31, 1997           July 31, 1996
                                                             -------------           -------------


Cash flows from operating activities:
Net loss                                                     $  (563,464)              $  (361,055)

(Increase) decrease in current assets:                           (27,110)                  (24,071)

Increase (decrease) in current liabilities:
Accounts payable                                                  (7,012)                    1,253
Accrued expenses                                                   6,000                     6,750
                                                             -----------               -----------



    Net cash used in operating activities                       (591,586)                 (377,123)
                                                             -----------               -----------


Cash Flows from financing activities:
    Subscriptions to common stock                                525,102
    Proceeds from issuances of
     common stock, net                                           981,418                   417,812
                                                             -----------               -----------

Net cash provided from financing activities                    1,506,520                   417,812
                                                             -----------               -----------

Net decrease in cash and cash equivalents                        914,934                    40,689

Cash and cash equivalents at beginning
 of period                                                       280,769                    85,025

Cash and cash equivalents at end of period                   $ 1,195,703               $   125,714




Supplemental disclosure of cash flow information:
Cash paid during the period for interest                     $         0               $         0

Issuance of common stock for vendor advance                  $         0               $   100,000








                             See notes to financial statements






                       STARTECH ENVIRONMENTAL CORPORATION
                       STATEMENT OF CASH FLOWS (unaudited)

                                                          Three Months Ended        Three Months Ended
                                                            July 31, 1997             July 31, 1996
                                                            -------------             -------------

Cash flows from operating activities:
Net loss                                                    $  (207,314)              $  (105,444)

(Increase) decrease in current assets:                           (5,300)                  (19,350)

Increase (decrease) in current liabilities:
Accounts payable                                                 11,193                       133
Accrued expenses                                                 (4,500)                    2,250

                                                            -----------               -----------



    Net cash used in operating activities                      (205,921)                 (122,411)

                                                            -----------               -----------


Cash Flows from financing activities:
    Subscriptions to Common Stock                               105,000
    Proceeds from issuance of common stock, net                   7,990

    Net cash provided from financing activities                 112,990                     8,374
                                                           ------------               -----------

Net decrease in cash and cash equivalents                        92,931                   114,064

Cash and cash equivalents at beginning
 of period                                                    1,288,634                   239,778

Cash and cash equivalents at end of period                  $ 1,195,703               $   125,714



Supplemental disclosure of cash flow information:
Cash paid during the period for interest                    $         0               $         0

Issuance of common stock for vendor advance                 $         0               $   100,000






                             See notes to financial statements

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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ended July 31, 1997.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring and insignificant adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1996 which are included in the Company's annual report on form 10-K. The results of operations for the nine months ended July 31, 1997 do not necessarily indicate the results to be expected for the full year.


Note 2.  Equity Transactions

During the quarter ended July 31, 1997, the second phase of the Private Placement of August 28, 1996 was closed. The total investment in the second phase of the Private Placement was $835,513 representing 119,359 shares at seven dollars ($7.00) per share. All the investors in the Private Placement were informed in the investment memorandum that, regardless of securities law, their shares are restricted for a period of two (2) years; unless relevant securities law(s) are changed to require for a longer extension.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Results of Operations
---------------------
1997 vs 1996
------------

For the first nine months of 1997 the Company earned $10,000 and for the same period in 1996 the Company earned $26,000 in revenue for professional services. Operating expenses were $215,388 in the quarter ended July 31, 1997 and $589,648 for nine months ended July 31, 1997 compared with $121,231 in the quarter and $382,732 for the nine months a year ago. The nature of the operating expenses continue to be primarily for selling, demonstration and general and administrative purposes.

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant since 1991. During fiscal 1995, the Registrant entered into negotiations with Startech Corporation ("Startech")which culminated in the acquisition of Startech on November 17, 1995.


Liquidity and Capital Resources
-------------------------------

Liquidity has been provided by sales, stock sales, advances from investors and majority shareholders or notes payable to other third parties. The Registrant is and will continue to be dependent upon sales, loans and/or capital contributions from shareholders or outside investors and the distribution of S-8 shares to vendors for the payment of goods and services. The payment to vendors in the form of S-8 shares reduces the cash outlay of the company. The Registrant's capital resource requirements for future periods will increase and future needs are anticipated to be met from operations of the Registrant's business activity.


Background
----------

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

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 1. LEGAL PROCEEDINGS.


The company is a defendant in litigation brought in Denver, Colorado District Court by Delphina, Ltd. in January 1997. The complaint demands the removal of a restrictive legend on shares purchased by Delphina, Ltd. in 1995 and 1996. The company has moved the matter to the Federal Courts from the District of Colorado and Delphina, Ltd. has moved to remand. Out of court negotiations are in their final stages and it appears likely that an amicable settlement is near. The company does not believe there is any merit to the claim and will vigorously contest the matter if an out of court settlement cannot be agreed upon by the parties.

The company is a defendant in litigation brought in the Ontario Court of Justice, Ontario, Canada, and was served notification of the complaint in August 1997. The complaint is a result of a third party action against one of the company's shareholders. The third party, a stock brokerage, failed to follow standard practice to verify a restrictive legend on the shareholder's stock certificate; thus sold the shares and had to purchase them back at a loss. The brokerage firm is seeking retribution for the loss from the shareholder and the shareholder is seeking indemnification and/or contribution from the company. The proceedings are in their preliminary stages. The company does not believe there is any merit to the claim and will vigorously contest the matter.

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

ITEM 5. OTHER INFORMATION.


None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  Exhibits.

               None


          (b)  Reports.

               No reports on Form 8-K were filed for the quarter ended July 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARTECH ENVIRONMENTAL CORPORATION
                                            ----------------------------------



Date:  September 15, 1997           By:     /S/ John D. Watts
       ------------------                   ------------------------------------
                                            John D. Watts
                                            Executive Vice President of Finance
                                            and Administration