Form 10-K
period 1997-10-31
STARTECH ENVIRONMENTAL CORP
filed 1998-02-11
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[  x  ]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended - October 31, 1997

                                       OR

[     ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________________.


                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
                       formerly Kapalua Acquisitions, Inc.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                                 (I.R.S.Employer
incorporation or organization                                Identification No.)
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

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of January 30, 1998 was 6,811421.

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

3.   Form 8-K dated January 30, 1996.

4.   Form 10-Q for the period ended January 31, 1996.

5.   Form 10-Q for the period ended April 30, 1996.

6.   Form 10-Q for the period ended July 31, 1996.

7.   Form 8-K dated January 28, 1997.

8.   Form 10-Q for the period ended January 31, 1997.

9.   Form 10-Q for the period ended April 30, 1997.

10.  Form 10-Q for the period ended July 31, 1997.

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

The Company has a manufacturing agreement with Bauer Howden Inc., in Avon, Connecticut - see also Notes To The Financial Statements - Note 7 for further explanation to these agreements.

Employees
---------

The Company is a development stage company and currently has eight employees. Management of the Company expects to hire additional employees as needed.

Competition
-----------

The Company regards potential competitors as Aerospecial, Mitsubishi and Retech. Those companies have more assets and are larger than Startech and, therefore, could offer, should they choose, substantial competition to Startech.

Offices
-------

The  Company's   offices  are  located  at  79  Old  Ridgefield  Road,   Wilton,
Connecticut,   06897,   the   telephone   number  is   203/762-2499,   facsimile
203/761-0839.

ITEM 2.  PROPERTIES.


The Registrant's offices are located at 79 Old Ridgefield Road, Wilton, Connecticut 06897. The Registrant leases 1,236 square feet of office space from MCL Ventures, Inc. The lease agreement was originally entered into by another company which is primarily owned by Joseph F. Longo and Leonard V. Knap and was subsequently assigned to the Company. The lease provides for payments of monthly payments of $1,972. to August 1997, when the lease expired. Currently the registrant is leasing the facility on month to month basis in anticipation of relocating.

ITEM 3.  LEGAL PROCEEDINGS.

The Company was a defendant in litigation brought in Denver, Colorado District Court by Delphina, Ltd. in January 1997. The complaint demanded the removal of a restrictive legend on shares purchased by Delphina, Ltd. in 1995 and 1996. The proceedings have been concluded without any net financial outlay by the company. As a result of the successful conclusion of the litigation, 202,131 shares of the company's stock were retired. The conclusion of this litigation was subsequent to the year ended October 31, 1997. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth (4th) quarter of the year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     (a) Market Information.

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol STHK (or OTCBB:STHK). The table shows the high and low bid of Registrant's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Registrant's securities began trading actively in November 1995. Since the foregoing date, the high bid has been $19.80 (in 1997) and the low bid has been $0.83 (in 1995).

                                                  Bid
                                                  ---
Quarter Ended                             High           Low         Average
-------------                             ----           ---         -------

October 31, 1997                       $   11.25      $   7.25      $    9.51
July 31, 1997                          $   13.69      $   7.50      $   11.24
April 30, 1997                         $   18.25      $   7.50      $   13.77
January 31, 1997                       $   12.50      $   2.86      $    4.85

October 31, 1996                       $    3.22      $   1.55      $    2.39
July 31, 1996                          $    3.81      $   2.03      $    2.71
April 30, 1996                         $    4.54      $   0.95      $    2.46
January 31, 1996                       $    7.63      $   0.95      $    4.99

     (b) Holders.

As of January 28, 1998, there were approximately 300 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended October 31, 1997 is derived from the Registrant's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

                                     1997           1996           1995          1994           1993
                                 -----------    -----------    -----------    -----------    ----------

Net sales                        $    10,000    $    26,000              0              0             0

Loss from operations             $   897,855    $   664,424    $    36,698              0             0

Other income (expense)           $    20,497    $    (5,569)             0              0             0

Net loss                         $   877,908    $   670,493         36,698              0             0

Earnings per share of weighted
  average shares of common
  stock outstanding              $      (.13)   $     (0.12)  $     (0.04)            N/A           N/A

Weighted-average number of
  shares of common stock
  outstanding                      6,695,316      5,482,268        996,500        996,500       996,500

Total assets                     $ 1,201,870    $   391,610         85,025              0             0

Total liabilities                $   188,063    $   444,667        121,423              0             0

Long-term obligations            $         0    $         0              0              0             0

Cash dividends per share
  of common stock                $         0    $         0              0              0             0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

1997 vs 1996
------------

During 1997 the Company earned $10,000 in revenues for professional services and $48,497 in offset billings. Operating expenses of $907,855 in 1997 consisted primarily of outlays for selling, demonstration and general and administrative purposes compared to $690,424 in the prior period.

1996 vs 1995
------------

During 1996 the Company earned $26,000 in revenues for professional services. Operating expenses of $690,424 in 1996 consisted primarily of outlays for selling, demonstration and general and administrative purposes compared to $36,698 in the prior period.

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

Liquidity and Financial Resources
---------------------------------

Liquidity has been provided by stock sales and consulting fees. The Registrant is and will continue to be dependent upon the deposits from the sale of equipment, the sale of stock, loans and/or capital contributions from majority shareholders or outside investors. It is anticipated that the Registrant's capital resource requirements for future periods will increase and future needs are anticipated to be met from the above and from operations of the Registrant's business activity.

---------------------------------------------

Operating capital for the year ended October 31, 1997 was primarily a result of the sale of stock. Additional revenue was provided from fees for testing and customer research and from expense offset from billing to a company for services which were not in the Registrant's main product line. The Company anticipates that cash generated from operations in the form of customer deposits, further sale of capital stock and the utilization of a loan facility will be more than sufficient to satisfy working capital and capital expenditure requirements for the forseeable future. This will provide the Company with the financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development, research and development, strategic alliances and ventures and/or acquisitions.

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

The Offering commenced on August 28, 1996 and terminated on December 31, 1996. The total shares subscribed were 638,917 at $1.50 per share, for an aggregate amount of $958,375.

The Company offered, as a continuation of the above offering, to a limited number of investors, the right to purchase up to 1,000,000 two year restricted voting common shares at a purchase price of $7.00. For each share purchased, the Company granted one warrant exercisable at $12.00 per share. The warrant shares also have a two year restriction from the date the warrant is exercised. The Offering was subject to the terms and conditions of the "Subscription Agreement".

The Offering commenced on April 1, 1997 and terminated on June 30, 1997. The total shares subscribed were 119,359 at $7.00 per share, for an aggregate amount of $835,513.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and Supplementary Data begin on the following page.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)


                        Consolidated Financial Statements

                 For The Years Ended October 31, 1997, 1996 and
             1995 and the Cumulative Period May 1, 1991 (Inception)
                            Through October 31, 1997

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)

                                Table of Contents

                 For The Years Ended October 31, 1997, 1996 and
             1995 and the Cumulative Period May 1, 1991 (Inception)
                            Through October 31, 1997







Independent Auditors' Report.......................................       11

Consolidated Balance Sheets........................................       12

Consolidated Statements of Operations..............................       13

Consolidated Statements of Changes in Stockholders'
  Equity (Deficit).................................................       14

Consolidated Statements of Cash Flows..............................       15

Notes to the Consolidated Financial Statements.....................       16

KOSTIN, RUFFKESS & COMPANY, LLC
Certified Public Accountants



               To the Board of Directors
               Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


               We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation (A Development Stage Company) as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity
               (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended October 31, 1995 were audited by Robert Moe & Associates, P.S., and they expressed an unqualified opinion on them in their report dated January 26, 1996. They have not performed any auditing procedures on the financial statements since January 26, 1996.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation (A Development Stage Company) as of October 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.



               /s/  Kostin, Ruffkess & Company, LLC
               --------------------------------------
               West Hartford, Connecticut
               January 30, 1998



                                STARTECH ENVIRONMENTAL CORPORATION
                                   (A Development Stage Company)

                                    Consolidated Balance Sheets

                                     October 31, 1997 and 1996


                                                                        1997                    1996
         Assets

Current assets:
     Cash                                                            $   988,040            $   280,759
     Inventory                                                           100,000                   --
     Prepaid expenses                                                     65,333                   --
     Other current assets                                                   --                   10,851
                                                                     -----------            -----------

         Total current assets                                          1,153,373                291,610

Other assets                                                              48,497                100,000
                                                                     -----------            -----------

                                                                     $ 1,201,870            $   391,610
                                                                     ===========            ===========

     Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                                $    67,168            $    27,405
     Investor deposits                                                      --                  280,000
     Note payable - short-term                                           100,000                100,000
     Other accrued expenses                                               20,895                 37,262
                                                                     -----------            -----------

         Total current liabilities                                       188,063                444,667
                                                                     -----------            -----------

Stockholders' equity (deficit):
     Preferred stock, no par value, 10,000,000 shares authorized,
         no shares issued or outstanding                                    --                     --
     Common stock, no par value,  800,000,000 shares authorized;
         shares issued and outstanding: 7,013,552 at October 31,
         1997 and 5,850,374 at October 31, 1996                        2,598,606                653,834
     Additional paid-in capital                                              300                    300
     Deficit accumulated during the development stage                 (1,585,099)              (707,191)
                                                                     -----------            -----------

         Total stockholders' equity (deficit)                          1,013,807                (53,057)
                                                                     -----------            -----------

                                                                     $ 1,201,870            $   391,610
                                                                     ===========            ===========



                The accompanying notes are an integral part of the financial statements






                                         STARTECH ENVIRONMENTAL CORPORATION
                                            (A Development Stage Company)

                                        Consolidated Statements of Operations

                                    For The Years Ended October 31, 1997, 1996 and
                                1995 and the Cumulative Period May 1, 1991 (Inception)
                                             Through October 31, 1997




                                                                                                      Cumulative During
                                                                                                      Development Stage
                                                            Year Ended October 31                       From Inception
                                           -----------------------------------------------------        (May 1, 1991)
                                                                                                           Through
                                              1997                  1996                1995           October 31, 1997


Revenues                                   $    10,000          $    26,000          $      --            $    36,000
                                           -----------          -----------          -----------          -----------

Operating expenses:
  Selling expense                              225,976               66,211                 --                292,187
  General and administrative
     expenses                                  681,879              624,213               36,698            1,342,790
                                           -----------          -----------          -----------          -----------

     Total operating expenses                  907,855              690,424               36,698            1,634,977
                                           -----------          -----------          -----------          -----------

Loss from operations                          (897,855)            (664,424)             (36,698)          (1,598,977)
                                           -----------          -----------          -----------          -----------

Other income (expense):
  Interest income                               29,497                3,431                 --                 32,928
  Interest expense                              (9,000)              (9,000)                --                (18,000)
                                           -----------          -----------          -----------          -----------

   Total other income (expense)                 20,497               (5,569)                --                 14,928
                                           -----------          -----------          -----------          -----------

Income tax expense                                 550                  500                 --                  1,050
                                           -----------          -----------          -----------          -----------

Net loss                                   $  (877,908)         $  (670,493)         $   (36,698)         $(1,585,099)
                                           ===========          ===========          ===========          ===========



Net loss per share                         $     (0.13)         $     (0.12)         $     (0.04)
                                           ===========          ===========          ===========

Average common
  shares outstanding                         6,695,316            5,482,268              996,500
                                           ===========          ===========          ===========






                        The accompanying notes are an integral part of the financial statements







                                        STARTECH ENVIRONMENTAL CORPORATION
                                           (A Development Stage Company)

                         Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                    For The Years Ended October 31, 1997, 1996 and
                                1995 and the Cumulative Period May 1, 1991 (Inception)
                                              Through October 31, 1997

                                                                          Additional         Accumulated
                                                         Common             Stock              Paid-In          Earnings
                                                         Shares             Amount             Capital          (Deficit)

Balance, Inception May 1, 1991                                --          $      --          $      --         $      --

    Shares issued during May 1991
       for services rendered                               900,000               --                 --                --
    Shares issued during May 1991                           96,500               --                 --                --
                                                       -----------        -----------        -----------       -----------

Balance, October 31, 1992, 1993,
    and 1994                                               996,500               --                 --                --

    Capital contribution during  the
       year ended October 31, 1995                            --                 --                  300              --
    Net loss during  the year ended
       October 31, 1995                                       --                 --                 --             (36,698)
                                                       -----------        -----------        -----------       -----------

Balance, October 31, 1995                                  996,500               --                  300           (36,698)

    Shares issued for the acquisition of
       Startech Corporation                              4,000,000               --                 --                --
    Shares issued to Trican for a note payable              50,000            100,000               --                --
    Shares issued during  the year
       for services rendered                               539,700            152,131               --                --
    Shares issued for cash                                 264,174            401,703               --                --
    Net loss during  the year
       ended October 31, 1996                                 --                 --                 --            (670,493)
                                                       -----------        -----------        -----------       -----------

Balance, October 31, 1996                                5,850,374            653,834                300          (707,191)
      Shares issued for cash                               820,151          1,843,206               --                --
      Stock dividends issued                               309,027               --                 --
      Shares issued during the year
           for services rendered                            39,000            103,844               --                --
      Shares issued for the
           purchase of inventory                            45,000             97,722               --                --
      Shares redeemed for
           Trican note receivable                          (50,000)          (100,000)              --                --
      Net loss during the year
           ended October 31, 1997                             --                 --                 --            (877,908)
                                                       -----------        -----------        -----------       -----------

Balance October 31, 1997                                 7,013,552        $ 2,598,606        $       300       $(1,585,099)
                                                       ===========        ===========        ===========       ===========


                           The accompanying notes are an integral part of the financial statements







                                         STARTECH ENVIRONMENTAL CORPORATION
                                            (A Development Stage Company)

                                        Consolidated Statements of Cash Flows

                                    For The Years Ended October 31, 1997, 1996 and
                                1995 and the Cumulative Period May 1, 1991 (Inception)
                                              Through October 31, 1997



                                                                                                         Cumulative During
                                                                                                         Development Stage
                                                        Year               Year               Year         From Inception
                                                       Ended              Ended              Ended          (May 1, 1991)
                                                     October 31,        October 31,        October 31,         Through
                                                        1997               1996               1995         October 31, 1997

Cash flows from operating activities:
    Net  loss                                       $  (877,908)       $  (670,493)       $   (36,698)       $(1,585,099)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Expenses paid for through the
           issuance of common stock                      38,844            152,131               --              190,975
        (Increase) decrease in:
           Prepaid expense                                 (333)              --                 --                 (333)
           Inventory                                     (2,278)              --                 --               (2,278)
           Other current assets                          10,851             (9,028)            (1,823)              --
           Other assets                                 (48,497)              --                 --              (48,497)
        Increase (decrease) in:
           Accounts payable                              39,763              7,482             19,923             67,168
           Accrued expenses                             (16,367)            35,762              1,500             20,895
                                                    -----------        -----------        -----------        -----------

Net cash used in operating activities                  (855,925)          (484,146)           (17,098)        (1,357,169)
                                                    -----------        -----------        -----------        -----------

Cash flows from financing activities:
        Subscription of common stock                       --              280,000               --              280,000
        Increase in  note payable                          --                 --              100,000            100,000
        Proceeds from common stock sale               1,563,206            401,703                300          1,965,209
                                                    -----------        -----------        -----------        -----------

Net cash provided by financing activities             1,563,206            681,703            100,300          2,345,209
                                                    -----------        -----------        -----------        -----------

Net increase in cash and cash equivalents               707,281            197,557             83,202            988,040

Cash and cash equivalents, beginning                    280,759             83,202               --                 --
                                                    -----------        -----------        -----------        -----------

Cash and cash equivalents, ending                   $   988,040        $   280,759        $    83,202        $   988,040
                                                    ===========        ===========        ===========        ===========






                              The accompanying notes are an integral part of the financial statements



                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)


                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1997, 1996 and 1995


Note 1 Summary of Significant Accounting Policies:
--------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Company's Activities
--------------------

The Company is an environmental technology corporation that develops systems for recycling, resource recovery, reduction and remediation of hazardous and non-hazardous organic and inorganic materials and wastes. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. However, the Company has completed significant research and development and anticipates delivery of its first system during fiscal year 1998.

Basis of Presentation
---------------------

On November 17, 1995, Startech Environmental Corporation (A Development Stage Company), formerly Kapalua Acquisitions, Inc., acquired all the issued and outstanding shares of common stock of Startech Corporation in exchange for 4,000,000 shares of Kapalua Acquisitions, Inc.'s common stock. After the acquisition and exchange of stock, the former shareholders of Startech Corporation owned 80.5% of the common stock of Kapalua Acquisitions, Inc., Subsequent to November 17, 1995, Kapalua Acquisitions, Inc. filed registration statements with the Securities and Exchange Commission to register certain securities.

On January 2, 1996, Kapalua Acquisitions, Inc. changed its name to Startech Environmental Corporation. The financial statements of Startech Environmental Corporation (A Development Stage Company) include all of the accounts of Startech Corporation. This acquisition has been accounted for as a pooling-of-interests in the accompanying financial statements. The fiscal year end for both companies before the acquisition was October 31 and the financial statements for all periods presented have been restated to reflect the combination of the two companies.

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 1997, 1996 and 1995, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1997, 1996 and 1995


Note 1 Summary of Significant Accounting Policies: (Continued)
--------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Regarding supplementary cash flows information, income taxes paid was $550 for the year ended October 31, 1997, and $-0- for 1996 and 1995, respectively. No interest was paid for the years ended October 31, 1997, 1996 and 1995. The Company also had the following noncash stock transactions:

                                                                       Shares        Amount

   Issued shares for services rendered in 1997                         39,000     $  103,844
   Issued shares for Inventory in 1997                                 45,000         97,722
   Issued shares for which cash was received in 1996                  161,000        280,000
   Shares redeemed in the collection of a note receivable in 1997      50,000        100,000

Inventory
---------

Inventory consists of work in process on the Company's First machine.

Other Assets
------------

During the year ended October 31, 1996, the Company loaned $100,000 to Trican Systems. The purpose of the loan and proceeds therefrom was to assist Trican to purchase equipment and tooling to produce Plasma Waste Converters for the Company under its manufacturing agreement with the Company. During the year ended October 31, 1997, the loan was paid back to the Company with a like number of shares. At October 31, 1997, other assets of $48,497 represents amounts due from a company owned by two of the stockholders. This amount represents the amount due for services rendered in connection with a government contract settlement, and helped the Company defray some of its overhead expenses.

Income Taxes
------------

Income taxes consist of minimum state income taxes. The Company has a net operating loss carryforward of approximately $1,585,000 that expires in the year 2012.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Financial Accounting Standards Board (FASB) has issued Statement 128 which requires changes in the earnings per share calculations. This statement will be effective for the year ending October 31, 1998 and is not expected to have a material effect on the earnings per share of the Company.

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1997, 1996 and 1995


Note 1 Summary of Significant Accounting Policies: (Continued)
--------------------------------------------------

Off Balance Sheet Risk
----------------------

The Company had more than $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation. However, management does monitor the financial condition of the institution where these funds are invested.

Note 2 Operating Lease:
-----------------------

The Company leases its office on a month to month basis in anticipation of a relocation in the near future. Rental expense, including real estate taxes for the year ended October 31, 1997 and 1996 was $23,664 and $23,050, respectively.

Note 3 Commitments:
-------------------

The Company sells under written agreements through representatives and distributors. The Company also maintains, as house accounts, such organizations as the Department of Defense and other government agencies, U.S. and foreign, and a limited number of commercial enterprises. As of October 31, 1997, the Company had entered into agreements with seven distributors to sell its commercial systems. Under these agreements, which have a term of 10 years, the distributors typically agree to sell approximately $3,000,000 in the first year and $5,000,000 in each year thereafter. The Company's systems are manufactured in Avon, Connecticut.

Note 4 Note Payable:
--------------------

The $100,000 note payable is a demand note dated September 1, 1995, with 9% interest payable to Mr. John Celantano. Mr. Celantano is a stockholder of the Company and provides both sales and professional consulting services to the Company. Interest expense on the above note amounted to $9,000 for each of the years ended October 31, 1997 and 1996. Repayment of the note payable will be through the issuance of common stock for the equivalent of $100,000 at the offering price per share from the next public stock offering.

Note 5 Stockholders' Deficit:
-----------------------------

The Company has 10,000,000 shares of preferred stock, no par value, authorized. However, none have been issued. The following table sets forth the number of common shares of the Company issued and outstanding as of October 31, 1997, and the number of common shares reserved for issuance to investors.

      Authorized                                       800,000,000
      Issued and outstanding                             7,013,552
      Reserved for issuance to investors                 1,000,000
      Reserved warrants                                  1,000,000

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1997, 1996 and 1995

Note 5 Stockholders' Deficit: (Continued)
-----------------------------

Stock Dividend
--------------

On October 22, 1996, the Company declared a 5% stock dividend to shareholders of record of Startech Environmental Corporation common stock on November 11, 1996. The stock dividend was paid on November 29, 1996. These stock dividend shares are restricted from being sold for a period of two years. There were 309,027 shares issued as a result of the stock dividend.

Warrants
--------

In conjunction with the August 28, 1996, stock offering, the Company has unregistered Warrants to purchase 758,276 shares of common stock; 638,917 of the Warrants are exerciseable at a price of $4 per share and 119,359 of the Warrants are exerciseable at a price of $12 per share. The Warrants are exerciseable for a period of two years from the date of issuance. Once the Warrants are exercised, the shares will be restricted for a two year period. The Company reserves the right to cancel or extend the Warrants once the restriction period has been satisfied, and the exercised period fulfilled. The Warrants may be exercised in lots of 100 common shares or more up to the total amount of Warrants for which each investor had originally subscribed.

Note 6 Nonqualifying Stock Option Plan:
---------------------------------------

In November 1995, the Company registered 2,000,000 common shares issuable upon exercise of stock options issued by the Company under its 1995 Nonqualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company.

The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the year ended October 31, 1997, the Company issued 145,167 stock options for services rendered. All options were immediately exercised for one share of common stock. The exercise price ranged from $.25 to $10 per share. The aggregate value of these services is reflected as an increase in common stock. As of October 31, 1997, there were no stock options outstanding.

Note 7 - Fair Value of Financial Instruments:
---------------------------------------------

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

                       STARTECH ENVIRONMENTAL CORPORATION
                          (A Development Stage Company)

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1997, 1996 and 1995



Note 7 - Fair Value of Financial Instruments: (Continued)
---------------------------------------------


                                                  Carrying         Estimated
                                                   Amount          Fair Value

ASSETS:
     Cash                                         $988,040          $988,040
     Other current assets                           65,333            65,333
     Other assets                                   48,497            48,497

LIABILITIES:
     Accounts payable                               67,168            67,168
     Note payable                                  100,000           100,000
     Accrued expenses                               20,895            20,895

Note 8 Litigation:
------------------

The Company was a defendant in litigation regarding the removal of a restrictive legend on shares of common stock purchased in 1995 and 1996. The proceedings have been concluded without any net financial outlay by the Company. As a result of the successful conclusion of the litigation, 202,131 of the Company's stock was retired. The conclusion of this litigation was subsequent to the year ended October 31, 1997.

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




                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the directors and executive officers of the Registrant and its subsidiaries:

Name                  Age      Position
--------------------------------------------------------------------------------

Joseph F. Longo       65       President, Treasurer, member of the Board of
                               Directors

Leonard V. Knap       66       Vice President, member of the Board of Directors

Kevin M. Black        35       Vice President, Secretary, member of the Board
                               of Directors

John D. Watts         54       Vice President, Chief Financial Officer,
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

Joseph F. Longo - President, Treasurer and a member of the Board of Directors
     Mr. Longo has been President, Treasurer and a member of the Board of Directors since November 17, 1995. Since September 1994, Mr. Longo has been President of STARTECH Corporation. From August 1991 to August 1994, Mr. Longo was President of Consolidated Defense Corp. of Wilton, Connecticut. Consolidated Defense is a company that designs, manufactures, and markets waste processing equipment for stationary and shipboard waste applications. From October 1987 to August 1991, Mr. Longo was Executive Vice President of Toronita Company of York, Pennsylvania. Toronita develops waste processing equipment for hazardous and nonhazardous waste.


Leonard V. Knap - Vice President and a member of the Board of Directors
     Mr. Knap has been Vice President and a member of the Board of Directors of the Company, since November 17, 1995. From October 1978 to the present, Mr. Knap has been the president of Trican Group of Companies. Trican is a Canadian company, located in Brantford, Ontario. Trican is involved in the refuse management industry. Trican activities range from engineering and consulting, to manufacturing services.


Kevin  M.  Black - Vice  President,  Secretary  and a  member  of the  Board  of
Directors
     Mr. Black has been Secretary and a member of the Board of Directors of the Company since November 17, 1995. From October 1994 to the present, Mr. Black is a Deputy Assistant States Attorney with the State of Connecticut, Division of Criminal Justice. From January 1993 to October 1994, Mr. Black was associated with the law firm of Reid, Coredlo & Cafero, Norwalk, Connecticut, in the general practice of corporate and criminal law. From January 1991 to October 1992, Mr. Black was associated with the law firm Feinstein & Hermann, P.C., Norwalk, Connecticut.


John D. Watts - Vice President, Chief Financial Officer and Principal Accounting Officer
     Mr. Watts has been Chief Financial Officer and Principal Accounting Officer of the Company since November 17, 1995. From December 1988 to August 1995, Mr. Watts was Vice President of Finance and Administration of Fulflex, Inc., a subsidiary/division of the Moore Company, Westerly, Rhode Island. Fulflex is a multinational company and is the world's largest manufacturer of specialty elastics which are sold to producers of clothing, diapers, golf balls and many other products requiring elastication.

ITEM 11.  EXECUTIVE COMPENSATION.

     (a) Cash Compensation.

The following table sets forth certain information concerning the directors and executive officers of the Registrant and its subsidiaries:



                   Compensation                      Current
Name               during FY 97    Annual Salary     Position
--------------------------------------------------------------------------------

Joseph F. Longo      $100,000.       $100,000.      President & Treasurer

Leonard V. Knap       $52,000.        $52,000.      Vice President

Kevin M. Black        $35,038.        $52,000.      Vice President & Secretary

John D. Watts         $85,000.        $85,000.      Vice President,Chief
                                                    Chief Financial Officer &
                                                    Principal Accounting Officer

The Registrant does not anticipate entering into employment agreements with any of its officers or directors in the near future.

The above officers and directors receive an automobile allowance that is less than $200 per month each. Other than consulting fees and finder's fees and/or commissions that may be paid to unaffiliated third parties, no other individuals will receive any salaries or fees from the Registrant. The Registrant's officers and directors will not receive finder's fees, or consulting fees. Officers, directors and/or principal shareholders may receive cash or stock from the sale of their shares of the Registrant's stock to the Registrant's merger candidate or principals of the merger candidate, should that event occur.

     (b) Compensation Pursuant to Plans

The Registrant has no retirement, pension or profit sharing plans covering its Officers or Directors other than a Non Qualified Incentive Stock Option Plan which has been filed with the Securities and Exchange Commission on Form S-8 (Commission File No. 33-95264) and which became effective on November 20, 1995.

     (c) Other Compensation.

No Officers and Directors of the Registrant received any other compensation from the Registrant during the fiscal year ended October 31, 1997 from the Registrant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of the Registrant's Common Stock as of February 4, 1998, by each Officer and Director, all Officers and Directors as a group and each beneficial owner of more than five percent of the outstanding shares of the Registrant's Common Stock:

Name and address          Number of
of owner                   Shares       Position                Percent of Class
--------------------------------------------------------------------------------

Joseph F. Longo           1,903,898     President, Treasurer           28.0%
444 Thayer Pond Rd.                     and Director
Wilton, CT  06897

Leonard V. Knap           1,853,898     Vice President                 27.2%
140 West 3rd Street                     and Director
Hamilton, Ontario L9C-3K7
Canada

Kevin M. Black               39,404     Vice President, Secretary       0.6%
                                        and Director
Wilton, CT  06897

John D. Watts               190,501     Vice President,                 2.8%
340 Mirey Dam Rd.                       and Chief Financial Officer
Middlebury, CT  06762                                                  ----

All officers and                                                       58.6%
directors as a
group (4 People)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a) Transaction with Management and Others.

The Company had a manufacturing agreement with Trican Industrial Limited ("Trican") a facility located in Brantford, Ontario, Canada. Leonard V. Knap, one of the Company's officers and a director, is the controlling shareholder of Trican. The manufacturing agreement between the Company and Trican was an arms length agreement.

On October 31, 1996, the Company advanced to Trican $100,000. This amount was included in other non-current assets. The advance was non-interest bearing and was to repaid by April 1, 2001. Repayment shall be made via either one or a combination of (a) deductions from the cost of manufacturing Startech systems,
(b) cash payments, or (c) the return of shares of the Company's common stock. During the year ended October 31, 1997, the loan was paid back to the Registrant with a like number of shares.

     (b) Certain Business Relationships.

Burns and Roe Enterprises, Inc.
-------------------------------

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

Energy Research Corporation (ERC)
---------------------------------

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

Bauer Howden Inc.
-----------------

Bauer Howden will be manufacturing Startech systems in the United States in a modern, fully integrated, 90,000 square foot manufacturing and engineering facility in Avon, Connecticut. This facility is also fully qualified as a production facility in manufacturing in compliance with the military and government specifications of the United States and many nations of the world. The agreement also provides for the financing by Bauer Howden of Startech's inventory requirements. Bauer Howden has a team of its own technical service people strategically located in various market areas outside of the United States, and these service people will assist in the installation, maintenance and training that may be required by Startech customers.

Calumet Coach Company
---------------------

The Company has signed a strategic alliance agreement with Calumet Coach Company for the incorporation of Plasma Waste Converters to various semi-trailers and self-propelled configurations. This alliance will allow Startech to better address the numerous applications for Plasma Waste Converters that requite the processing of waste residing in remote locations or in locations where a permanent installation is not needed. The Calumet Coach Company of Calumet City, Illinois is a privately held company that has been building mobile units in both semi-trailer and self-propelled configurations for the past fifty years serving special healthcare, military and industrial applications throughout the world.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements
             --------------------

          The financial statements are listed below and included under Item 8, are filed as part of this report.

: Report of Independent Auditors

: Consolidated balance sheet at October 31, 1997
  and October 31, 1996

: Consolidated statement of operations
  for each of the three years in the period ended October 31, 1997

: Consolidated statement of changes in stockholder's deficit equity for each of the three years in the period ended October 31,1997

: Consolidated Statement of Cash Flows

: Notes to consolidated financial statements

          (2) Financial Statement Schedules
              -----------------------------

All schedules have been omitted since the required information is not present or not present in amounts sufficient to requiremsubmission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

          (3) Exhibits
              --------
Exhibit
  No.                      Description
                                                                       Page

 3(i).            Articles of Incorporation of the Company

                  (incorporated by reference as Exhibit 1.1              *
                  to the Registrant's Registration Statement

 3(ii).           Bylaws of the Company

                  (incorporated by reference to Exhibit 1.7              *
                  to the Registrant's Registration Statement on Form 10, SEC File No. 0-25312).
* By reference

 4. Instruments defining the rights of security holders, including indentures

                  None

 9.               Voting Trust Agreement

                  None

10.               Material contracts

                  Acquisition Agreement between the                      *
                  Registrant and Startech.
                  (incorporated by reference to Exhibit
                  10.3 to the Registrant's Form 8-K dated
                  August 25, 1995, SEC File No. 0-25312).

11.               Statement re computation of per share earnings

                  Not applicable

12.               Statement re computation of ratios

                  None

13.               Annual report to security holders
                  Not applicable

16.               Letter re change in certifying accountant

                  Incorporated by reference to the Registration
                  Form 8-K filed on January 28, 1997

18.               Letter re change in accounting principles

                  None

19.               Report furnished to security holders

                  None

21.               Subsidiaries of the registrant

                  Startech Corporation, a wholly owned subsidiary

* By reference

22.               Published report regarging matters
                  submitted to vote of security holders

                  Not applicable

23.               Concent of experts and counsel

                  Consent of Kostin, Ruffkess & Company, LLC             *

24.               Power of attorney

                  Not applicable

27.               Financial Data Schedule

                  Filed herein

28. Information from reports furnished to state insurance agencies
                  None

99.               Additional Exhibits

                  Nonqualifying Stock Option Plan                        *
                  (incorporated by reference as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 33-99790).

     (b) Reports on FORM 8-K

                  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                  On January 28, 1997,  the Company filed a report       *
                  on Form 8-K to announce that it replaced the accounting firm of Robert Moe & Associates, P.S.
                  as a result of engaging Kostin, Ruffkess &
                  Company, LLC.



* By reference

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of January, 1998.
                                      STARTECH ENVIRONMENTAL CORPORATION
                                      (Registrant)


                                       BY:  /s/ Joseph F. Longo
                                          --------------------------------------
                                            Joseph F. Longo
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 30th day of January 1998.


SIGNATURES                              TITLE                        DATE
----------                              -----                        ----


   /S/ Joseph F. Longo      Member of the Board of Directors,   January 30, 1998
--------------------------- President and Treasurer
Joseph F. Longo



   /S/ Leonard V. Knap      Member of the Board of Directors,   January 30, 1998
--------------------------- Vice President
Leonard V. Knap



   /S/ Kevin M. Black       Member of the Board of Directors,   January 30, 1998
--------------------------- Secretary
Kevin M. Black



   /S/ John D. Watts        Vice President, Chief Financial     January 30, 1998
--------------------------- Officer and Principal Account
John D. Watts               Officer