Form 10-Q
period 1998-01-31
STARTECH ENVIRONMENTAL CORP
filed 1998-03-12
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[  x  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                For the quarterly period ended - January 31, 1998

                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                    to                  .
                               ------------------    ----------------

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

                             79 Old Ridgefield Road
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

                                 YES   X    NO
                                     -----     -----


Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                 Outstanding at March 10, 1998
         -------------------                 -----------------------------

       Common Stock - No Par                          6,820,921

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                 PAGE NO.
                                                                 --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

             Balance Sheet - January 31, 1998
             and 1997                                              3

             Statement of Operations for the quarters ended
             January 31, 1998 and 1997                             4

             Statement of Cash Flows for the quarters ended
             January 31, 1998 and 1997                             5

             Notes to Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7-8

PART II - OTHER INFORMATION
---------------------------

             Item 1.  Legal Proceedings                            8
             Item 2.  Changes in Securities                        8
             Item 3.  Defaults Upon Senior Securities              9
             Item 4.  Submission of Matters to a Vote of
                        Security Holders                           9
             Item 5.  Other Information                            9
             Item 6.  Exhibits and Reports on Form 8-K             9

SIGNATURE                                                          9

                                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                                        STARTECH ENVIRONMENTAL CORPORATION
                                                   BALANCE SHEET

                                                                   January 31,          January 31,
ASSETS                                                                1998                 1997
                                                                   -----------          -----------
Current Assets:
         Cash and cash equivalents                                 $   833,547          $   789,462
         Inventory                                                     100,000
         Other current assets                                           71,333               16,136
                                                                   -----------          -----------

                  Total Current Assets                               1,004,880              805,598

         Other Assets                                                   48,497              100,000
                                                                   -----------          -----------
                                                                   $ 1,053,377          $   905,598
                                                                   ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                          $    93,730          $    39,936
         Investor deposits                                             958,375
         Notes payable - short term                                    100,000              100,000

         Other accrued expenses                                         23,132               39,512
                                                                   -----------          -----------

                  Total Current Liabilities                            216,862            1,137,823

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         7,013,552 at January 31, 1998 and
         6,142,863 at January 31, 1997                               2,598,606              653,834
         Additional paid-in capital                                        300                  300
         Accumulated deficit Net Income (loss)                      (1,762,391)            (886,359)
                                                                   -----------          -----------

                Total Stockholders' (deficit) equity                   836,515             (232,225)

                                                                   $ 1,053,377          $   905,598
                                                                   ===========          ===========




                                         See notes to financial statements

                                                          3


                                  STARTECH ENVIRONMENTAL CORPORATION
                                       STATEMENT OF OPERATIONS


                                                    Quarter Ended        Quarter Ended
                                                   January 31, 1998     January 31, 1997
                                                   ----------------     ----------------

Revenue                                             $         0            $         0

Operating expenses
         Selling expense                                 14,955                 40,448
         General and administrative expense             169,711                141,512
                                                    -----------            -----------

                                                        184,666                181,960
                                                    -----------            -----------

Loss from operations                                   (184,666)              (181,960)

Other income (expense):
         Interest income                                  9,624                  5,042
         Interest expense                                (2,250)                (2,250)
                                                    -----------            -----------

         Total other income (expense)                     7,374                  2,792
                                                    -----------            -----------

Income tax expense                                            0                      0

Net loss                                            ($  177,292)           ($  179,168)
                                                    ===========            ===========


Net loss per share                                  $     (0.03)           $     (0.03)
                                                    ===========            ===========

Weighted average common
shares outstanding                                    7,013,552              6,045,367
                                                    ===========            ===========













                                         See notes to financial statements

                                                         4


                                    STARTECH ENVIRONMENTAL CORPORATION
                                         STATEMENT OF CASH FLOWS


                                                       Quarter Ended         Quarter Ended
                                                      January 31, 1998      January 31, 1997
                                                      ----------------      ----------------

Cash flows from operating activities:
Net loss                                                 ($177,292)            ($179,168)

(Increase) in other current assets                          (6,000)               (5,255)

Increase in accounts payable                                26,562                12,501

Increase in accrued expenses                                 2,237                 2,250
                                                         ---------             ---------

Net cash used in operating activities                     (154,493)             (169,672)
                                                         ---------             ---------

Cash flows from financing activities:
Proceeds from issuances of common stock                          0               678,375
                                                                               ---------
Net cash provided from financing activities                      0               678,375

Net increase (decrease) in cash                           (154,493)              508,703

Cash at beginning of period                                988,040               280,759

Cash and cash equivalents at end of period               $ 833,547             $ 789,462

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $       0             $       0
                                                         =========             =========

Cash paid during the period for income taxes             $   1,489             $       0
                                                         =========             =========





















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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ending January 31, 1998.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1997 which are included in the Company's annual report on form 10-K for the period ended October 31, 1997. The results of operations for the quarter ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Equity Transactions

     At the end of the quarter ended January 31, 1998 there were 202,131 shares of common stock retired as a result of the successful conclusion of litigation with a major stockholder group. During the quarter being reported there were 9,500 shares of S-8 common shares issued.

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


Liquidity and Capital Resources
-------------------------------

Liquidity for the quarter has been provided by previous stock sales. The Registrant is and will continue to be dependent upon sales, contract deposits, loans and capital contributions from shareholders or outside investors. The Registrant's capital resource requirements for future periods will increase due to increased manufacturing, marketing and administrative demands. These needs are anticipated to be met from operations of the Registrant's normal business activity.


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



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.

The company was not involved in any significant legal proceedings at the end of the quarter being reported herein. No legal proceedings are known to be contemplated by governmental authorities.

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

None were filed for the quarter ended January 31, 1998.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STARTECH ENVIRONMENTAL CORPORATION



Date:  March 10, 1998                By:  /S/ John D. Watts
       --------------                     --------------------------------------
                                          John D. Watts
                                          Vice President, Chief Finance Officer