Form 10-Q
period 1998-04-30
STARTECH ENVIRONMENTAL CORP
filed 1998-06-15
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the six months ended - April 30, 1998

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------

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

                                   YES  X   NO
                                      -----   -----


Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                      Outstanding at June 12, 1998
         -------------------                      ----------------------------

        Common Stock - No Par                               6,844,465

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

             Balance Sheet - April 30, 1998
             and October 31, 1997                                            3

             Statement of Operations for the quarters ended
             April 30, 1998 and 1997                                         4

             Statement of Cash Flows for the quarters ended
             April 30, 1998 and 1997                                         5

             Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7-8

PART II - OTHER INFORMATION
---------------------------

             Item 1.  Legal Proceedings                                      8
             Item 2.  Changes in Securities                                  8
             Item 3.  Defaults Upon Senior Securities                        8
             Item 4.  Submission of Matters to a Vote of
                         Security Holders                                    9
             Item 5.  Other Information                                      9
             Item 6.  Exhibits and Reports on Form 8-K                       9

SIGNATURE                                                                   10
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET
                             APRIL 30, 1998 and 1997

ASSETS                                                  1998            1997
Current Assets:
         Cash and cash equivalents                  $   452,419     $ 1,288,634
         Accounts receivable                             37,000
         Inventory                                      100,000
         Other current assets                            81,191          32,661
                                                    -----------     -----------

         Total Current Assets                           670,610       1,321,295
                                                    -----------     -----------

Fixed assets:
         Equipment                                       13,425
         Accumulated depreciation                         1,119
                                                    -----------     -----------
         Fixed assets - net                              12,306
                                                    -----------     -----------

Other Assets                                             48,497         100,000
                                                    -----------     -----------

         Total assets                               $   731,413       1,421,295
                                                    ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                           $    95,024     $     9,210
         Investor deposits                                              700,102
         Notes payable - short term                     100,000         100,000
         Other accrued expenses                          25,750          41,762
                                                    -----------     -----------

         Total Current Liabilities                  $   220,774     $   857,074
                                                    ===========     ===========

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,844,465 at April 30, 1998 and
         6,859,256 at April 30, 1997                  2,598,606       1,627,262

         Additional paid-in capital                         300             300

         Accumulated deficit                         (2,088,268)     (1,063,341)
                                                    -----------     -----------

         Total Stockholders' equity                     510,638         564,221
                                                    -----------     -----------

Total liabilities and stockholder's equity          $   731,413     $ 1,421,295
                                                    ===========     ===========



                       See notes to financial statements.



                                        STARTECH ENVIRONMENTAL CORPORATION
                                              STATEMENT OF OPERATIONS


                                               Quarter Ended      Quarter Ended     Six Months Ended   Six Months Ended
                                               April 30, 1998     April 30, 1997     April 30, 1998     April 30, 1997
                                               --------------     --------------     --------------     --------------

Revenue                                         $    37,000        $    10,000        $    37,000        $    10,000

Operating expenses
         Selling expense                            105,884             16,688            120,839             57,136
         General and administrative expense         259,709            176,162            429,420            317,124
                                                -----------        -----------        -----------        -----------

         Total operating expense                    365,593            192,850            550,259            374,260
                                                -----------        -----------        -----------        -----------

Loss from operations                               (328,593)          (182,849)          (513,259)          (364,260)
                                                -----------        -----------        -----------        -----------

Other income (expense):
         Interest income                              5,716              8,118             15,340             13,160
         Interest expense                            (3,000)            (2,250)            (5,250)            (4,500)
                                                -----------        -----------        -----------        -----------

         Total other income (expense)                 2,716              5,868             10,090              8,660
                                                -----------        -----------        -----------        -----------

Income tax expense                                                                                               550
                                                -----------        -----------        -----------        -----------

Net loss                                        ($  325,877)       ($  176,982)       ($  503,169)       ($  356,150)
                                                ===========        ===========        ===========        ===========

Net loss per share                              ($     0.05)       ($     0.03)       ($     0.07)       ($     0.06)
                                                ===========        ===========        ===========        ===========

Weighted average common
shares outstanding                                6,844,465          6,859,256          6,933,759          6,354,815
                                                ===========        ===========        ===========        ===========





                                         See notes to financial statement.

                                                         4




                                            STARTECH ENVIRONMENTAL CORPORATION
                                                  STATEMENT OF CASH FLOWS


                                                         Quarter Ended     Quarter Ended    Six Months Ended  Six Months Ended
                                                         April 30, 1998    April 30, 1997    April 30, 1998    April 30, 1997
                                                         --------------    --------------    --------------    --------------
Cash flows from operating activities:
Net loss                                                  ($  325,877)      ($  176,982)      ($  503,169)      ($  356,150)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation                                                    1,119                 0             1,119                 0
(Increase) decrease in accounts receivable                    (37,000)                0           (37,000)                0
(Increase) decrease in other current assets:                   (9,858)          (16,525)          (15,858)          (21,810)
Increase (decrease) in current liabilities:
Accounts payable                                               (1,295)          (30,726)           27,857           (18,195)
Accrued expenses                                                2,618             8,250             4,855            10,500
                                                          -----------       -----------       -----------       -----------

Net cash used in operating activities                        (367,703)         (215,983)         (522,196)         (385,655)
                                                          -----------       -----------       -----------       -----------

Cash flows from investing activities
Purchase of equipment                                         (13,425)                0           (13,425)                0
                                                          -----------       -----------       -----------       -----------
Net cash used by investing activities                         (13,425)                0           (13,425)                0
                                                          -----------       -----------       -----------       -----------

Cash flows from financing activities:
Subscriptions to common stock                                       0          (258,273)                0           420,102
Proceeds from issuances of common stock net                         0           973,428                 0           973,428
                                                          -----------       -----------       -----------       -----------
Net cash provided from financing activities                         0           715,155                 0         1,393,530
                                                          -----------       -----------       -----------       -----------

Net Increase (decrease) in cash and cash equivalents         (381,128)          499,172          (535,621)        1,007,876

Cash and cash equivalents at beginning of period              833,547           789,462           988,040           280,759
                                                          -----------       -----------       -----------       -----------

Cash and cash equivalents at end of period                $   452,419       $ 1,288,634       $   452,419       $ 1,288,634
                                                          ===========       ===========       ===========       ===========




Supplemental disclosure of cash flow information:

Cash paid during the period for interest                  $         0       $         0       $         0       $         0
                                                          ===========       ===========       ===========       ===========
Cash paid during the period for income taxes              $       303       $         0       $     1,792       $         0
                                                          ===========       ===========       ===========       ===========
Issuance of common stock for vendor advance               $         0       $   100,000       $         0       $   100,000
                                                          ===========       ===========       ===========       ===========


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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ended April 30, 1998.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1997 which are included in the Company's annual report on form 10-K. The results of operations for the quarter ended April 30, 1998 do not necessarily indicate the results expected for the full year.


Note 2.  Equity Transactions

During the quarter ended April 30, 1998, there were a total of 23,544 shares of S-8 stock issued to vendors for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

1998 vs 1997
------------

In 1998 the Company earned $37,000 in revenue for professional services. In 1997 the Company earned $10,000 in revenue for professional services. Operating expenses were $365,593 in the quarter ended April 30, 1998 ($550,259 for six months) compared with $192,850 in the quarter and $374,260 for the six months a year ago. The nature of the operating expenses continue to be primarily for selling, demonstration and general and administrative purposes.

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant since 1991. During fiscal 1995, the Registrant entered into negotiations with Startech Incorporated which culminated in the acquisition of Startech on November 17, 1995.

Liquidity and Capital Resources
-------------------------------

Registrant is and will continue to be dependent upon capital contributions from shareholders or outside investors for its operating capital. The Registrant's capital resource requirements for future periods will increase due to increased manufacturing, marketing and administrative demands. These needs are anticipated to be met from operations of the Registrant's normal business activity and the sales backlog.


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



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.

The company and it's Officers, individually and personally, except Leonard V. Knap, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court, in February 1998 by John Easton of Canada. The complaint demands payment for commissions and/or fees for services rendered to acquire the funds needed to consumate the reverse acquisition, that occured on November 17,1995, of Startech Corporation by Kapalua Acquisitions, Incorporated. The proceedings are in their preliminary stages. The company does not believe there is any merit to the claim and will vigorously contest the matter. The company will file a counter claim against Mr. Easton.

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

                                        STARTECH ENVIRONMENTAL CORPORATION



Date:  June 15, 1998                    By: /s/ John D. Watts
       -------------                       -------------------------------------
                                           John D. Watts
                                           Vice President, Chief Finance Officer