Form 10-Q
period 1998-07-31
STARTECH ENVIRONMENTAL CORP
filed 1998-09-15
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the nine month period ended - July 31, 1998

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to                    .
                               ----------------------    ------------------


                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                      84-1286576
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                             79 Old Ridgefield Road
                            Wilton, Connecticut 06897
                 -----------------------------------------------
                (Address of principal executive offices) Zip Code

                                  203/762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X         NO
                              -------         -------

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                  Outstanding at September 10, 1998
     -------------------                  ---------------------------------

    Common Stock - No Par                             6,846,465

STARTECH ENVIRONMENTAL CORPORATION

INDEX

                                                                    PAGE NO.
                                                                    --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Unaudited Financial Statements

          Balance Sheet - July 31, 1998 (unaudited)
          and October 31, 1997 (audited)                                 3

          Statement of Operations for the quarters and nine months
            ended July 31, 1998 and 1997 ( unaudited)                    4

          Statement of Cash Flows for the nine months ended
          July 31, 1998 and 1997 (unaudited)                             5

          Statement of Cash Flows for the three months ended
          July 31, 1998 and 1997 (unaudited)                             5

          Notes to Financial Statements                                  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II - OTHER INFORMATION
---------------------------

          Item 1.  Legal Proceedings                                     9
          Item 2.  Changes in Securities                                 9
          Item 3.  Defaults Upon Senior Securities                      10
          Item 4.  Submission of Matters to a
                     Vote of Security Holders                           10
          Item 5.  Other Information                                    10
          Item 6.  Exhibits and Reports on Form 8-K                     10

SIGNATURE                                                               11
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET

                                                       July 31,     October 31,
ASSETS                                                  1998           1997
                                                     ----------     -----------
Current Assets:
         Cash and cash equivalents                   $   282,957    $ 1,195,703
         Accounts receivable                             399,469
         Inventory                                       165,353
         Other current assets                             96,599         37,961
                                                     -----------    -----------

                  Total Current Assets                   944,378      1,233,664

Fixed Assets:
         Equipment                                        18,276
         Accumulated depreciation                         (2,345)
                                                     -----------
         Fixed assets - net                               15,930
                                                     -----------

Other Assets                                                            100,000
                                                                    -----------

                  Total assets                       $   960,308    $ 1,333,664
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                            $   319,913    $    20,393
         Investor deposits                                              805,102
         Notes payable - short term                      100,000        100,000
         Other accrued expenses                           28,000         43,262
                                                     -----------    -----------

                  Total Current Liabilities              447,913        968,757
                                                     -----------    -----------

Stockholders' equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,844,465 at July 31, 1998 and
         6,889,193 at July 31, 1997                    2,598,606      1,634,962

         Additional paid-in capital                          300            300

         Deficit accumulated during the
         development stage                            (2,086,512)    (1,270,355)
                                                     -----------    -----------

         Total Stockholders' Equity                      512,394        364,907
                                                     -----------    -----------

         Total liabilities and
         stockholder's equity                        $   960,308    $ 1,333,664
                                                     ===========    ===========


                       See notes to financial statements

                                          STARTECH ENVIRONMENTAL CORPORATION
                                          STATEMENT OF OPERATIONS (unaudited)

                                                                                      Nine Months       Nine Months
                                                   Quarter Ended    Quarter Ended       Ended             Ended
                                                   July 31, 1998    July 31, 1997    July 31, 1998     July 31, 1997
                                                   -------------    -------------    -------------     -------------

Revenue                                             $   448,972      $         0      $   485,972      $    10,000

Cost of sales                                           208,997                0          208,997                0
                                                    -----------      -----------      -----------      -----------
Gross profit                                            239,975                0          276,975           10,000
                                                    -----------      -----------      -----------      -----------

Operating expenses:
  Selling expense                                         5,807           26,406          126,646           83,542
  General and administrative expense                    236,146          188,982          665,566          506,106
                                                    -----------      -----------      -----------      -----------

  Total operating expense                               241,953          215,388          792,212          589,648
                                                    -----------      -----------      -----------      -----------

Loss from operations                                     (1,978)        (215,388)        (515,237)        (579,648)
                                                    -----------      -----------      -----------      -----------
Other income (expense):
  Interest income                                         5,985            9,574           21,325           22,734
  Interest expense                                       (2,250)          (1,500)          (7,500)          (6,000)
                                                    -----------      -----------      -----------      -----------

  Total other income (expense)                            3,735            8,074           13,825           16,734
                                                    -----------      -----------      -----------      -----------

Income tax expense                                            0                0                0              550
                                                    -----------      -----------      -----------      -----------

Net income (loss)                                   $     1,757      ($  207,314)     ($  501,412)     ($  563,464)
                                                    ===========      ===========      ===========      ===========

Net income (loss) per share                         $      0.00      ($     0.03)     ($     0.07)     ($     0.09)
                                                    ===========      ===========      ===========      ===========

Weighted average common
   shares outstanding                                 6,846,465        6,889,193        6,903,994        6,859,256
                                                    ===========      ===========      ===========      ===========





                                             See notes to financial statements


                                                             4


                                                           STARTECH ENVIRONMENTAL CORPORATION
                                                           STATEMENT OF CASH FLOWS (unaudited)

                                                                                                      Nine Months      Nine Months
                                                                  Quarter Ended     Quarter Ended       Ended             Ended
                                                                  July 31, 1998     July 31, 1997     July 31, 1998    July 31, 1997
                                                                  -------------     -------------     -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                 $     1,757       ($  207,314)      ($  501,412)      ($  563,464)
Adjustments to reconcile net income to
  net cash provided by operating activities
Depreciation                                                            1,226                 0             2,345                 0
(Increase) decrease in accounts receivable                           (362,469)                0          (399,469)                0
Increase in inventory                                                 (65,353)                0           (65,353)                0
(Increase) decrease in other current assets                           (15,408)           (5,300)          (31,266)          (27,110)
Decrease in other assets                                               48,497                 0            48,497                 0
Increase (decrease) in current liabilities:
Accounts payable                                                      224,889            11,193           252,746            (7,012)
Accrued expenses                                                        2,250            (4,500)            7,105             6,000
                                                                  -----------       -----------       -----------       -----------

Net cash used in operating activities                                (164,611)         (205,921)         (686,807)         (591,586)
                                                                  -----------       -----------       -----------       -----------
Cash flows from investing activities:
Purchase of equipment                                                  (4,851)                0           (18,276)                0
                                                                  -----------       -----------       -----------       -----------
Net cash used by investing activities                                  (4,851)                0           (18,276)                0
                                                                  -----------       -----------       -----------       -----------

Cash flows from financing activities:
Subscription of common stock                                                0           105,000                 0           525,102
Proceeds from issuance of common stock, net                                 0             7,990                 0           981,418
                                                                  -----------       -----------       -----------       -----------
Net cash provided from financing activities                                 0           112,990                 0         1,506,520
                                                                  -----------       -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                 (169,462)          (92,931)         (705,083)          914,934

Cash and cash equivalents at beginning of period                      452,419         1,288,634           988,040           280,769
                                                                  -----------       -----------       -----------       -----------

Cash and cash equivalents at end of period                        $   282,957       $ 1,195,703       $   282,957       $ 1,195,703
                                                                  ===========       ===========       ===========       ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                          $         0       $         0       $         0       $         0
                                                                  ===========       ===========       ===========       ===========

Cash paid during the period for income taxes                      $     2,650       $         0       $     4,442       $         0
                                                                  ===========       ===========       ===========       ===========







                                                     See notes to financial statements

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

Net profit (loss) per share is determined by dividing net loss by the average number of common shares outstanding during the period. Common share equivalents, which consist of stock which may be issuable upon exercise of outstanding stock options or warrants, have been excluded from the average number of common shares since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net profit (loss) for the period ended July 31, 1998.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring and insignificant adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1997 which are included in the Company's annual report on form 10-K. The results of operations for the nine months ended July 31, 1998 do not necessarily indicate the results to be expected for the full year.


Note 2.  Equity Transactions

During the quarter ended July 31, 1998, there were a total of 2,000 shares of S-8 stock issued to vendors for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Results of Operations
---------------------
1998 vs 1997
------------

For the first nine months of 1998 the Company earned $485,972 and for the same period in 1997 the Company earned $10,000 in revenue. Operating expenses were $241,953 in the quarter ended July 31, 1998 and $792,212 for nine months ended July 31, 1998 compared with $215,388 in the quarter and $589,648 for the nine months a year ago. The nature of the operating expenses continue to be primarily for selling, demonstration and general and administrative purposes.

The Registrant was incorporated under the laws of the State of Colorado in May 1991. During fiscal 1996, the Registrant entered into negotiations with Startech Corporation ("Startech")which culminated in the acquisition of Startech on November 17, 1995.


Liquidity and Capital Resources
-------------------------------

The Registrant is and will continue to be dependent upon capital contributions from shareholders or outside investors for its operating capital. The Registrant's capital resource requirements for future periods will increase due to increased manufacturing, marketing and administrative demands. These needs are anticipated to be met from operations of the Registrant's normal business activity and the sales backlog



Background
----------

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

On November 17, 1995, the Board of Directors of the Company unanimously approved a change of business purpose of the Company from one seeking an acquisition candidate to one engaged in the business of manufacturing equipment that recovers, recycles, reduces and remediates hazardous and nonhazardous waste materials.

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

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 1.  LEGAL PROCEEDINGS.

The company and it's Officers, individually and personally, except Leonard V. Knap, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court, in February 1998 by John Easton of Canada. The complaint demands payment for commissions and/or fees for services rendered to acquire the funds needed to consummate the reverse acquisition, that occurred on November 17, 1995, of Startech Corporation by Kapalua Acquisitions, Incorporated (since renamed to Startech Environmental Corporation). The proceedings are in their preliminary stages. The company does not believe there is any merit to the claim and will vigorously contest the matter. The company will file a counter claim against Mr. Easton.

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

ITEM 5.  OTHER INFORMATION.


None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibits.

          None


     (b) Reports.

          No reports on Form 8-K were filed for the quarter ended July 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STARTECH ENVIRONMENTAL CORPORATION



Date:  September 15, 1998                By: /S/ John D. Watts
       ------------------                   ------------------------------------
                                            John D. Watts
                                            Executive Vice President of Finance
                                            and Administration