Form 10-K
period 1998-10-31
STARTECH ENVIRONMENTAL CORP
filed 1999-01-29
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended - October 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to                 .
                               ---------------------     ---------------

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



                              79 Old Ridgefield Road
                            Wilton, Connecticut 06897
                 ------------------------------------------------
                (Address of principal executive offices) Zip Code

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

The number of shares outstanding each of the Registrant's classes of Common Stock, as of January 29, 1999 was $6,881,760.

Documents Incorporated by Reference

1. Form S-8 Registration Statement, which became effective by operation of law on November 20, 1995, SEC File #33-99790.

2.   Form 8-K dated November 29, 1995.

3.   Form 8-K dated January 30, 1996.

4.   Form 10-Q for the period ended January 31, 1997.

5.   Form 10-Q for the period ended April 30, 1997.

6.   Form 10-Q for the period ended July 31, 1997.

7.   Form 8-K dated January 28, 1997.

8.   Form 10-Q for the period ended January 31, 1998.

9.   Form 10-Q for the period ended April 30, 1998.

10.  Form 10-Q for the period ended July 31, 1998.

                                     PART I


ITEM 1 - BUSINESS:
------------------

Background

The Registrant's activities during the four fiscal years, November 1, 1992 to October 31, 1995, consisted primarily of investigating possible business opportunities. On November 17, 1995, the Company completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Incorporated ("Startech"), a corporation incorporated and organized under the laws of the State of Connecticut. Startech designs and manufactures machinery to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials.

On November 18, 1995, the Board of Directors of the Company unanimously approved a change of business purpose of the Company from one seeking an acquisition candidate to one engaged in the business of manufacturing equipment to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials. From that time to the date of this filing, the Company has maintained only this focus.

General

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

Marketing and Manufacturing

The Company is targeting the hazardous waste industry as its initial market. The Company anticipates it will initially manufacture on-site, factory packaged, transportable, and skid mounted PWCs. Any one system will allow the customer to dispose of between four tons and fifty tons of waste per day. However, multiple systems may be installed in a facility, thus processing greater than fifty tons per day. As of the date of this filing, a four hundred (400) pound per hour industrial size PWC is available for demonstration.

The Company does not intend to operate PWCs. The Company intends to manufacture its PWCs and sell or rent/lease the PWCs to customers. As of the date hereof, the Company has entered into agreements with Burns & Roe to produce PWC systems for the U. S. Army, also, the Company has entered into letters of intent to manufacture PWCs for several additional customers and is manufacturing against those letters of intent.

The Company has a manufacturing agreement with Bauer Howden Inc., in Avon, Connecticut - see also Notes To The Financial Statements - Note 4 for further explanation to these agreements.

------------------

Employees

The Company has ten employees. Management of the Company expects to hire additional employees throughout 1999.

Competition

The Company regards potential competitors as Aerospecial, Mitsubishi and Retech. Those companies have more assets and are larger than Startech and, therefore, could offer, should they choose, substantial competition to Startech.

Offices

The  Company's   offices  are  located  at  79  Old  Ridgefield  Road,   Wilton,
Connecticut,   06897,   the   telephone   number  is   203/762-2499,   facsimile
203/761-0839, Email Startech@netaxis.com and its web site is www.startech.net.

ITEM 2 - PROPERTIES:
--------------------

The Registrant's offices are located at 79 Old Ridgefield Road, Wilton, Connecticut 06897. The Registrant leases 1,236 square feet of office space from MCL Ventures, Inc. The lease agreement was originally entered into by another company which was primarily owned by Joseph F. Longo and Leonard V. Knap and was subsequently assigned to the Company. The lease provides for monthly payments of $2,109 to September 1999, when the lease expires.

ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

The Company was a defendant in litigation brought in Denver, Colorado District Court by Delphina, Ltd. in January 1997. The complaint demanded the removal of a restrictive legend on shares purchased by Delphina, Ltd. in 1995 and 1996. The proceedings have been concluded without any net financial outlay by the Company. As a result of the successful conclusion of the litigation, 202,131 shares of the Company's stock was returned and retired. The conclusion of this litigation occured in January of 1998.

The Company and its officers,  individually  and  personally,  except Leonard V.
Knap, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court, in February 1998 by John Easton of Canada. The complaint demands payment for commissions and/or fees for services rendered to acquire the funds needed to consummate the reverse acquisition, that occurred on November 17, 1995, of Startech Corporation by Kapalua Acquisitions, Incorporated (since renamed to Startech Environmental Corporation). The proceedings are in their preliminary stages. The Company does not believe there is any merit to the claim and will vigorously contest the matter. The Company will file a counter claim against Mr. Easton.

The Company is a defendant in litigation brought in the Ontario Court of Justice, Ontario, Canada, and was served notification of the complaint in August 1997. The complaint is a result of a third party action against one of the Company's shareholders. The third party, a stock brokerage firm, failed to follow standard practice to verify a restrictive legend on the shareholder's stock certificate; thus, sold the shares and had to purchase them back at a loss. The brokerage firm is seeking retribution for the loss from the shareholder and the shareholder is seeking indemnification and/or contribution from the Company. The Company does not believe there is any merit to the claim and will vigorously contest the matter.

No legal proceedings are currently or known to be contemplated by governmental authorities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth (4th) quarter of the year covered by this report.

                                     PART II

ITEM 5 -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS'
MATTERS:
--------------------------------------------------------------------------------

(a)      Market Information
         ------------------

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol STHK ( OTCBB:STHK). The table shows the high and low bid of Registrant's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Registrant's securities began trading actively in November 1995. Since the foregoing date, the high bid has been $19.80 (in 1997) and the low bid has been $0.83 (in 1995).

                                          Bid
                                          ---
       Quarter Ended             High              Low               Average
       -------------           -------------------------            ---------
    October 31, 1998           $  7.75            $ 3.25            $    5.32
    July 31, 1998              $ 11.25            $ 5.00            $    8.35
    April 30, 1998             $ 11.75            $ 5.00            $    7.82
    January 31, 1998           $  9.75            $ 4.84            $    7.68

    October 31, 1997           $ 11.25            $ 7.25            $    9.51
    July 31, 1997              $ 13.69            $ 7.50            $   11.24
    April 30, 1997             $ 18.25            $ 7.50            $   13.77
    January 31, 1997           $ 12.50            $ 2.86            $    4.85

(b)      Holders
         -------

As of January 29, 1999, there were approximately 300 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)      Dividends
         ---------

The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the future to finance its operations. The Company paid a five percent (5%) stock dividend in November of 1996. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6 - SELECTED FINANCIAL DATA:
---------------------------------

The selected financial data set forth below for the years ended October 31, 1998 is derived from the Registrant's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

---------------------------------

                                         1998         1997         1996         1995       1994
                                         ----         ----         ----         ----       ----

Net sales                            $1,088,782   $   10,000   $   26,000   $        0   $        0

Loss from operations                    473,733      897,855      664,424       36,698            0

Other income (expense)                   14,664       20,497       (5,569)           0            0

Net loss                                463,051      877,908      670,493       36,698            0

Earnings per share of weighted
  average shares of common
  stock outstanding                       (0.07)       (0.12)      (0.12)        (0.04)       N/A

Weighted-average number of
  shares of common stock
  outstanding                         6,887,736    6,695,316    5,482,268      996,500      996,500

Total assets                          1,824,448    1,201,870      391,610       85,025            0

Total liabilities                     1,163,774      188,063      444,667      121,423            0

Long-term obligations                         0            0            0            0            0

Cash dividends per share
  of common stock                             0            0            0            0            0

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
--------------------------------------------------------------------------------

Results of Operations

1998 vs 1997

During 1998, the Company earned $1,088,782 in revenues for professional services, consulting and customer system design and $23,664 in offset billings, compared to $10,000 and $29,497, respectively, in the prior period. Approximately 91 percent of the 1998 revenues were derived from one major customer, Burns and Roe Enterprises, Inc. Operating expenses of $1,116,293 in 1998 consisted of outlays for outside consulting services, selling, demonstration and general and administrative purposes compared to $907,855 in the prior period. The Company is no longer considered to be in the development stage, as revenues from shipments and services performed have begun to be recognized in calendar year 1998.


1997 vs 1996

During 1997, the Company earned $10,000 in revenues for professional services and $29,497 in offset billings. Operating expenses of $907,855 in 1997 consisted primarily of outlays for selling, demonstration and general and administrative purposes compared to $690,424 in the prior period.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)
--------------------------------------------------------------------------------

Results of Operations (Continued)

1996 vs 1995

During 1996, the Company earned $26,000 in revenues for professional services. Operating expenses of $690,424 in 1996 consisted primarily of outlays for selling, demonstration and general and administrative purposes compared to $36,698 in the prior period.

1995 vs 1994

Due to the prior dormancy of the Registrant, no revenues were realized and only nominal operating expenses, principally filing fees, bank service charges and legal services, have been incurred through October 31, 1995. These trends have changed due to the Startech acquisition.

Activity for 1995 consisted of initial administration and expenses of $36,698. There were no expenses incurred during 1994 and before.

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant since 1991. During fiscal 1995, the Registrant entered into negotiations with Startech Incorporated which culminated in the acquisition of Startech on November 17, 1995. In January 1996, the Registrant changed its name from Kapalua Acquisitions, Inc. to Startech Environmental Corporation.

Liquidity and Financial Resources

Liquidity has been provided primarily by fees earned from its Alliance Partner, Burns & Roe, stock sales and consulting fees. The Registrant is and will continue to be dependent upon the deposits from the sale of equipment, equipment sales, the sale of stock, loans and/or capital contributions from majority shareholders or outside investors. It is anticipated that the Registrant's capital resource requirements for future periods will increase and future needs are anticipated to be met from the above and from operations of the Registrant's normal business activity .

Operating capital for the year ended October 31, 1998, was primarily a result of the fees for services to its Alliance Partner, Burns & Roe. Additional revenue was provided from fees for testing and customer research and from expense offset from billing to a company for services which were not in the Registrant's main product line. The Company anticipates that cash generated from operations in the form of customer deposits, equipment sales, further sale of capital stock and the utilization of a loan facility will be more than sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future. This will provide the Company with the financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development, research and development, strategic alliances and ventures and/or acquisitions.

On December 29, 1998, the Company entered into a short-term loan agreement for $750,000 with the Connecticut Development Authority (CDA). The note has an interest rate of 6.55% and is due and payable within one year or the completion of a public offering, whichever comes first. The collateral for the loan is a first lien on all the assets of the Company, a personal guarantee of 28% of the outstanding balance of the loan, at default, if any, by the Company President, Joseph F. Longo, and the pledge of 100,000 personal shares from a Director and Sr. Vice President, Leonard V. Knap.

In 1996 and 1997, the Company offered, to a limited number of investors, the right to purchase up to 1,000,000 two year restricted voting common shares at a purchase price of $1.50. For each share purchased, the Company granted one Warrant exercisable at $4.00 per share. The Warrant shares also have a two year restriction from the date the Warrant is exercised. The Offering was subject to the terms and conditions of the "Subscription Agreement".

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)
--------------------------------------------------------------------------------

Liquidity and Financial Resources (Continued)

The Offering commenced on August 28, 1996, and terminated on December 31, 1996. The total shares subscribed were 638,917 at $1.50 per share, for an aggregate amount of $958,375.

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

The Offering commenced on April 1, 1997, and terminated on June 30, 1997. The total shares subscribed were 119,359 at $7.00 per share, for an aggregate amount of $835,513.

Year 2000 Readiness

Management has made verbal inquiries to its vendors, banks, stockbroker and Alliance Partners regarding their efforts to avoid any potential Y2K problem as it would effect Startech. Their unanimous response was that they have or will be taking the proper steps to avoid any system failure(s) and the implementation of any safeguards will be fully installed by mid 1999. However, Startech's management cannot ensure that there will not be any failures in this regard nor can it guarantee that there will not be an interruption of business and possible loss of revenue should such failure occur. Management has taken percautionary measures to avoid any internal problems as a result of this event. Also, the Startech manufactured systems (PWCs) are not date sensitive and, therefore, will not have any operational problems as a result of the year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
-----------------------------------------------------

Financial statements and supplementary data begin on the following page.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------------------------------------------------------------

As of December 1996, the Company changed its accountant from Robert Moe & Associates, P.S. to Kostin, Ruffkess & Company, LLC. The Company has filed a Form 8-K with the Commission reflecting the change in accountants. There are no disagreements on any matters of accounting principles or practices or financial statements disclosure and none are contemplated.

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 1998, 1997 and 1996

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 1998, 1997 and 1996







Independent Auditors' Report......................................       11

Consolidated Balance Sheets.......................................       12

Consolidated Statements of Operations.............................       13

Consolidated Statements of Changes in Stockholders' Equity........       14

Consolidated Statements of Cash Flows.............................       15

Notes to the Consolidated Financial Statements....................       16

                         KOSTIN, RUFFKESS & COMPANY, LLC

                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation as of October 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.



/S/  KOSTIN, RUFFKESS & COMPANY, LLC


West Hartford, Connecticut
January 28, 1999

                       STARTECH ENVIRONMENTAL CORPORATION

                           Consolidated Balance Sheets

                            October 31, 1998 and 1997


                                                         1998          1997
      Assets                                         -----------    -----------

Current assets:
     Cash                                            $   156,468    $   988,040
     Accounts receivable                                 892,473           --
     Inventory                                           652,454        100,000
     Prepaid expenses                                       --           65,333
     Other current assets                                  1,366           --
                                                     -----------    -----------

         Total current assets                          1,702,761      1,153,373

Equipment, at cost, net of
  accumulated depreciation                                19,573           --

Other assets                                             102,114         48,497
                                                     -----------    -----------

                                                     $ 1,824,448    $ 1,201,870
                                                     ===========    ===========

     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                $   692,130    $    67,168
     Note payable - short-term                           100,000        100,000
     Other accrued expenses                              371,644         20,895
                                                     -----------    -----------

         Total current liabilities                     1,163,774        188,063
                                                     -----------    -----------

Stockholders' equity:
     Preferred stock; no par value;
         10,000,000 shares authorized;
         no shares issued or outstanding                    --             --
     Common stock; no par value; 800,000,000
         shares authorized; shares issued and
         outstanding: 6,845,965 at October 31,
         1998 and 7,013,552 at October 31, 1997        2,708,524      2,598,606
     Additional paid-in capital                              300            300
     Deficit                                          (2,048,150)    (1,585,099)
                                                     -----------    -----------

              Total stockholders' equity                 660,674      1,013,800
                                                     -----------    -----------

                                                     $ 1,824,448    $ 1,201,870
                                                     ===========    ===========






     The accompanying notes are an integral part of the financial statements

                                  STARTECH ENVIRONMENTAL CORPORATION

                                 Consolidated Statements of Operations

                           For The Years Ended October 31, 1998, 1997 and 1996


                                                                      Year Ended October 31
                                                 -----------------------------------------------------------
                                                    1998                     1997                   1996
                                                 -----------             -----------             -----------

Revenues                                         $ 1,088,782             $    10,000             $    26,000

Cost of goods sold                                   446,222                    --                      --
                                                 -----------             -----------             -----------

Gross profit                                         642,560                  10,000                  26,000
                                                 -----------             -----------             -----------

Operating expenses:
   Selling expense                                   451,056                 225,976                  66,211
   General and administrative
     expenses                                        665,237                 681,879                 624,213
                                                 -----------             -----------             -----------

      Total operating expenses                     1,116,293                 907,855                 690,424
                                                 -----------             -----------             -----------

Loss from operations                                (473,733)               (897,855)               (664,424)
                                                 -----------             -----------             -----------

Other income (expense):
   Interest income                                    23,664                  29,497                   3,431
   Interest expense                                   (9,000)                 (9,000)                 (9,000)
                                                 -----------             -----------             -----------

      Total other income (expense)                    14,664                  20,497                  (5,569)
                                                 -----------             -----------             -----------

Income tax expense                                     3,982                     550                     500
                                                 -----------             -----------             -----------

Net loss                                         $  (463,051)            $  (877,908)            $  (670,493)
                                                 ===========             ===========             ===========


Net loss per share                               $     (0.07)            $     (0.12)            $     (0.12)
                                                 ===========             ===========             ===========

Average common
  shares outstanding                               6,887,736               6,695,316                 482,268
                                                 ===========             ===========             ===========







                         The accompanying notes are an integral part of the financial statements



                              STARTECH ENVIRONMENTAL CORPORATION

                  Consolidated Statements of Changes in Stockholders' Equity

                      For The Years Ended October 31, 1998, 1997 and 1996


                                                                                       Additional
                                                     Common            Stock             Paid-In
                                                     Shares            Amount            Capital            Deficit
                                                   ----------        -----------       ------------       -----------

Balance, October 31, 1995                             996,500        $      --          $       300       $   (36,698)

   Shares issued for the acquisition of
    Startech Corporation                            4,000,000               --                 --                --
   Shares issued to Trican for a note
    payable                                            50,000            100,000               --                --
   Shares issued during  the year
    for services rendered                             539,700            152,131               --                --
   Shares issued for cash                             264,174            401,703               --                --
   Net loss during  the year
    ended October 31, 1996                               --                 --                 --            (670,493)
                                                  -----------        -----------        -----------       -----------

Balance, October 31, 1996                           5,850,374            653,834                300          (707,191)

   Shares issued for cash                             820,151          1,843,206               --                --
   Stock dividends issued                             309,027               --                 --                --
   Shares issued during the year
    for services rendered                              39,000            103,844               --                --
   Shares issued for the
    purchase of inventory                              45,000             97,722               --                --
   Shares redeemed for
    Trican note receivable                            (50,000)          (100,000)              --                --
   Net loss during the year
    ended October 31, 1997                               --                 --                 --            (877,908)
                                                  -----------        -----------        -----------       -----------

Balance, October 31, 1997                           7,013,552          2,598,606                300        (1,585,099)

Shares issued during the year
  for services rendered                                34,544            109,918               --                --
Shares returned and cancelled
  as the result of a lawsuit                         (202,131)              --                 --                --
Net loss during the year
  ended October 31, 1998                                 --                 --                 --            (463,051)
                                                  -----------        -----------        -----------       -----------

Balance, October 31, 1998                           6,845,965        $ 2,708,524        $       300       $(2,048,150)
                                                  ===========        ===========        ===========       ===========





                         The accompanying notes are an integral part of the financial statements


                                                     14



                                   STARTECH ENVIRONMENTAL CORPORATION

                                  Consolidated Statements of Cash Flows

                          For The Years Ended October 31, 1998, 1997 and 1996


                                                                        Year Ended October 31,
                                                                        ----------------------

                                                          1998                   1997                   1996
                                                      -----------            -----------            -----------
Cash flows from operating activities:
   Net  loss                                          $  (463,051)           $  (877,908)           $  (670,493)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Expenses paid for through the
       issuance of common stock                           109,918                 38,844                152,131
     Depreciation                                           1,396                   --                     --
     (Increase) decrease in:
        Accounts receivable                              (892,473)                  --                     --
        Prepaid expense                                    65,333                   (333)                  --
        Inventory                                        (552,454)                (2,278)                  --
        Other current assets                               (1,366)                10,851                 (9,028)
        Other assets                                      (53,617)               (48,497)                  --
     Increase (decrease) in:
        Accounts payable                                  624,962                 39,763                  7,482
        Accrued expenses                                  350,749                (16,367)                35,762
                                                      -----------            -----------            -----------

Net cash used in operating activities                    (810,603)              (855,925)              (484,146)
                                                      -----------            -----------            -----------

Cash flows used in investing activities:
     Purchase of equipment                                (20,969)                  --                     --
                                                      -----------            -----------            -----------

Cash flows from financing activities:
     Subscription of common stock                            --                     --                  280,000
     Proceeds from common stock sale                         --                1,563,206                401,703
                                                      -----------            -----------            -----------

Net cash provided by financing activities                    --                1,563,206                681,703
                                                      -----------            -----------            -----------

Net increase (decrease) in cash and cash
  equivalents                                            (831,572)               707,281                197,557

Cash and cash equivalents, beginning                      988,040                280,759                 83,202
                                                      -----------            -----------            -----------

Cash and cash equivalents, ending                     $   156,468            $   988,040            $   280,759
                                                      ===========            ===========            ===========





                         The accompanying notes are an integral part of the financial statements

                                                    15

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1998, 1997 and 1996


Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Incorporated, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Company's Activities
--------------------

The Company is an environmental technology corporation dedicated to the development, production and marketing of low cost waste minimization, resource recovery, and pollution prevention systems that convert waste into valuable commodities. The Company is no longer considered to be in the development stage as revenues from shipments and services performed have begun to be recognized in calendar year 1998.

Basis of Presentation
---------------------

On November 17, 1995, Startech Environmental Corporation, formerly Kapalua Acquisitions, Inc., acquired all the issued and outstanding shares of common stock of Startech Incorporated in exchange for 4,000,000 shares of Kapalua Acquisitions, Inc.'s common stock. After the acquisition and exchange of stock, the former shareholders of Startech Incorporated owned 80.5% of the common stock of Kapalua Acquisitions, Inc. Subsequent to November 17, 1995, Kapalua Acquisitions, Inc. filed registration statements with the Securities and Exchange Commission to register certain securities.

On January 2, 1996, Kapalua Acquisitions, Inc. changed its name to Startech Environmental Corporation. The financial statements of Startech Environmental Corporation include all of the accounts of Startech Incorporated. This acquisition has been accounted for as a pooling-of-interests in the accompanying financial statements. The fiscal year end for both companies before the acquisition was October 31, and the financial statements for all periods presented have been restated to reflect the combination of the two companies.

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 1998, 1997 and 1996, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1998, 1997 and 1996


Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Regarding supplementary cash flows information, income taxes paid were $3,982 for the year ended October 31, 1998, $550 for 1997 and $-0- for 1996. No interest was paid for the years ended October 31, 1998, 1997 and 1996.

The Company also had the following noncash stock transactions:

                                                    1998
                                                    ----

                                                                             Shares               Amount

   Issued shares for services rendered in 1998                                34,544          $    109,918
   Shares returned and cancelled in 1998                                  (  202,131)                   --

                                                    1997
                                                    ----

                                                                             Shares               Amount

   Issued shares for services rendered in 1997                                39,000          $    103,844
   Issued shares for inventory in 1997                                        45,000                97,722
   Issued shares for which cash was received in 1996                         161,000               280,000
   Shares redeemed in the collection of a note receivable in 1997             50,000               100,000

Inventory
---------

Inventory consists of work in process, and is stated at lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment

Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments which extend the useful lives of the equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Other Assets
------------

Other assets consist entirely of deferred stock offering costs for 1998. Startech Environmental Corporation is planning to offer a number of Series A 8% Cumulative Convertible Redeemable Preferred Stock and a number of Convertible Preferred Stock during the first half of calendar year 1999 at a price that has yet to be determined. At October 31, 1997, other assets of $48,497 represents amounts due from a company owned by two of the stockholders. This amount represents the amount due for services rendered in connection with a government contract settlement, and helped the Company defray some of its overhead expenses.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1998, 1997 and 1996


Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Income Taxes
------------

Income taxes consist of state taxes on capital. The Company has net operating loss carryforwards of approximately $2,048,000 expiring in various years through 2012.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Company has 758,276 potential common shares that were not used in the computation of diluted earnings per share because they would have been anti-dilutive for each of the three years ended October 31, 1998, 1997 and 1996. Subsequent to October 31, 1998, the Company had issued 35,795 additional common shares.

Off Balance Sheet Risk
----------------------

The Company had more than $100,000 in a single bank during the year. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. However, management does monitor the financial condition of the institution where these funds are invested.

Note 2 - Property, Plant and Equipment:
---------------------------------------

Equipment is summarized by major classifications as follows:

                                                1998                   1997

   Computer equipment                       $       6,248          $         --
   Demonstration equipment                         14,721                    --
                                            -------------          ------------

                                                   20,969                    --
   Less: accumulated depreciation                   1,396                    --
                                            -------------          ------------
                                            $      19,573          $         --
                                            =============          ============

Note 3 - Operating Lease:
-------------------------

The Company leases its office under a lease agreement that expires in September, 1999. The monthly rental payments are $2,109. Rental expense, including real estate taxes for the years ended October 31, 1998 and 1997, were $24,531 and $23,644, respectively.

Note 4 - Commitments:
---------------------

The Company sells its product under written agreements through representatives and distributors. The Company also maintains, as house accounts, such organizations as the Department of Defense and other government agencies, U.S. and foreign, and a limited number of commercial enterprises. As of October 31, 1998, the Company had entered into agreements with seven distributors to sell its commercial systems. Under these agreements, which have a term of 10 years, the distributors typically agree to sell approximately $3,000,000 in the first year and $5,000,000 in each year thereafter. The Company's systems are manufactured in Avon, Connecticut.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1998, 1997 and 1996



Note 5 - Note Payable:
----------------------

The $100,000 note payable is a demand note dated September 1, 1995, with 9% interest payable to Mr. John Celantano. Mr. Celantano is a stockholder of the Company and provides both sales and professional consulting services to the Company. Interest expense on the above note amounted to $9,000 for each of the years ended October 31, 1998, 1997 and 1996. Repayment of the note payable will be through the issuance of common stock for the equivalent of $100,000 at the offering price per share from the next public stock offering.

Note 6 - Stockholders' Equity:
------------------------------

The Company has 10,000,000 shares of preferred stock, no par value, authorized. However, none have been issued. The following table sets forth the number of common shares the Company had issued and outstanding as of October 31, 1998, and the number of common shares reserved for issuance to investors.

         Authorized                                            800,000,000
         Issued and outstanding                                  6,845,965
         Reserved for issuance to investors                      1,000,000
         Reserved warrants                                       1,000,000


Stock Dividend
--------------

On October 22, 1996, the Company declared a 5% stock dividend to shareholders of record of Startech Environmental Corporation common stock on November 11, 1996. The stock dividend was paid on November 29, 1996. These stock dividend shares were restricted from being sold for a period of two years. There were 309,027 shares issued as a result of the stock dividend.

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

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1998, 1997 and 1996


Note 7 - Nonqualifying Stock Option Plan:
-----------------------------------------

In November 1995, the Company registered 2,000,000 common shares issuable upon exercise of stock options issued by the Company under its 1995 Nonqualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company.

The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the year ended October 31, 1997, the Company issued 145,167 stock options with an additional 34,544 stock options being issued during the year ended October 31, 1998, for services rendered. All options were immediately exercised for one share of common stock. The exercise price ranged from $.25 to $10 per share. The aggregate value of these services is reflected as an increase in common stock. As of October 31, 1998, there were no stock options outstanding.

Note 8 - Fair Value of Financial Instruments:
---------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and other current assets are carried in the accompanying balance sheet at cost which is a reasonable estimate of their fair value. Accounts payable, notes payable and accrued expenses are also carried at cost which is a reasonable estimate of their fair value.

                                           Carrying              Estimated
                                            Amount               Fair Value
                                          -----------           -----------
ASSETS:
     Cash                                 $   156,468           $   156,468
     Accounts Receivable                      892,473               892,473


LIABILITIES:
     Accounts payable                         692,130               692,130
     Note payable                             100,000               100,000
     Accrued expenses                         371,644               371,644

Note 9 - Litigation:
--------------------

The Company was a defendant in litigation regarding the removal of a restrictive legend on shares of common stock purchased in 1995 and 1996. The proceedings have been concluded without any net financial outlay by the Company. As a result of the successful conclusion of the litigation, 202,131 of the Company's stock was returned and retired.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1998, 1997 and 1996


Note 10 - Major Customer:
-------------------------

Approximately 91 percent of the 1998 revenues were derived from one major customer.

Note 11 - Subsequent Event:
---------------------------

On December 29, 1998, the Company entered into a short-term loan agreement for $750,000 with the Connecticut Development Authority (CDA). The note bears interest at 6.55% and is due within one year or the completion of a public offering, whichever comes first. The note is collateralized by the assets of the Company. In addition, an officer/shareholder has personally guaranteed up to 28% of the balance and another officer/shareholder has pledged 100,000 shares of his common stock of the Company.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
-------------------------------------------------------------

The following table sets forth certain information concerning the directors and executive officers of the Registrant and its subsidiaries:

Name                  Age     Position
----                  ---     --------

Joseph F. Longo       66      President, Treasurer, and Chairman of the Board
                              of Directors

Leonard V. Knap       67      Vice President, member of the Board of Directors

Kevin M. Black        36      Vice President, Secretary, member of the Board of
                              Directors

John D. Watts         55      Vice President, Chief Financial Officer, Principal
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

Joseph F. Longo - President, Treasurer and a member of the Board of Directors
     Mr. Longo has been President, Treasurer and a member of the Board of Directors since November 17, 1995. Since September 1994, Mr. Longo has been President of STARTECH Corporation. From August 1991 to August 1994, Mr. Longo was President of Consolidated Defense Corp. of Wilton, Connecticut. Consolidated Defense is a company that designs, manufactures, and markets waste processing equipment for stationary and shipboard waste applications. From October 1987 to August 1991, Mr. Longo was Executive Vice President of Toronto Company of York, Pennsylvania. Toronto develops waste processing equipment for hazardous and nonhazardous waste.

Leonard V. Knap - Vice President and a member of the Board of Directors
     Mr. Knap has been Vice President and a member of the Board of Directors of the Company since November 17, 1995. From October 1978 to the present, Mr. Knap has been the President of Trican Group of Companies. Trican is a Canadian company, located in Brantford, Ontario. Trican is involved in the refuse management industry. Trican activities range from engineering and consulting, to manufacturing services.


Kevin M. Black - Vice President, Secretary and a member of the Board of
                 Directors
     Mr. Black has been Secretary and a member of the Board of Directors of the Company since November 17, 1995. From October 1994 to the present, Mr. Black is a Deputy Assistant States Attorney with the State of Connecticut, Division of Criminal Justice. From January 1993 to October 1994, Mr. Black was associated with the law firm of Reid, Coredlo & Cafero, Norwalk, Connecticut, in the general practice of corporate and criminal law. From January 1991 to October 1992, Mr. Black was associated with the law firm of Feinstein & Hermann, P.C., Norwalk, Connecticut.

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

ITEM 11.  EXECUTIVE COMPENSATION:
--------  -----------------------

(a)      Cash Compensation.

The  following  table sets forth certain  salary  information  concerning  Chief
Executive Officer and each of the most highly compensated officers, to the extent each earned more than $100,000 in salary and bonus.


                  Salary Compensation        Current
    Name              during FY 98           Salary               Position
--------------------------------------------------------------------------------

Joseph F. Longo        $100,000.            $100,000.      President & Treasurer

The Registrant does not anticipate entering into employment agreements with any of its officers or directors in the near future.

The above officer and directors receive an automobile allowance that is less than $200 per month each. Other than consulting fees and finder's fees and/or commissions that may be paid to unaffiliated third parties, no other individuals will receive any salaries or fees from the Registrant. The Registrant's officers and directors will not receive finder's fees, or consulting fees. Officers, directors and/or principal shareholders may receive cash or stock from the sale of their shares of the Registrant's stock to the Registrant's merger candidate or principals of the merger candidate, should that event occur.

(b)      Compensation Pursuant to Plans.

The Registrant has no retirement, pension or profit sharing plans covering its officers or directors other than a Non Qualified Incentive Stock Option Plan which has been filed with the Securities and Exchange Commission on Form S-8 (Commission File No. 33-95264) and which became effective on November 20, 1995.

(c)      Other Compensation.

No officers and directors of the Registrant received any other compensation from the Registrant during the fiscal year ended October 31, 1998 from the Registrant.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
-------------------------------------------------------------------------

The following table sets forth certain information regarding ownership of the Registrant's Common Stock as of January 29, 1999, by each officer and director, all officers and directors as a group and each beneficial owner of more than five percent of the outstanding shares of the Registrant's Common Stock:



Name and Address                Number of
     of Owner                    Shares                      Position                Percent of Class
-----------------              ----------              ----------------------        ----------------

Joseph F. Longo                 1,878,898              President, Treasurer                27.3%
444 Thayer Pond Rd.                                        and Director
Wilton, CT  06897

Leonard V. Knap                 1,878,898                 Vice President                   27.3%
140 West 3rd Street                                        and Director
Hamilton, Ontario L9C-3K7
Canada

Kevin M. Black                     39,404            Vice President, Secretary             0.6%
11 Autumn Ridge Drive                                      and Director
Wilton, CT  06897

John D. Watts                     190,501                 Vice President,                  2.8%
340 Mirey Dam Rd.                                   and Chief Financial Officer
Middlebury, CT  06762
                                                                                         ------
All officers and                                                                          57.9%
directors as a
group (4 People)

                                                     24

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
---------------------------------------------------------


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

Energy Research Corporation (ERC)
ERC is a public company whose stock is traded on NASDAQ, and it is preeminent in the field of the development, manufacturing and the marketing of Molten Carbonate Fuel Cells. Fuel cells are battery-like systems that convert hydrogen gas directly into DC electricity. The PCG (Plasma Converted Gas) produced by the Startech Plasma Waste Converter can be used directly in ERC's fuel cells. Startech and ERC will cooperate in the technical development and sales of systems that convert wastes into fuel cell gas to produce electricity. In June 1996, ERC put the world's largest MC fuel cell on line in California.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
--------------------------------------------------------------------------

(a)   (1) Financial Statements
          --------------------

           The financial statements are listed below and included under Item 8, are filed as part of this report.

            Report of Independent Auditors

            Consolidated balance sheet at October 31, 1998  and October 31, 1997

            Consolidated statement of operations for each of the three years in the period ended October 31, 1998

            Consolidated statement of changes in stockholder's equity for each of the three years in the period ended October 31,1998

            Consolidated statement of cash flows

            Notes to the consolidated financial statements

      (2) Financial Statement Schedules
          -----------------------------

           All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

       (3) Exhibits
           ---------

Exhibit
  No.                Description                                     Page
  ---                -----------                                     ----
Page

 3(i).      Articles of Incorporation of the Company
            ----------------------------------------

            (incorporated by reference as Exhibit 1.1                 *
            to the Registrant's Registration Statement

 3(ii).     Bylaws of the Company
            ---------------------

            (incorporated by reference to Exhibit 1.7                 *
            to the Registrant's Registration Statement on Form 10, SEC File No. 0-25312).

 4.         Instruments defining the rights of security
            holders, including indentures
            -------------------------------------------

            None

 9.         Voting Trust Agreement
            ----------------------

            None

10.         Material contracts
            ------------------

            Acquisition Agreement between the                         *
            Registrant and Startech.
            (incorporated by reference to Exhibit
            10.3 to the Registrant's Form 8-K dated
            August 25, 1995, SEC File No. 0-25312).

11.         Statement re computation of per share earnings
            ----------------------------------------------
            Not applicable

12.         Statement re computation of ratios
            ----------------------------------
            None

13.         Annual report to security holders
            ----------------------------------
            Not applicable

16.         Letter re change in certifying accountant
            -----------------------------------------
            Incorporated by reference to the Registration
            Form 8-K filed on January 28, 1997

18.         Letter re change in accounting principles
            -----------------------------------------
            None

    ---------------------

19.        Report furnished to security holders
           ------------------------------------
           None

21.        Subsidiaries of the registrant
           -------------------------------
           Startech Corporation, a wholly owned subsidiary

22.        Published report regarding matters
           submitted to vote of security holders
           --------------------------------------
           Not applicable

23.        Consent of experts and counsel
           ------------------------------
               Consent of Kostin, Ruffkess & Company, LLC             *

24.        Power of attorney
           -----------------
           Not applicable

27.        Financial Data Schedule
           -----------------------
           Filed herein

28.        Information from reports furnished to state
           insurance agencies
           -------------------------------------------
           None

99.        Additional Exhibits
           -------------------
           Nonqualifying Stock Option Plan                            *
           (incorporated by reference as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 33-99790).

         (b)   Reports on FORM 8-K
               -------------------
               No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

               On January 28, 1997, the Company filed a report * on Form 8-K to announce that it replaced the accounting firm of Robert Moe & Associates, P.S. as a result of engaging Kostin, Ruffkess & Company, LLC.


* By reference

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January, 1999.

                                          STARTECH ENVIRONMENTAL CORPORATION
                                                        (Registrant)


                                          BY:   /S/ Joseph F. Longo
                                                --------------------------------
                                                    Joseph F. Longo
                                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 29th day of January 1999.


SIGNATURES                                  TITLE                              DATE
----------                                  -----                              ----

   /S/ Joseph F. Longo           Chairman of the Board of Directors,
------------------------         President and Treasurer
Joseph F. Longo                                                            January 29, 1999



   /S/ Leonard V. Knap           Member of the Board of Directors,
------------------------         Vice President
Leonard V. Knap                                                           January 29, 1999


   /S/ Kevin M. Black            Member of the Board of Directors,
------------------------         Secretary
Kevin M. Black                                                            January 29, 1999


   /S/ John D. Watts             Vice President, Chief Financial
------------------------         Officer and Principal Account
John D. Watts                    Officer                                  January 29, 1999

                                       29
