Form 10-Q
period 1999-01-31
STARTECH ENVIRONMENTAL CORP
filed 1999-03-11
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended - January 31, 1999

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

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

                                   YES  X   NO


Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                 Outstanding at March 10, 1999
         -------------------                 -----------------------------

        Common Stock - No Par                          6,845,965

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

             Balance Sheet - January 31, 1999
             and 1998                                                      3

             Statement of Operations for the quarters ended
             January 31, 1999 and 1998                                     4

             Statement of Cash Flows for the quarters ended
             January 31, 1999 and 1998                                     5

             Notes to Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7-8

PART II - OTHER INFORMATION
---------------------------

             Item 1.  Legal Proceedings                                    9
             Item 2.  Changes in Securities                                9
             Item 3.  Defaults Upon Senior Securities                      9
             Item 4.  Submission of Matters to a Vote of
                        Security Holders                                   9
             Item 5.  Other Information                                    10
             Item 6.  Exhibits and Reports on Form 8-K                     10

SIGNATURE                                                                  10
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET


                                                     January 31,    January 31,
ASSETS                                                   1999           1998
                                                     -----------    -----------
Current Assets:
         Cash and cash equivalents                   $   539,328    $   833,547
         Accounts Receivable                           1,063,438              0
         Inventory                                       330,385        100,000
         Other current assets                             22,869         71,333
                                                     -----------    -----------

                  Total Current Assets                 1,956,020      1,004,880

         Fixed Assets-Net                                 18,346              0

         Other Assets                                    136,200         48,497
                                                     -----------    -----------
                                                     $ 2,110,566    $ 1,053,377
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                            $ 1,235,329    $    93,730
         Notes payable - short term                      100,000        100,000
         Other accrued expenses                          109,174         23,132
                                                     -----------    -----------

                  Total Current Liabilities            1,444,503        216,862

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,845,965 at January 31, 1999 and
         7,013,552 at January 31, 1998                 2,708,524      2,598,606
         Additional paid-in capital                          300            300
         Accumulated deficit Net Income (loss)        (2,042,761)    (1,762,391)
                                                     -----------    -----------

                Total Stockholders' (deficit) equity     666,063        836,515

                                                     $ 2,110,566    $ 1,053,377
                                                     ===========    ===========


                        See notes to financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                             STATEMENT OF OPERATIONS


                                                   Quarter Ended   Quarter Ended
                                                    January 31,     January 31,
                                                        1999            1998
                                                        ----            ----

Revenue                                             $ 1,048,246     $         0

Cost of Sales                                           785,569               0
                                                    -----------     -----------

Gross Profit                                            262,677               0

Operating Expenses
         Selling expense                                 39,585          14,955
         General and administrative expense             234,408         169,711
                                                    -----------     -----------

Total Operating Expense                                 273,993         184,666

Gain(Loss) from Operations                              (11,316)       (184,666)


Other income (expense):
         Interest income                                 16,955           9,624
         Interest expense                                     0          (2,250)
                                                    -----------     -----------

         Total other income (expense)                    16,955           7,374

 Income tax expense                                         250               0
                                                    -----------     -----------

Net Income(Loss)                                    $     5,389     ($  177,292)
                                                    ===========     ===========


Net Gain(Loss) per share                            $      0.00     $     (0.03)
                                                                    ===========

Weighted average common
shares outstanding                                    6,857,196       7,013,552
                                                    ===========     ===========



                        See notes to financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                             STATEMENT OF CASH FLOWS


                                                          Quarter      Quarter
                                                           Ended        Ended
                                                        January 31,  January 31,
                                                            1999         1998
                                                            ----         ----

Cash flows from operating activities:
Net Income (Loss)                                        $   5,389    ($177,292)
Depreciation                                                 1,226            0
(Increase) decrease in Accts. Rec'v                       (170,965)           0
(Increase) decrease in Inventory                           322,070            0
(Increase)  decrease in other current assets               (21,503)      (6,000)
Increase(Decrease) in Current Liabilities:
                Accounts payable                           200,556       26,562
                Accrued expenses                            80,174        2,237
                                                         ---------    ---------


Net cash used in operating activities                      416,947     (154,493)

Cash flows from investing activities:
Patents                                                     (3,000)           0
Stock Offering                                             (31,086)           0
                                                         ---------    ---------

Net cash used by Investing activities                      (34,086)           0

Net increase (decrease) in cash                          $ 382,861    $(154,493)

Cash at beginning of period                              $ 156,467    $ 988,040

Cash and cash equivalents at end of period               $ 539,328    $ 833,547

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $       0    $       0
                                                         =========    =========

Cash paid during the period for income taxes             $     250    $   1,489
                                                         =========    =========


                        See note to financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1. Basis of Presentation

STARTECH   Environmental   Corporation   (the   "Company")  is  engaged  in  the
commercialization   and  continued   development  of  an  innovative  processing
technology for recycling industrial wastes.

Net profit (loss) per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents, which consist of stock which may be issuable upon exercise of outstanding stock options and warrants, have been excluded from the weighted average number of common shares since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net profit (loss) for the period ending January 31, 1999.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1998 which are included in the Company's annual report on form 10-K for the period ended October 31, 1998. The results of operations for the quarter ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

For the first three months of 1999 the company generated $ 1,048,246 in revenues for professional services, consulting and customer system design as compared to $ 0 for the same period last year. Operating expenses of $273,993 consisted of outlays for outside consulting services, selling, demonstration and general and administrative purposes compared to $184,666 in the prior period. Net income was a positive $5,389 for the first three months of 1999 as compared with a net loss of $177,292 for the same period last year.

The Registrant was incorporated under the laws of the State of Colorado in May 1991. During fiscal 1996, the Registrant entered into negotiations with Startech Corporation ("Startech") which culminated in the acquisition of Startech on November 17, 1995.


Liquidity and Capital Resources
-------------------------------

Liquidity has been provided primarily by fees earned from its Alliance Partner, Burns & Roe, stock sales, and consulting fees. The Registrant is and will continue to be dependent upon the deposits from the sale of equipment, equipment sales, the sale of stock, loans and/or capital contributions from majority shareholders or outside investors. The Registrant's capital resource requirements for future periods will increase due to increased manufacturing, marketing and administrative demands. These needs are anticipated to be met from operations of the Registrant's normal business activity.


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

On November 18, 1995, the Board of Directors of the Company unanimously approved a change of business purpose of the Company from one seeking an acquisition candidate to one engaged in the business of recovering, recycling, reduction and remediation of hazardous and nonhazardous waste materials. From that time to the time of this filing, the Company has maintained only this focus.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1. LEGAL PROCEEDINGS.

The company and its officers,  individually  and  personally,  except Leonard V.
Knap, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court in February 1998 by John Easton of Canada. The proceedings are in their preliminary stages. The company does not believe there is any merit to the claim and will vigorously contest the matter. The company will file a counter claim against Mr. Easton.

The company is a defendant in litigation brought in the Ontario Court of Justice, Ontario, Canada and was served notification of the complaint in August 1997. The complaint is a result of a third party action against one of the Company's shareholders. The Company does not believe there is any merit to the claim and will vigorously contest the matter.

ITEM 2. CHANGE IN SECURITIES.

No constituent instruments defining the rights of the holders of any class of registered securities of the Registrant have been materially modified. No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities. There are no working capital restrictions or other limitations upon the payment of dividends except as reported in the Registrant's FORM 10 and 10K dated October 31, 1998.

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

None were filed for the quarter ended January 31, 1999.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STARTECH ENVIRONMENTAL CORPORATION
                                       ----------------------------------



Date:  March 10, 1999                  By:  /S/ John D. Watts
       --------------                      -------------------------------------
                                           John D. Watts
                                           Vice President, Chief Finance Officer