Form 10-Q
period 1999-04-30
STARTECH ENVIRONMENTAL CORP
filed 1999-06-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the six months ended - April 30, 1999

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)
-----------------------------                                -------------------
         Colorado                                                84-1286576

                             79 Old Ridgefield Road
                            Wilton, Connecticut 06897
                            -------------------------
                (Address of principal executive offices) Zip Code

                                 (203) 762-2499
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X   NO


Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                Outstanding at June 14, 1999
         -------------------                ----------------------------

       Common Stock - No Par                         6,881,760

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Balance Sheet - April 30, 1999
         and October 31, 1998                                               3

         Statement of Operations for the quarters ended
         April 30, 1999 and 1998                                            4

         Statement of Cash Flows for the quarters ended
         April 30, 1999 and 1998                                            5

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7-8

PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                         8
         Item 2.  Changes in Securities                                     8
         Item 3.  Defaults Upon Senior Securities                           8
         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                          9
         Item 5.  Other Information                                         9
         Item 6.  Exhibits and Reports on Form 8-K                          9

SIGNATURE                                                                   10
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET


                                                       April 30,      April 30,
ASSETS                                                   1999           1998
                                                     -----------    -----------
Current Assets:
         Cash and cash equivalents                   $   639,283    $   452,419
         Accounts Receivable                             598,161         37,000
         Inventory                                       228,288        100,000
         Other current assets                             41,944         81,191
                                                     -----------    -----------

                  Total Current Assets                 1,507,676        670,610

         Fixed Assets -Net                                20,968         12,306
         Other Assets                                    132,350         48,497
                                                     -----------    -----------
                                                     $ 1,660,994    $   731,413
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                            $   310,413    $    95,024
         Notes payable - short term                      850,000        100,000
         Other accrued expenses                           33,000         25,750
                                                     -----------    -----------

                  Total Current Liabilities            1,193,413        220,774

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         no shares issued or outstanding

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,881,760 at April 30, 1999 and
         6,844,465 at April 30, 1998                   2,709,524      2,598,606
         Additional paid-in capital                       65,010            300
         Accumulated deficit Net Income (loss)        (2,306,953)    (2,088,268)
                                                     -----------    -----------

                Total Stockholders' (deficit) equity     467,581        510,638

                                                     $ 1,660,994    $   731,413
                                                     ===========    ===========


                        See notes to financial statements


                                          STARTECH ENVIRONMENTAL CORPORATION
                                                STATEMENT OF OPERATIONS


                                               Quarter Ended      Quarter Ended     Six Months Ended   Six Months Ended
                                               April 30, 1999     April 30, 1998     April 30, 1999     April 30, 1998
                                               --------------     --------------     --------------     --------------

Revenue                                          $   597,533        $    37,000        $ 1,645,780        $    37,000

Cost of Sales                                        528,057                  0          1,313,626                  0
                                                 -----------        -----------        -----------        -----------

Gross Profit                                          69,476             37,000            332,154             37,000

Operating Expenses
         Selling expense                              18,662            105,884             58,247            120,839
         General and administrative expense          323,004            259,709            557,413            429,420
                                                 -----------        -----------        -----------        -----------

Total Operating Expense                              341,666            365,593            615,660            550,259

Gain(Loss) from Operations                          (272,190)          (328,593)          (283,506)          (513,259)


Other income (expense):
         Interest income                               7,698              5,716             24,654             15,340
         Interest expense                                  0             (3,000)                 0             (5,250)
                                                 -----------        -----------        -----------        -----------

         Total other income (expense)                  7,698              2,716             24,654             10,090

 Income tax expense                                        0                  0                250                  0
                                                 -----------        -----------        -----------        -----------

Net Income(Loss)                                 ($  264,492)       ($  325,877)       ($  259,102)       ($  503,169)
                                                 ===========        ===========        ===========        ===========


Net Gain(Loss) per share                         $     (0.04)       $     (0.05)       $     (0.04)           $(0,07)

Weighted average common
shares outstanding                                 6,881,760          6,844,465          6,881,760          6,933,759
                                                 ===========        ===========        ===========        ===========



                                           See notes to financial statements

                                                            4


                                         STARTECH ENVIRONMENTAL CORPORATION
                                               STATEMENT OF CASH FLOWS


                                                Quarter Ended     Quarter Ended    Six Months Ended  Six Months Ended
                                                April 30, 1999    April 30, 1998    April 30, 1999    April 30, 1998
                                                --------------    --------------    --------------    --------------
Cash flows from operating activities:
Net Income (Loss)                                 ($264,492)        ($325,877)        ($259,102)        $(503,169)
Depreciation                                          1,227             1,119             2,453             1,119
(Increase) decrease in Accts. Rec'v                 465,277           (37,000)          294,312           (37,000)
(Increase) decrease in Inventory                    102,097                 0           424,166                 0
(Increase)  decrease in other current assets        (18,074)           (9,858)          (73,662)          (15,858)
Increase(Decrease) in Current Liabilities:
                Accounts payable                   (924,916)            1,295          (381,717)           27,857
              Notes Payable-Short Term              750,000                 0           750,000                 0
                Accrued expenses                    (76,174)            2,618          (338,644)            4,855
                                                  ---------         ---------         ---------         ---------

Net cash used in operating activities                34,945          (367,703)          417,806          (522,196)
                                                  ---------         ---------         ---------         ---------


Cash flows from investing activities:
Purchase of Equipment                                     0           (13,425)                0           (13,425)
Stock Offering                                       65,010                 0            65,010                 0
                                                  ---------         ---------         ---------         ---------

Net cash used by Investing activities                65.010           (13,425)           65,010           (13,425)
                                                  ---------         ---------         ---------         ---------



Net increase (decrease) in cash                   $  99,955         $(381,128)        $ 482,816         $(535,621)


Cash at beginning of period                       $ 539,328         $ 833,547         $ 156,467         $ 988,040

Cash and cash equivalents at end of period        $ 639,283         $ 452,419         $ 639,283         $ 452,419



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

Net profit (loss) per share is determined by dividing net profit (loss) by the weighted average number of common shares outstanding during the period. Common share equivalents, which consist of stock that may be issuable upon exercise of outstanding stock options and warrants, have been excluded from the weighted average number of common shares since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net profit (loss) for the period ended April 30, 1999.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1998, which are included in the Company's annual report on form 10-K. The results of operations for the quarter ended April 30, 1999 do not necessarily indicate the results expected for the full year.


Note 2.  Equity Transactions

During the quarter ended April 30, 1999, there were no equity transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

1999 vs 1998
------------

In 1999 the Company earned $1,645,780 in revenue for professional services and equipment sales to the Unites States Government (Department of the Army). In 1998 the Company earned $37,000 in revenue for professional services. Operating expenses were $341,666 in the quarter ended April 30, 1999 ($615,660 for six months) compared with $365,593 in the quarter and $550,259 for the six months a year ago. The nature of the operating expenses continue to be primarily for selling, demonstration and general and administrative purposes.

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant from 1991 to 1995. During fiscal 1995, the Registrant entered into negotiations with Startech Incorporated that culminated in the acquisition of Startech on November 17, 1995.

Liquidity and Capital Resources
-------------------------------

Registrant is and will continue to be dependent upon capital contributions from shareholders, outside investors and bank loans for its operating capital. The Registrant's capital resource requirements have increased due to increased manufacturing, marketing and administrative demands. These needs were met from operations of the Registrant's normal business activity and the sales backlog.


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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1. LEGAL PROCEEDINGS.

The company and its Officers,  individually  and  personally,  except Leonard V.
Knap, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court, in February 1998 by John Easton of Canada. The complaint demands payment for commissions and/or fees for services rendered to acquire the funds needed to consummate the reverse acquisition, that occurred on November 17,1995, of Startech Corporation by Kapalua Acquisitions, Incorporated. The proceedings are in their preliminary stages. The company does not believe there is any merit to the claim and will vigorously contest the matter. The company will file a counter claim against Mr. Easton.

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

          None


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


Date:  June 14, 1999                  By: /S/ John D. Watts
       -------------                      -----------------
                                          John D. Watts
                                          Vice President, Chief Finance Officer