Form 10-Q
period 1999-07-31
STARTECH ENVIRONMENTAL CORP
filed 1999-09-15
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the nine months ended - July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                                   YES X   NO


Securities registered pursuant to Section 12(g) of the Act:

         Title of each class             Outstanding at September 13, 1999
         -------------------             ---------------------------------

        Common Stock - No Par                       6,903,257

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

             Balance Sheet - July 31, 1999
             and July 31, 1998                                             3

             Statement of Operations for the quarters ended
             July 31, 1999 and 1998                                        4

             Statement of Cash Flows for the quarters ended
             July 31, 1999 and 1998                                        5

             Notes to Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7-8

PART II - OTHER INFORMATION
---------------------------

             Item 1.  Legal Proceedings                                    8
             Item 2.  Changes in Securities                                8
             Item 3.  Defaults Upon Senior Securities                      9
             Item 4.  Submission of Matters to a Vote of
                      Security Holders                                     9
             Item 5.  Other Information                                    9
             Item 6.  Exhibits and Reports on Form 8-K                     9

SIGNATURE                                                                 10
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET


                                                       July 31,       July 31,
ASSETS                                                   1999           1998
                                                     -----------    -----------
Current Assets:
         Cash and cash equivalents                   $ 2,520,435    $   282,957
         Accounts Receivable                             479,978        399,469
         Inventory                                       100,000        165,353
         Other current assets                             32,028         96,599
                                                     -----------    -----------

                  Total Current Assets                 3,132,441        944,378

         Fixed Assets -Net                                20,968         15,930
         Other Assets                                     19,010              0
                                                     -----------    -----------
                                                     $ 3,172,418    $   960,308
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                            $   352,381    $   319,913
         Notes payable - short term                      850,000        100,000
         Other accrued expenses                           51,266         28,000
                                                     -----------    -----------

                  Total Current Liabilities          $ 1,253,647    $   447,913

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         shares issued and outstanding
         190,730 at July 31, 1999                      1,907,300              0

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,900,857 at July 31, 1999 and
         6,844,465 at July 31, 1998                    2,709,524      2,598,606
         Additional paid-in capital                       49,250            300
         Accumulated deficit Net Income (loss)        (2,747,303)    (2,086,512)
                                                     -----------    -----------

                Total Stockholders' (deficit) equity   1,918,771        512,394

                                                     $ 3,172,418    $   960,308
                                                     ===========    ===========


                        See notes to financial statements


                                         STARTECH ENVIRONMENTAL CORPORATION
                                                STATEMENT OF OPERATIONS


                                               Quarter Ended      Quarter Ended    Nine Months Ended  Nine Months Ended
                                               July 31, 1999      July 31, 1998      July 31, 1999      July 31, 1998
                                               -------------      -------------      -------------      -------------

Revenue                                         $   591,092        $   448,972        $ 2,236,873        $   485,972

Cost of Sales                                       533,066            208,997          1,846,692            208,997
                                                -----------        -----------        -----------        -----------

Gross Profit                                         58,026            239,975            390,181            276,975

Operating Expenses
         Selling expense                             64,586              5,807            122,833            126,646
         General and administrative expense         426,039            236,146            983,452            665,566
                                                -----------        -----------        -----------        -----------

Total Operating Expense                             490,625            241,953          1,106,285            792,212

Gain(Loss) from Operations                         (432,599)            (1,978)          (716,104)          (515,237)


Other income (expense):
         Interest income                             10,121              5,985             34,775             21,325
         Interest expense                                 0             (2,250)                 0              (7500)
         Preferred Dividend expense                 (16,016)                 0            (16,016)                 0
                                                -----------        -----------        -----------        -----------

         Total other income (expense)                (5,895)             3,735             18,759             13,825

 Income tax expense                                   1,857                  0              2,107                  0
                                                -----------        -----------        -----------        -----------

Net Income (Loss)                               ($  440,350)       $     1,757        ($  699,452)       ($  501,412)
                                                ===========        ===========        ===========        ===========


Net Gain (Loss) per share                       $     (0.06)       $      0.00        $     (0.10)       $     (0.07)

Weighted average common
shares outstanding                                6,891,309          6,872,661          6,873,411          6,845,215
                                                ===========        ===========        ===========        ===========


                                           See notes to financial statements

                                                           4


                                           STARTECH ENVIRONMENTAL CORPORATION
                                                 STATEMENT OF CASH FLOWS


                                                 Quarter Ended      Quarter Ended     Nine Months Ended  Nine Months Ended
                                                 July 31, 1999      July 31, 1998       July 31, 1999     July 31, 1998
                                                 -------------      -------------       -------------     -------------
Cash flows from operating activities:
Net Income (Loss)                                 ($  440,349)       $     1,757        ($  699,453)       $  (501,412)
Depreciation                                            1,227              1,226              3,680              2,345
(Increase) decrease in Accts. Rec'v                   118,183           (362,469)           412,495           (399,469)
(Increase) decrease in Inventory                      128,288            (65,353)           552,454            (65,353)
(Increase) decrease in other assets                   122,031             33,089             47,368             17,231
Increase (Decrease) in Current Liabilities:
          Accounts payable                             41,968            224,889           (682,393)           252,746
          Notes Payable-Short Term                          0                  0            750,000                  0
          Accrued expenses                             18,266              2,250             22,268              7,105
                                                  -----------        -----------        -----------        -----------

Net cash used in operating activities                 (10,387)          (164,611)           406,419           (686,807)
                                                  -----------        -----------        -----------        -----------


Cash flows from investing activities:
Purchase of Equipment                                       0             (4,851)                 0            (18,276)
Preferred Offering                                  1,891,540                  0          1,957,550                  0
                                                  -----------        -----------        -----------        -----------

Net cash used by Investing activities               1,891,540             (4,851)         1,957,550            (18,276)
                                                  -----------        -----------        -----------        -----------



Net increase (decrease) in cash                   $ 1,881,153        $  (169,462)       $ 2,363,969        $  (705,083)


Cash at beginning of period                       $   639,283        $   452,419        $   156,467        $   988,040

Cash and cash equivalents at end of period        $ 2,520,436        $   282,957        $ 2,520,436        $   282,957



                                            See note to financial statements

                                                           5

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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net profit (loss) for the period ended July 31, 1999.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1998, which are included in the Company's annual report on form 10-K. The results of operations for the quarter ended July 31, 1999 do not necessarily indicate the results expected for the full year.


Note 2. Equity Transactions

On April 20, 1999 the company  initiated  a $15  million  Convertible  Preferred
Private Placement Offering. As of July 31, 1999 the company has received $1,907,300 which has met the $1 million minimum subscription requirement. In addition the company has received, during this reporting period, $49,250 in warrant monies which were applicable to a previous Private Placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

1999 vs 1998
------------

As of July 31, 1999 the Company has earned $2,236,873 in revenue for professional services and equipment sales primarily to the Unites States Government (Department of the Army). In 1998 the Company earned $485,972 in revenue for professional services. Operating expenses were $394,526 in the quarter ended July 31, 1999 ($1,010,186 for nine months) compared with $241,953 in the quarter and $792,212 for the nine months a year ago. The nature of the operating expenses continue to be primarily for selling, demonstration and general and administrative purposes.

The Registrant was incorporated under the laws of the State of Colorado in May 1991 and has been dormant from 1991 to 1995. During fiscal 1995, the Registrant entered into negotiations with Startech Corporation that culminated in the acquisition of Startech on November 17, 1995.

Liquidity and Capital Resources
-------------------------------

Registrant is and will continue to be dependent upon capital contributions from shareholders, outside investors and bank loans for its operating capital. The Registrant's capital resource requirements have increased due to increased manufacturing, marketing and administrative demands. These needs were met from operations of the Registrant's normal business activity, sales backlog and the April 20, 1999 Preferred Private Placement offering.


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


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1. LEGAL PROCEEDINGS.

The company and its Officers,  individually  and  personally,  except Leonard V.
Knap, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court, in February 1998 by John Easton of Canada. The complaint demands payment for commissions and/or fees for services rendered to acquire the funds needed to consummate the reverse acquisition, that occurred on November 17,1995, of Startech Corporation by Kapalua Acquisitions, Incorporated. The proceedings are in their preliminary stages. The company does not believe there is any merit to the claim. The company will file a counter claim against Mr. Easton.

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

                                            STARTECH ENVIRONMENTAL CORPORATION
                                            ----------------------------------


Date: September 14, 1999                    By: /S/ Joseph F. Longo
      ------------------                    -----------------------
                                            Joseph F. Longo
                                            President