Form 10-K
period 1999-10-31
STARTECH ENVIRONMENTAL CORP
filed 2000-01-27
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended - October 31, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to                    .
                               ------------------    ------------------

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization                          Identification No.)
        Colorado                                           84-1286576

                         15 Old Danbury Road, Suite 203
                               Wilton, Connecticut     06897-2525
                 ------------------------------------------------
                (Address of principal executive offices) Zip Code

                                 (203) 762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 24, 2000, 7,474,950 shares of no par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of January 24, 2000 was $25,850,746 based on the closing bid price of the common stock on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 2000.

                                     PART I


Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies, including statements with respect to year 2000 compliance, can be identified as forward looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 1 - BUSINESS:
------------------

Background

The Company's activities during the four fiscal years, November 1, 1992 to October 31, 1995, when it was known as Kapalua Acquisitions, Inc., consisted primarily of investigating possible business opportunities. On November 17, 1995, the Company completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corp. Startech designed machinery to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials.

On November 18, 1995, the Board of Directors of the Company unanimously approved a change of business purpose of the Company from one seeking an acquisition candidate to one engaged in the business of manufacturing equipment to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials. From that time to the date of this filing, the Company has maintained only this focus.

General

Startech is an environmental technology corporation engaged in the commercialization and continued development of its Plasma Waste ConverterTM ("PWC(TM)") systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes including low level radioactive wastes.

The Startech Plasma Waste Converter is a closed-loop recycling system that converts materials formerly regarded as hazardous wastes into useful commodity products. The hazardous waste can be organic and inorganic, in the form of a gas, liquid, and solids or any combination thereof. Waste volume reductions higher than 300 to 1 have been experienced. Depending on the waste processed, the principal commodities produced by the system are a synthetic gas called (PCG(TM))Plasma Converted Gas(TM), metals, and an obsidian like inert silicate stone. The (PCG(TM)) can be used as a chemical feed stock to produce polymers and other common industrial products, as a fuel to produce electricity, as a heating plant fuel to reduce the cost and reliance on fossil fuels, and in desalinization applications to produce fresh water for irrigation and drinking. The metals can be employed in the metallurgical industry. The stone silicates can be employed in the abrasives industry, and as an aggregate material for construction industry applications.

Marketing and Manufacturing

The Company's long-term strategy is to achieve broad market acceptance of the PWC as an advantageous process of relieving the waste remediation problems of the private sector and government. The Company is targeting the hazardous and toxic waste industry as its initial market. The Company anticipates it will initially manufacture on-site, factory packaged, transportable, and skid mounted PWCs. The Company believes that once there is a broad installed base of its product in the above markets, waste generators in other market segments are likely to be attracted to the PWC. However, there can be no assurance that the PWC will achieve any significant market acceptance. Any one system will allow the customer to dispose of between four tons and fifty tons of waste per day. However, multiple systems may be installed in a facility, thus processing greater than fifty tons per day. As of the date of this filing, a four hundred
(400) pound per hour industrial size PWC is available for demonstration.

The Company does not intend to operate PWCs. The Company intends to manufacture its PWCs and sell or rent/lease the PWCs to customers. As of the date hereof, the Company has entered into agreements with several customers and expects to be manufacturing against those contracts in the first fiscal quarter of 2000. The Company has a manufacturing agreement with Bauer Howden Inc., in Avon, Connecticut.

Employees

As of October 31, 1999 the Company had eight employees, including four with engineering degrees, one with a law degree, and another with a Masters of Business Administration degree. The Company also hires contract engineers for particular projects on an as needed basis. All of the Company's key employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, and assigning to the Company all rights to inventions made during their employment and prohibiting them from competing with the Company. Management of the Company expects to hire additional employees throughout 2000.

Competition

The Company regards Aerospetiale Ltd., Mitsubishi and Retech Incorporated as companies having potentially competing technologies. These companies have more assets and are substantially larger than the Company and, therefore, could offer, should they choose, substantial competition. Also, these competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to the Company's detriment. There can be no assurance that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than the Company's products. The Company believes that its product capabilities combined with management's waste industry experience will allow the Company to be a leader in this rapidly expanding and evolving field.

Proprietary Rights and Licenses and Intellectual Property

The Company's success depends, in part, on preserving its trade secrets and operating without infringing the proprietary rights of third parties. The Company will also rely upon its ability to enjoy and obtain protection for its products and technologies under the United States and foreign patent laws, copyright laws and other intellectual property laws. There can be no assurance that any issued, acquired or licensed patent will afford adequate protection to the Company or will not be challenged, invalidated, infringed or circumvented. Furthermore, there can be no assurance that the Company's activities will not infringe patents owned by others.

The Company also relies heavily upon trade secrets and proprietary know-how, which it protects, in part, by confidentiality agreements and non-competition agreements with its employees, prospective customers, distributors, representatives, and other contract partners. However, there can be no assurance

-----------------

that the Company's confidentiality agreements and non-compete agreements will not be breached or that the Company would have adequate remedies for any breach. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

The Company also relies upon copyright, trademark and service mark protections for various purposes in the implementation of its marketing strategy. There can be no assurance that these copyrights, trademarks and service marks will not be challenged, invalidated, infringed or circumvented.

Offices

The Company's offices are located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut, 06897, the telephone number is 203/762-2499, facsimile 203/761-0839, Email Starmail@startech.net and its web site is www.startech.net.

ITEM 2 - PROPERTIES:
--------------------

The Company's offices are located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897-2525 where it leases 5,800 square feet of office space from CD Station, LLC as landlord. The lease provides for monthly payments of $ 14,017, increasing annually to December 2004, when the lease expires. There is an option for the Company to extend the lease for a five (5) year term with the Landlord having the right to cancel the lease after two (2) years of the extended term if the buildings main tenant, The Common Fund, requires the additional space for their corporate offices.

ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

The Company and certain officers, both in their capacity as officers and personally, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court, in February 1998 by John Easton of Canada. The complaint demands payment of 475,000 shares of the Company's common stock for commissions and/or fees for services rendered to the Company to acquire the funds needed to consummate the reverse acquisition, that occurred on November 17, 1995, of Startech Corporation by Kapalua Acquisitions, Incorporated (since renamed to Startech Environmental Corporation). The proceedings are in their preliminary discovery stage. The Company will vigorously contest the matter. In addition to its own defense, the Company will file a counter claim at the appropriate stage against Mr. Easton for his actions and those of his agents at or around the time of the reverse acquisition. Shortly after the above action was filed, an additional action was commenced against the Company by Mr. Easton's two sons, Dexter Easton and Spencer Easton, for the Company's refusal to lift a restrictive legend on stock issued to his two sons for alleged services rendered at the time of the reverse acquisition. The two actions were joined as they arise from the same fact pattern and transaction. It is impossible to predict the outcome of either case at this stage.

On December 19, 1997 the Company brought suit in Federal Court, District of Connecticut, seeking a preliminary injunction to enforce a Non-disclosure and Non-compete provisions within four Distributorship Agreements executed by David Ivey in his personal capacity and in his capacity as a corporate officer for these four companies. The Company believed that Mr. Ivey had plans to use the information provided by the Company to him in his capacity as a Distributor to gain knowledge of the Company's confidential information. After being sued by the Company, Mr. Ivey has now filed a counterclaim claiming that the Company misrepresented certain material facts surrounding its technology and its ability to produce its product. While the Company is confident that it will prevail on the merits and believes that the claims by Mr. Ivey are vexatious in nature, there can be no guarantee of success until the case is resolved. The claims made by both parties have been referred for binding arbitration before the American Arbitration Association. The action is in its preliminary stages of those proceedings.

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

                                     PART II

ITEM 5 -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS'
MATTERS:
--------------------------------------------------------------------------------

(a) Market Information

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol STHK ( OTCBB:STHK). The table shows the high and low bid of Registrant's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                                       Bid
                                                                       ---
          Quarter Ended                                        High                Low              Average
          -------------                                        -----------------------              -------

       January 31, 2000 (through January 24, 2000)           $  8.12            $  5.12           $    6.45

       October 31, 1999                                      $  8.56            $  5.25           $    6.39
       July 31, 1999                                         $  9.71            $  6.00           $    8.57
       April 30, 1999                                        $  7.12            $  5.00           $    6.04
       January 31, 1999                                      $  8.62            $  4.62           $    6.95

       October 31, 1998                                      $  7.75            $  3.25           $    5.32
       July 31, 1998                                         $ 11.25            $  5.00           $    8.35
       April 30, 1998                                        $ 11.75            $  5.00           $    7.82
       January 31, 1998                                      $  9.75            $  4.84           $    7.68

(b) Holders
    -------

As of January 24, 2000, there were 591 holders of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c) Dividends
    ---------

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings, which it may realize in the future to finance its operations. The Company paid a five percent (5%) stock dividend in November of 1996. On September 30, 1999 the Company declared a dividend of $16,016 on its Convertible Preferred Stock to be paid in additional Convertible Preferred shares. Future dividends on common stock, if any, will depend on earnings, financing requirements and other factors.

ITEM 6 - SELECTED FINANCIAL DATA:
---------------------------------

The selected financial data set forth below for the five years ended October 31, 1999 is derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.


                                             1999            1998             1997            1996         1995
                                             ----            ----             ----            ----         ----

Net sales                               $   2,268,964    $  1,088,782     $     10,000    $    26,000   $        0

Loss from operations                        1,346,399         473,733          897,855        664,424       36,698

Other income (expense)                         68,071          14,664           20,497      (   5,569)           0

Net loss                                    1,289,192         463,051          877,908        670,493       36,698

Earnings per share of weighted
average shares of common
stock outstanding                               (0.19)         ( 0.07)           (0.12)         (0.12)     (  0.04)

Weighted-average number of
 shares of common stock
 outstanding                                6,875,999       6,887,736        6,695,316      5,482,268      996,500

Total assets                                6,374,818       1,824,448        1,201,870        391,610       85,025

Total liabilities                             359,458       1,163,774          188,063        444,667      121,423

Long-term obligations                           7,718               0                0              0            0

Cash dividends per share
of common stock                                     0               0                0              0            0


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
--------------------------------------------------------------------------------

Results of Operations

1999 vs 1998

During the fiscal year ended October 31, 1999, the Company had revenues of $2,268,964 from system sales, system design, and professional services, compared to $1,088,782 for the 1998 fiscal year. The majority of these revenues were derived from one major customer, Burns and Roe Enterprises, Inc. Operating expenses of $1,477,104 for fiscal 1999 consisted mainly of expenditures for outside consulting services, marketing, selling, demonstration and general and administrative purposes compared to $1,116,293 for the 1998 fiscal year.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)
--------------------------------------------------------------------------------

1998 vs 1997

During fiscal year 1998, the Company had revenues of $1,088,782 for professional services, consulting and customer system design and $23,664 in offset billings, compared to $10,000 and $29,497, respectively, in the same period for fiscal year 1997. Approximately 91 percent of the 1998 revenues were derived from one major customer, Burns and Roe Enterprises, Inc. Operating expenses of $1,116,293 in fiscal year 1998 consisted of outlays for outside consulting services, selling, demonstration and general and administrative purposes compared to $907,855 in the same period for fiscal 1997. The Company is no longer considered to be in the development stage, as revenues from shipments and services performed began to be recognized in fiscal year 1998.

1997 vs 1996

During fiscal year 1997, the Company earned $10,000 in revenues for professional services and $29,497 in offset billings. Operating expenses of $907,855 in fiscal year 1997 consisted primarily of outlays for selling, demonstration and general and administrative purposes. During fiscal year 1996, the Company earned $26,000 in revenues for professional services. Operating expenses of $690,424 in fiscal year 1996 consisted primarily of outlays for selling, demonstration and general and administrative purposes compared to $36,698 in the prior period.


Liquidity and Financial Resources

The Company had working capital of $5,665,509 and $538,987 as of October 31, 1999 and 1998, respectively. The Company had cash and cash equivalents of $5,496,280 and $156,468 for the same respective periods.

Liquidity has been provided primarily by fees earned from its strategic Alliance Partner, Burns & Roe, down payments on ordered PWC systems, private sales of securities and consulting fees. The Company is and will continue to be dependent upon the deposits from the sale of equipment, equipment sales, the sale of securities to and loans from private investors. It is anticipated that the Company's capital requirements for future periods will increase and future needs are anticipated to be met from the above and from cash generated from the operations of its business.

Operating capital for the year ended October 31, 1999, was primarily a result of the fees for services to its Strategic Alliance Partner, Burns & Roe. Additional revenue was provided from fees for testing and customer research and from expense offset from billing to a company for services which were not in the Company's main product line. The Company anticipates that cash generated from operations in the form of customer deposits, equipment sales, further sale of capital stock and the utilization of loan facilities, if needed will be more than sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future. This will provide the Company with the financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development, research and development, strategic alliances and ventures and/or acquisitions.

On December 29, 1998, the Company entered into a short-term loan agreement for $750,000 with the Connecticut Development Authority (CDA). The note had an interest rate of 6.55% and was due and payable within one year or the completion of a public offering, whichever comes first. The note was paid in full on September 22, 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)
--------------------------------------------------------------------------------

In the period August thru December 31,1996 the Company sold 638,917 shares of its restricted common stock to private investors at $1.50 per share for aggregate proceeds of $958,375. For each share purchased the Company issued a two year warrant to purchase one share of its common stock at $4.00 per share which was reduced to $3.50 per share and extended 1 year. As of December 31, 1999, 531,126 warrants were exercised for aggregate proceeds of $1,860,050. The remaining outstanding warrants expired.

In the period April thru June 30,1997 the Company sold 119,359 shares of its restricted common stock to private investors at $7.00 per share for aggregate proceeds of $835,513. For each share purchased the Company issued a two year warrant to purchase one share of its common stock at $12.00 per share which was reduced to $9.00 per share and will expire on June 30, 2000.

In the period April thru October 20,1999 the Company sold 696,978 shares of its restricted Series A, 8% Cumulative convertible, redeemable, preferred stock at a purchase price of $10.00 per share for aggregate proceeds of $6,969,780. For every two preferred shares purchased, the Company granted one common stock warrant exercisable at $15.00 per share. The shares are convertible into the Company's common stock, four months after the closing date, at a rate determined by dividing the purchase price per share ($10) by eighty percent of the market price per share of common stock from the average closing price for the previous five trading days. However, in no event shall the conversion price be less than $4 per share, or more than $6 per share. On September 15, 2002, the convertible preferred stock may be redeemed at the option of the Company for $10 per share, plus all accumulated and unpaid dividends. If not redeemed, the shares will automatically be converted to common shares at $5 per share, or the current market price of the common shares. The dividends shall be paid in additional convertible preferred stock, and are payable on the last business day of March, June, September, and December. In conjunction with the issuance of the preferred stock the Company issued Warrants to purchase 589,113 shares of common stock at a price of $15.00 per share. These Warrants will expire on August 31, 2001 provided the average closing bid prices of the common stock for the previous thirty trading days is $16.50 or higher. In the event the common stock is lower than $16.50 per share, the exercise period of the Warrants will be extended until the Common stock exceeds $16.50 per share for ten consecutive trading days. At that point, the Company can give the Warrant holders thirty days notice that the Warrants will expire. Should the Company choose not to cause the expiration of the Warrants sooner, they will expire on August 31, 2004. The Company incurred commissions and expenses of $585,581 in connection with this offering.

Year 2000

The Company's has not experienced any problems with its internal organization or with its critical third party relationships including customers, strategic partners, and suppliers with respect to any year 2000 issues.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
-----------------------------------------------------

Financial statements and supplementary data begin on following page.

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

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 1999, 1998 and 1997

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 1999, 1998 and 1997







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

KOSTIN, RUFFKESS & COMPANY, LLC

Certified Public Accountants

345 North Main street
West Hartford, CT 06117-2521

(860) 236-1975
Toll Free:  (800) 286-5726
FAX:  (860) 236-1783
Internet:  http://www.kostin.com

To the Board of Directors
Startech Environmental Corporation


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation as of October 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 1999 and 1998, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.





West Hartford, Connecticut
December 22, 1999


                            STARTECH ENVIRONMENTAL CORPORATION

                                Consolidated Balance Sheets

                                October 31, 1999 and 1998


                                                             1999           1998
         Assets
Current assets:
     Cash                                                $ 5,496,280    $   156,468
     Accounts receivable                                     512,066        892,473
     Inventory                                                  --          652,454
     Other current assets                                      8,903          1,366
                                                         -----------    -----------

         Total current assets                              6,017,249      1,702,761

Equipment, at cost, net of
 accumulated depreciation                                    135,383         19,573

Other assets                                                 222,186        102,114
                                                         -----------    -----------

                                                         $ 6,374,818    $ 1,824,448
                                                         ===========    ===========
     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                    $   245,574    $   692,130
     Capital lease - short-term                                8,057           --
     Note payable - short-term                                  --          100,000
     Other accrued expenses                                   98,109        371,644
                                                         -----------    -----------

         Total current liabilities                           351,740      1,163,774

Long-term liability:
     Capital lease payable                                     7,718           --
                                                         -----------    -----------

         Total liabilities                                   359,458      1,163,774
                                                         -----------    -----------
Stockholders' equity:
     Preferred stock; no par value;
         10,000,000 shares authorized;
         696,978 shares issued and
         outstanding (aggregate liquidation
         preference of $6,969,780) at October 31, 1999     6,384,199           --
     Common stock; no par value;
         800,000,000 shares authorized;
         shares issued and outstanding:
         6,905,257 at October 31, 1999 and
         6,845,965 at October 31, 1998                     2,984,219      2,708,524
     Additional paid-in capital                                  300            300
     Deficit                                              (3,353,358)    (2,048,150)
                                                         -----------    -----------

         Total stockholders' equity                        6,015,360        660,674
                                                         -----------    -----------

                                                         $ 6,374,818    $ 1,824,448
                                                         ===========    ===========


     The accompanying notes are an integral part of the financial statements






                            STARTECH ENVIRONMENTAL CORPORATION

                           Consolidated Statements of Operations

                    For The Years Ended October 31, 1999, 1998 and 1997



                                                              Year Ended October 31,
                                                              ----------------------

                                                 1999                   1998                     1997


Revenues                                     $ 2,268,964             $ 1,088,782             $    10,000

Cost of goods sold                             2,138,259                 446,222                    --
                                             -----------             -----------             -----------

Gross profit                                     130,705                 642,560                  10,000


Selling, general and administrative
  expenses                                     1,477,104               1,116,293                 907,855
                                             -----------             -----------             -----------


Loss from operations                          (1,346,399)               (473,733)               (897,855)
                                             -----------             -----------             -----------

Other income (expense):
   Interest income                               101,521                  23,664                  29,497
   Interest expense                              (33,450)                 (9,000)                 (9,000)
                                             -----------             -----------             -----------

      Total other income                          68,071                  14,664                  20,497
                                             -----------             -----------             -----------

Income tax expense                                10,864                   3,982                     550
                                             -----------             -----------             -----------

Net loss                                     $(1,289,192)            $  (463,051)            $  (877,908)
                                             ===========             ===========             ===========



Net loss per share                           $     (0.19)            $     (0.07)            $     (0.12)
                                             ===========             ===========             ===========

Average common
  shares outstanding                           6,875,999               6,887,736               6,695,316
                                             ===========             ===========             ===========




          The accompanying notes are an integral part of the financial statements






                                    STARTECH ENVIRONMENTAL CORPORATION

                          Consolidated Statements of Changes in Stockholders' Equity

                             For The Years Ended October 31, 1999, 1998 and 1997

                                                                                                         Additional
                                               Common                        Preferred                     Paid-In
                                               Shares         Amount          Shares        Amount         Capital        Deficit

Balance, October 31, 1996                    5,850,374     $   653,834            --      $      --      $       300    $  (707,191)

Shares issued for cash                         820,151       1,843,206            --             --             --             --
Stock dividends issued                         309,027            --              --             --             --             --
Shares issued during the year
   for services rendered                        39,000         103,844            --             --             --             --
Shares issued for the
   purchase of inventory                        45,000          97,722            --             --             --             --
Shares redeemed for
   Trican note receivable                      (50,000)       (100,000)           --             --             --             --
Net loss during the year
   ended October 31, 1997                         --              --              --             --             --         (877,908)
                                           -----------     -----------     -----------    -----------    -----------    -----------

Balance, October 31, 1997                    7,013,552       2,598,606            --             --              300     (1,585,099)

Shares issued during the year
   for services rendered                        34,544         109,918            --             --             --             --
Shares returned and cancelled
   as the result of a lawsuit                 (202,131)           --              --             --             --             --
Net loss during the year
   ended October 31, 1998                         --              --              --             --             --         (463,051)
                                           -----------     -----------     -----------    -----------    -----------    -----------

Balance, October 31, 1998                    6,845,965       2,708,524            --             --              300     (2,048,150)

Shares issued during the year
   for services rendered                        45,792         226,445            --             --             --
Shares issued for cash                          13,500          49,250         696,978      6,384,199           --             --
Net loss during the year
   ended October 31, 1999                         --              --              --             --             --       (1,289,192)
Dividends                                         --              --              --             --             --          (16,016)
                                           -----------     -----------     -----------    -----------    -----------    -----------

Balance, October 31, 1999                    6,905,257     $ 2,984,219         696,978    $ 6,384,199    $       300    $(3,353,358)
                                           ===========     ===========     ===========    ===========    ===========    ===========



                             The accompanying notes are an integral part of the financial statements





                                       STARTECH ENVIRONMENTAL CORPORATION

                                      Consolidated Statements of Cash Flows

                               For The Years Ended October 31, 1999, 1998 and 1997


                                                                         Year Ended October 31,
                                                                         ----------------------

                                                          1999                    1998                   1997

Cash flows from operating activities:
   Net  loss                                           $(1,289,192)           $  (463,051)           $  (877,908)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Expenses paid for through the
       issuance of common stock                            226,445                109,918                 38,844
     Depreciation                                           16,847                  1,396                   --
     (Increase) decrease in:
        Accounts receivable                                380,407               (892,473)                  --
        Prepaid expense                                       --                   65,333                   (333)
        Inventory                                          552,454               (552,454)                (2,278)
        Other current assets                                (7,537)                (1,366)                10,851
        Other assets                                      (120,072)               (53,617)               (48,497)
     Increase (decrease) in:
        Accounts payable                                  (446,556)               624,962                 39,763
        Accrued expenses                                  (289,551)               350,749                (16,367)
                                                       -----------            -----------            -----------

Net cash used in operating activities                     (976,755)              (810,603)              (855,925)
                                                       -----------            -----------            -----------

Cash flows used in investing activities:
     Purchase of equipment                                 (15,655)               (20,969)                  --
                                                       -----------            -----------            -----------

Cash flows from financing activities:
     Proceeds from preferred stock issuance              6,284,199                   --                     --
     Proceeds from common stock issuance                    49,250                   --                1,563,206
     Proceeds from notes payable                           750,000                   --                     --
     Repayment of notes payable                           (750,000)                  --                     --
     Repayment of capital lease payable                     (1,227)                  --                     --
                                                       -----------            -----------            -----------

Net cash provided by financing activities                6,332,222                   --                1,563,206
                                                       -----------            -----------            -----------

Net increase (decrease) in cash and cash
  equivalents                                            5,339,812               (831,572)               707,281

Cash and cash equivalents, beginning                       156,468                988,040                280,759
                                                       -----------            -----------            -----------

Cash and cash equivalents, ending                      $ 5,496,280            $   156,468            $   988,040
                                                       ===========            ===========            ===========



                    The accompanying notes are an integral part of the financial statements


                                                       15

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1999, 1998 and 1997



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

On January 2, 1996, Kapalua Acquisitions, Inc. changed its name to Startech Environmental Corporation. The financial statements of Startech Environmental Corporation include all of the accounts of Startech Corporation. This acquisition has been accounted for as a pooling-of-interests in the accompanying financial statements. The fiscal year end for both companies before the acquisition was October 31, and the financial statements for all periods presented have been restated to reflect the combination of the two companies.

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 1999, 1998 and 1997, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1999, 1998 and 1997



Note 1 - Summary of Significant Accounting Policies:   (Continued)
----------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The primary investments will be high quality commercial paper, U.S. Treasury Notes, and T-Bills. Regarding supplementary cash flows information, income taxes paid were $2,577 for the year ended October 31, 1999, $3,982 for the year ended October 31, 1998 and $550 for the year ended October 31, 1997. Interest paid in 1999 was $33,450. No interest was paid for the years ended October 31, 1998 and 1997. The Company also had the following non-cash transactions:

                                                                 1999
                                                                 ----

                                                                                           Shares              Amount

Common shares issued for services rendered in 1999                                         45,792          $    226,445
Preferred stock issued to repay notes payable                                              10,000               100,000
Demonstration equipment transferred from inventory to equipment                                --               100,000
Equipment acquired through capital lease                                                       --                17,002
Accrued dividends on the preferred stock                                                       --                16,016


                                                                 1998
                                                                 ----

                                                                                           Shares               Amount

Issued shares for services rendered in 1998                                                34,544          $    109,918
Shares returned and cancelled in 1998                                                  (  202,131)                   --

                                                                 1997
                                                                 ----

                                                                                           Shares                Amount

Issued shares for services rendered in 1997                                                39,000          $    103,844
Issued shares for inventory in 1997                                                        45,000                97,722
Issued shares for which cash was received in 1996                                         161,000               280,000
Shares redeemed in the collection of a note receivable in 1997                             50,000               100,000

Inventory
---------

Inventory consists of work in process, and is stated at lower of cost or market.
Cost is determined by the first-in, first-out method.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1999, 1998 and 1997



Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Equipment

Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments which extend the useful lives of the equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Other Assets
------------

Other assets consist of deposits on the purchase of office furniture, inventory and the deposit on the office lease, in 1999. Other assets consist entirely of deferred stock offering costs for 1998.

Income Taxes
------------

Income taxes consist of State taxes on capital. The Company has net operating loss carryforwards of approximately $2,771,000 expiring in various years through 2013.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Company has 2,517,839 potential common shares in 1999, and 758,276 potential common shares in 1998 and 1997 that were not used in the computation of diluted earnings per share because they would have been anti-dilutive for each of the three years ended October 31, 1999, 1998 and 1997. Subsequent to October 31, 1999, the Company had issued 569,693 additional common shares.

Off Balance Sheet Risk
----------------------

The Company had more than $100,000 in a single bank during the year. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. However, management does monitor the financial condition of the institution where these funds are invested.

Note 2 - Property, Plant and Equipment:
---------------------------------------

Equipment is summarized by major classifications as follows:

                                               1999                  1998

   Computer equipment                    $      23,250          $      6,248
   Demonstration equipment                     114,720                14,721
   Furniture and fixtures                        1,653                    --
   Vehicles                                     14,002                    --
                                         -------------          ------------

                                               153,625                20,969
   Less: accumulated depreciation               18,242                 1,396
                                         -------------          ------------
                                         $     135,383          $     19,573
                                         =============          ============

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1999, 1998 and 1997

Note 3 - Operating Lease:
-------------------------

The Company leases its office under a lease agreement that expired in September 1999. The monthly rental payments were $2,109. Rental expense, including real estate taxes for the years ended October 31, 1999, 1998 and 1997, were $28,847, $24,531 and $23,644, respectively. On December 3, 1999, the Company entered into a five year lease for its new office space. There is an option for the Company to extend the lease for a five year term with the Landlord having the option to cancel after two years. Annual non-cancelable rent payments for the next five years are as follows:

                  October 31,
                  -----------
                     2000                                      $154,183
                     2001                                       168,000
                     2002                                       173,517
                     2003                                       184,633
                     2004                                       172,792

Note 4 - Note Payable:
----------------------

The $100,000 note payable is a demand note dated September 1, 1995, with 9% interest payable to Mr. John Celantano. Mr. Celantano is a stockholder of the Company and provides both sales and professional consulting services to the Company. The note was repaid in 1999 through the issuance of 10,000 shares of convertible preferred stock. All prior accrued interest was forgiven.

On December 29, 1998, the Company entered into a short-term loan agreement for $750,000 with the Connecticut Development Authority (CDA). The note bore interest at 6.55% and was due within one year or the completion of a public offering, whichever comes first. The note was collateralized by the assets of the Company. In addition, an officer/shareholder has personally guaranteed up to 28% of the balance and another officer/shareholder has pledged 100,000 shares of his common stock of the Company. This note was paid off with proceeds from the issuance of the preferred stock.

Note 5 - Stockholders' Equity:
------------------------------

Preferred Stock
---------------

During 1999 the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. The Company incurred commissions and issuance costs of $585,581 in connection with issuance. The shares are convertible into the Company's common stock, four months after the closing date, at a rate determined by dividing the purchase price per share ($10) by eighty percent of the market price per share of common stock from the average closing price for the previous five trading days. However, in no event shall the conversion price be less than $4 per share, or more than $6 per share. On September 15, 2002, the convertible preferred stock may be redeemed at the option of the Company for $10 per share, plus all accumulated and unpaid dividends. If not redeemed, the shares will automatically be converted to common shares at $5 per share, or the current market price of the common shares. The dividends shall be paid in additional convertible preferred stock, and are payable on the last business day of March, June, September, and December. On September 30, 1999, the Company declared a dividend of $16,016.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1999, 1998 and 1997

Note 5 - Stockholders' Equity: (Continued)
------------------------------

Warrants
--------

In conjunction with the August 28, 1996, stock offering, the Company has unregistered Warrants to purchase 744,774 shares of common stock; of which 625,417 of the Warrants were initially exercisable at a price of $4.00 per share and were set to expire on December 31, 1998. At the discretion of the Company, the exercise price of these Warrants was reduced to $3.50 per share and the expiration date was extended to December 31, 1999. During 1999, 13,500 of these Warrants were exercised. An additional 119,359 Warrants were initially exercisable at a price of $12.00 per share, and were set to expire on June 30, 1999. At the discretion of the Company, the exercise price of these Warrants was reduced to $9.00 per share, and the expiration date was extended to June 30, 2000. Initially, once the Warrants were exercised, the shares were restricted for a two year period. They are now restricted for a one year period, in accordance with rule 144. The Company reserves the right to cancel or extend the Warrants once the restriction period has been satisfied and the exercised period fulfilled. The Warrants may be exercised in lots of 100 common shares or more up to the total amount of Warrants for which each investor had originally subscribed. In conjunction with the issuance of the preferred stock in 1999, the Company issued Warrants to purchase 589,113 shares of common stock at a price of $15.00 per share. These Warrants will expire on August 31, 2001, provided the average closing bid prices of the common stock for the previous thirty trading days is $16.50 or higher. In the event the common stock is lower than $16.50 per share, the exercise period of the Warrants will be extended until the common stock exceeds $16.50 per share for ten consecutive trading days. At that point, the Company can give the Warrant holders thirty days' notice that the Warrants will expire. Should the Company choose not to cause the expiration of the Warrants sooner, they will expire on August 31, 2004.

Note 6 - Non-qualifying Stock Option Plan:
------------------------------------------

In November 1995, the Company registered 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company.

The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the year ended October 31, 1997, the Company issued 145,167 stock options with an additional 34,544 stock options being issued during the year ended October 31, 1998, for services rendered. All options were immediately exercised for one share of common stock. The exercise price ranged from $.25 to $10.00 per share. The aggregate value of these services is reflected as an increase in common stock. During the year ended October 31, 1999, the Company issued 20,000 stock options, with an exercise price of $5.00 per share. On the issuance date, the market value was the same as the exercise price, therefore, no compensation expense was recorded.

Note 7 - Major Customer:
------------------------

Approximately 94 and 91 percent of revenues were derived from one major customer in 1999 and 1998, respectively.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 1999, 1998 and 1997

Note 8 - Capital Lease Obligation:
----------------------------------

During 1999, the Company entered into a capital lease obligation for computer equipment. The term of the lease is for 24 months, with principal and interest due in monthly installments of $827 at 15.3%. The equipment was capitalized at $17,002 and is being depreciated over five years. Depreciation expense for 1999 was $850 and accumulated depreciation at October 31, 1999, is $850.

             Total remaining lease payments:
                   2000                                $     9,925
                   2001                                      8,270
                                                       -----------
                                                            18,195
             Less: unamortized interest                      2,420
                                                       -----------
                                                            15,775
             Less:  current portion                          8,057
                                                       -----------
                                                       $     7,718
                                                       ===========

Note 9 - Fair Value of Financial Instruments:
---------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and other current assets are carried in the accompanying balance sheet at cost, which is a reasonable estimate of their fair value. Accounts payable, notes payable and accrued expenses are also carried at cost, which is a reasonable estimate of their fair value.

                                           Carrying              Estimated
                                            Amount               Fair Value

ASSETS:
     Cash                                $ 5,496,280           $ 5,496,280
     Accounts receivable                     512,066               512,066

LIABILITIES:
     Accounts payable                        245,574               245,574
     Capital lease payable                    15,775                15,775
     Accrued expenses                         98,109                98,109

Note 10 - Commitments:
----------------------

The Company has committed to purchase new furniture and equipment and inventory in the amount of $452,691. At October 31, 1999, the Company had made deposits on these purchases in the amount of $175,061, which is included on the balance sheet under other assets. In addition, the Company has an agreement with certain individuals for the use of certain patents. The agreement provides for monthly payments of $1,000 and has no expiration date.

                                    PART III



Note: The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K) since the Company is filing with the Commission (by no later than February 28, 2000), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company, expected to be held on February 25, 2000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
--------  ----------------------------------------------------------------

(a) (1) Financial Statements
        --------------------

     The financial statements are listed below and included under Item 8, are filed as part of this report.

     Report of Independent Auditors

     Consolidated balance sheet at October 31, 1999 and October 31, 1998

     Consolidated statement of operations for each of the three years in the period ended October 31, 1999

     Consolidated statement of changes in stockholder's equity for each of the three years in the period ended October 31,1999

     Consolidated statement of cash flows for each of the three years ended October 31, 1999.

     Notes to the consolidated financial statements

   (2) Financial Statement Schedules
       -----------------------------

     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     (3) Exhibits
         --------

Exhibit
  No.                      Description

 3(i).            Articles of Incorporation of the Company
                  ----------------------------------------
                  (incorporated by reference as Exhibit 1.1 to the Registrant's Registration Statement

 3(ii).           Bylaws of the Company
                  ---------------------
                  (incorporated by reference to Exhibit 1.7 to the Registrant's Registration Statement on Form 10, SEC File No. 0-25312).

 4.               Instruments defining the rights of security
                  -------------------------------------------
                  holders, including indentures
                  -----------------------------

                  None

 9.               Voting Trust Agreement
                  ----------------------

                  None

10.               Material contracts
                  ------------------

                  Acquisition Agreement between the
                  Registrant and Startech.
                  (incorporated by reference to Exhibit
                  10.3 to the Registrant's Form 8-K dated
                  August 25, 1995, SEC File No. 0-25312).

11.               Statement re computation of per share earnings
                  ----------------------------------------------
                  Not applicable

12.               Statement re computation of ratios
                  ---------------------------------
                  None

13.               Annual report to security holders
                  ---------------------------------
                  Not applicable

16.               Letter re change in certifying accountant
                  -----------------------------------------
                  Incorporated by reference to the Registration
                  Form 8-K filed on January 28, 1997

18.               Letter re change in accounting principles
                  -----------------------------------------
                  None

    --------------------

19.               Report furnished to security holders
                  ------------------------------------
                  None

21.               Subsidiaries of the registrant
                  ------------------------------
                  Startech Corporation, a wholly owned subsidiary

22.               Published report regarding matters
                  -----------------------------------
                  submitted to vote of security holders
                  -------------------------------------
                  Not applicable

23.               Consent of experts and counsel
                  ------------------------------
                           Consent of Kostin, Ruffkess & Company, LLC

24.               Power of attorney
                  -----------------
                  Not applicable

27.               Financial Data Schedule
                  ------------------------
                  Filed herein

28.               Information from reports furnished to state
                  -------------------------------------------
                  insurance agencies
                  ------------------
                  None

29.               Additional Exhibits
                  -------------------
                  Nonqualifying Stock Option Plan
                  (incorporated by reference as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 33-99790).

         (b)      Reports on FORM 8-K
                  --------------------
                  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                  On January 28, 1997, the Company filed a report on Form 8-K to announce that it replaced the accounting firm of Robert Moe & Associates, P.S. as a result of engaging Kostin, Ruffkess & Company, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of January, 2000.

                                              STARTECH ENVIRONMENTAL CORPORATION
                                              (Registrant)


                                            BY:  /S/ Joseph F. Longo
                                                 -------------------------------
                                                 Joseph F. Longo
                                                 CEO, President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 26th day of January 2000.


SIGNATURES                           TITLE                          DATE
----------                           -----                          ----


/S/ Joseph F. Longo        Chairman of the Board of Directors,
------------------------   CEO, President and Treasurer
Joseph F. Longo                                                 January 26, 2000



/S/ Leonard V. Knap        Member of the Board of Directors,
------------------------   Senior Vice President
Leonard V. Knap                                                 January 26, 2000


/S/ Kevin M. Black         Member of the Board of Directors,
------------------------   Corporate Secretary,
Kevin M. Black             Senior Vice President,
                           General Counsel                      January 26, 2000