Form 10-Q
period 2000-01-31
STARTECH ENVIRONMENTAL CORP
filed 2000-03-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended - January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

                         15 Old Danbury Road, Suite 203
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

                                 YES X   NO ____


Securities registered pursuant to Section 12(g) of the Act:

         Title of each class               Outstanding at March 9, 2000
         -------------------               ----------------------------

       Common Stock - No Par                        7,558,278

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Balance Sheet - January 31, 2000
         and 1999                                                           3

         Statement of Operations for the quarters ended
         January 31, 2000 and 1999                                          4

         Statement of Cash Flows for the quarters ended
         January 31, 2000 and 1999                                          5

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7-8

PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                         9
         Item 2.  Changes in Securities                                     9
         Item 3.  Defaults Upon Senior Securities                           9
         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                         10
         Item 5.  Other Information                                        10
         Item 6.  Exhibits and Reports on Form 8-K                         10

SIGNATURE                                                                  10
---------


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       STARTECH ENVIRONMENTAL CORPORATION
                                  BALANCE SHEET


                                                       January 31,    January 31,
ASSETS                                                     2000           1999
                                                       -----------    -----------
Current Assets:
         Cash and cash equivalents                     $ 6,409,171    $   539,328
         Accounts Receivable                               835,066      1,063,438
         Inventory                                          24,347        330,385
         Other current assets                               44,146         22,869
                                                       -----------    -----------

                 Total Current Assets                  $ 7,312,730      1,956,020

         Property & Equipment                              651,645         18,346

         Other Assets                                       49,625        136,200
                                                       -----------    -----------
                                                       $ 8,014,000    $ 2,110,566
                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                              $   195,574    $ 1,235,329
         Notes payable - short term                              0        100,000
         Capital Lease                                      15,775              0
         Other accrued expenses                            242,287        109,174
                                                       -----------    -----------

                  Total Current Liabilities            $   453,636    $ 1,444,503

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         668,998 shares issued and outstanding         $ 5,526,530    $         0

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         7,516,454 at January 31, 2000 and
         6,845,965 at January 31, 1999                   5,816,631      2,708,524
         Additional paid-in capital                            300            300
         Accumulated deficit Net Income (loss)          (3,783,097)    (2,042,761)
                                                       -----------    -----------

                Total Stockholders' (deficit) equity   $ 7,560,364    $   666,063

                                                       $ 8,014,000    $ 2,110,566
                                                       ===========    ===========

                        See notes to financial statements

                                       3

                       STARTECH ENVIRONMENTAL CORPORATION
                             STATEMENT OF OPERATIONS


                                              Quarter Ended      Quarter Ended
                                             January 31, 2000   January 31, 1999
                                             ----------------   ----------------

Revenue                                        $   598,000         $ 1,048,246

Cost of Sales                                      239,007             785,569
                                               -----------         -----------

Gross Profit                                   $   358,993         $   262,677

Operating Expenses
     Selling expense                               123,114              39,585
     General and administrative expense            566,898             234,408
                                               -----------         -----------

Total Operating Expense                            690,012             273,993

Gain(Loss) from Operations                     $  (331,019)        $   (11,316)


Other income (expense):
     Interest income                                47,634              16,955
     Other income                                    3,500                   0
                                               -----------         -----------

     Total other income (expense)                   51,134              16,955

 Income tax expense                                  1,750                 250
                                               -----------         -----------

Net Income(Loss)                               $  (281,635)        $     5,389
                                               ===========         ===========


Net Gain(Loss) per share                       $     (0.04)        $      0.00
                                               ===========         ===========

Weighted average common
shares outstanding                               7,304,058           6,857,196
                                               ===========         ===========



                        See notes to financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                             STATEMENT OF CASH FLOWS


                                              Quarter Ended      Quarter Ended
                                             January 31, 2000   January 31, 1999
                                             ----------------   ----------------

Cash flows from operating activities:
Net Income (Loss)                              $  (281,635)       $     5,389
Depreciation                                         1,226              1,226
(Increase) decrease in Accts. Rec'v               (323,001)          (170,965)
(Increase) decrease in Inventory                   (24,347)           322,070
(Increase) decrease in other current assets        (35,241)           (21,503)
(Increase) decrease in other assets                172,560                  0
Increase(Decrease) in Accounts Payable             (85,000)           200,556
Increase (Decrease) in Accrued Expense             179,178             80,174
                                               -----------        -----------


Net cash used in operating activities          $  (396,260)       $   416,947

Cash flows used in investing activities:
Purchase of Equipment                             (395,000)                 0
Purchase of Furniture&Fixtures                     (91,088)                 0
Leasehold Improvements                             (31,401)                 0
Patents                                                  0             (3,000)
Stock Offering                                           0            (31,086)
                                               -----------        -----------

Net cash used by Investing activities          $  (517,489)       $   (34,086)


Cash flows from financing activities:
Proceeds from Common Stock  Issuance                10,000                  0
Preferred Stock  Issuance                          149,121                  0
Proceeds from additional paid-in capital         1,815,622                  0
Preferred Stock Dividend                          (148,104)                 0
                                               -----------        -----------

Net cash provided by financing activities      $ 1,826,640        $         0

Net increase (decrease) in cash                $   912,891        $   382,861

Cash at beginning of period                    $ 5,496,280        $   156,467

Cash and cash equivalents at end of period     $ 6,409,171        $   539,328



                        See note to financial statements

                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1. Basis of Presentation

STARTECH Environmental Corporation (the "Company") is engaged in the commercialization and continued development of an innovative processing technology for the recovery, recycling, reduction and remediation of hazardous and nonhazardous waste materials.

Net profit (loss) per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents, which consist of stock which may be issuable upon exercise of outstanding stock options and warrants, have been excluded from the weighted average number of common shares since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net profit (loss) for the period ending January 31, 2000.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1999 which are included in the Company's annual report on form 10-K for the period ended October 31, 1999. The results of operations for the quarter ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.



Note 2. Equity Transactions

The company received $1,860,050 in warrant monies applicable to a previous private placement dated December 31, 1996. The company issued 531,126 common stock shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Result of Operations
--------------------


For the three months ended January 31, 2000, the Company reported revenues from operations of $598,000, compared to $1,048,246 for the three months ended January 31, 1999.

The Company's selling and administrative expenses of $690,012 were comprised of operating costs, salaries and moving expenses. The increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers and other professionals preparing its technologies for sale, and moving expenses associated with our new expanded corporate headquarters located at 15 Old Danbury Road, Suite 203, Wilton, CT 06897. The move was completed on December 15, 1999. As a result of these activities, the Company had a first quarter loss of $281,635, a decrease from an operating profit of $5,389 for the same period 1999.

Dividend expenses of $148,104 was declared during the first quarter 2000 relating to the Series A 8.00% Cumulative Preferred Stock.


Liquidity and Capital Resource
------------------------------

Net cash used by operating activities of ($396,360) related primarily to the Company's $281,635 net loss for the 1st quarter. The Company however had a net working capital surplus of $6,409,171, an increase of $5,869,843 from January 31, 1999. The increase in the working capital was principally the result of an increase in financing activities through the warrants that were exercised at $3.50 per share and the recent convertible preferred that was issued on October 20, 1999.

The Company believes its existing cash, together with projected cash flows from operations and the availability of future equity and debt offerings, will be sufficient to meet the Company's cash requirements in 2000.

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


General
-------

Startech is an environmental technology corporation engaged in the commercialization and continued development of its Plasma Waste Converter(TM)
(PWC) systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes including radioactive wastes.

The Startech Plasma Waste Converter is a closed-loop recycling system that converts materials formerly regarded as hazardous wastes into useful commodity products. The hazardous waste can be organic and inorganic, in the form of a gas, liquid, and solids or any combination thereof. Waste volume reductions higher than 300 to 1 have been demonstrated. Depending on the waste processed, the principal commodities produced by the system are a synthetic gas called PCG (Plasma Converted Gas)(TM), metals, and an obsidian-like inert silicate stone. The PCG can be used as a chemical feed stock to produce polymers and other common industrial products, as a fuel to produce electricity, as a fuel source for fuel cells, as a heating plant fuel to reduce the cost and reliance on fossil fuels, and in desalinization applications to produce fresh water for irrigation and drinking. The metals can be employed in the metallurgical industry. The stone silicates can be employed in the abrasives industry, and as an aggregate material for construction industry applications.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1. LEGAL PROCEEDINGS.

The company and certain of its officers, and past officers, individually and corporately, are defendants in litigation brought in Bridgeport, Connecticut, USA Federal Court in February 1998 by John Easton of Canada. The proceedings are still in the discovery stage. The company will vigorously contest the matter. The company intends to file a counter claim against Mr. Easton in the matter.

On December 19, 1997 the Company brought suit in Federal Court, District of Connecticut, seeking a preliminary injunction to enforce a Non-disclosure and Non-compete provisions within four Distributorship Agreements executed by David Ivey in his personal capacity and in his capacity as a corporate officer for these four companies. The Company believed that Mr. Ivey had plans to use the information provided by the Company to him in his capacity as a Distributor to gain knowledge of the Company's confidential information. After being sued by the Company, Mr. Ivey has now filed a counterclaim claiming that the Company misrepresented certain material facts surrounding its technology and its ability to produce its product. While the Company is confident that it will prevail on the merits and believes that the claims by Mr. Ivey are vexatious in nature, there can be no guarantee of success until the case is resolved. The claims made by both parties have been referred for binding arbitration before the American Arbitration Association. The action is in its preliminary stages of those proceedings. At the present time there is an agreement between the parties to withdraw the action with prejudice without costs to either side. That agreement is pending court approval and the company expects it to be approved.


ITEM 2. CHANGE IN SECURITIES.

No constituent instruments defining the rights of the holders of any class of registered securities of the Registrant have been materially modified. No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities. There are no working capital restrictions or other limitations upon the payment of dividends except as reported in the Registrant's FORM 10 and 10K dated October 31, 1999.


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

None were filed for the quarter ended January 31, 2000.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARTECH ENVIRONMENTAL CORPORATION



Date: March 14, 2000                        By: /S/ Joseph F. Longo
--------------------                        -----------------------
                                            Joseph F. Longo
                                            President