Form 10-Q
period 2000-04-30
STARTECH ENVIRONMENTAL CORP
filed 2000-06-13
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

                                  YES X NO ____

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class             Outstanding at June 12, 2000
         -------------------             ----------------------------

        Common Stock - No Par                     7,715,292

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

         Independent Auditors review letter                                 3

         Balance sheets - April 30, 2000 and October 31, 1999               4

         Statements of operations for the three months and six months
         Ended April 30, 2000 and 1999                                      5

         Statements of cash flows for the six months ended
         April 30, 2000 and 1999                                            6

         Notes to Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-12

PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                        13
         Item 2.  Changes in Securities                                    14
         Item 3.  Defaults Upon Senior Securities                          14
         Item 4.  Submission of Matters to a Vote of
                   Security Holders                                        14
         Item 5.  Other Information                                        14
         Item 6.  Exhibits and Reports on Form 8-K                         14

SIGNATURE                                                                  14
---------

KOSTIN
RUFFKESS                           West Hartford o New London
& COMPANY, LLC

To the Board of Directors
Startech Environmental Corporation



                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


We have reviewed the accompanying balance sheet, and the related statements of operations, and cash flows of Startech Environmental Corporation as of April 30, 2000 and for the three-month and six months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Kostin Ruffkess & Company, LLC
----------------------------------
Kostin Ruffkess & Company, LLC


West Hartford, Connecticut
June 12, 2000


                 Leading Edge Alliance * Kreston International
               American Institute of Certified Public Accountants
            Private Companies Practice Section * SEC Practice Section
              Connecticut Society of Certified Public Accountants
                         An Equal Opportunity Employer



                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------
                        ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 STARTECH ENVIRONMENTAL CORPORATION
                                           BALANCE SHEET

                                                                         (unaudited)     (audited)
                                                                          April 30,     October 31,
ASSETS                                                                      2000            1999
                                                                         -----------    -----------
               Current assets:
         Cash and cash equivalents ...................................   $ 6,013,967    $ 5,496,280
         Accounts receivable .........................................       835,066        512,066

         Inventory ...................................................       423,706           --
         Other current assets ........................................        64,978          8,903
                                                                         -----------    -----------

                  Total current assets ...............................     7,337,717      6,017,249

         Property & equipment, net ...................................       307,067        135,383

         Other assets ................................................        47,125        222,186
                                                                         -----------    -----------
                  Total assets .......................................   $ 7,691,909    $ 6,374,818
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
               Current liabilities:
         Accounts payable ............................................   $   110,927    $   245,574
         Capital Lease ...............................................        16,454          8,057
         Other accrued expenses ......................................       452,287         98,109
                                                                         -----------    -----------
                  Total Current liabilities ..........................       579,668        351,740

                  Long-term liability:
         Capital lease payable .......................................        21,488          7,718
                                                                         -----------    -----------

                  Total liabilities ..................................       601,156        359,458
                                                                         -----------    -----------

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized;
         Shares issued and outstanding: 643,709 at April 30,
         2000 and 696,978 (aggregate liquidation preference of
         $6,437,090) at April 30, 2000; 696,978 (aggregate liquidation
         preference of $6,969,780) at October 31, 1999 ...............     5,340,658      6,384,199


         Common stock, no par value,
         800,000,000 shares authorized;
         Shares issued and outstanding:
         7,587,689 at April 30, 2000 and
         6,905,257 at October 31, 1999 ...............................     6,350,439      2,984,219
         Additional paid-in capital ..................................           300            300
         Accumulated deficit .........................................    (4,600,644)    (3,353,358)
                                                                         -----------    -----------

                Total stockholders' equity ...........................     7,090,753      6,015,360
                                                                         -----------    -----------
                Total liabilities and stockholders' equity ...........   $ 7,691,909    $ 6,374,818
                                                                         ===========    ===========


                                  See notes to financial statements

                                                 4

                                       STARTECH ENVIRONMENTAL CORPORATION
                                             STATEMENT OF OPERATIONS
                                                   (UNAUDITED)


                                                      Quarter Ended    Quarter Ended   Six Months Ended  Six Months Ended
                                                      April 30, 2000   April 30, 1999   April 30, 2000    April 30, 1999
                                                      --------------   --------------   --------------    --------------

Revenue ..........................................     $   250,000      $   597,533      $   848,000      $ 1,645,780

Cost of sales ....................................         169,879          528,057          408,886        1,313,626
                                                       -----------      -----------      -----------      -----------

Gross profit .....................................          80,121           69,476          439,114          332,154
                                                       -----------      -----------      -----------      -----------

Operating expenses
     Selling expense .............................         218,463           18,662          341,577           58,247
     General and administrative expense ..........         679,068          323,004        1,245,966          557,413
                                                       -----------      -----------      -----------      -----------

Total operating expense ..........................         897,531          341,666        1,587,543          615,660
                                                       -----------      -----------      -----------      -----------

Loss from operations .............................        (817,410)        (272,190)      (1,148,429)        (283,506)
                                                       -----------      -----------      -----------      -----------

Other income (expense):
         Interest income .........................         109,402            7,698          160,537           24,654
                                                       -----------      -----------      -----------      -----------

Loss before Income Taxes .........................        (708,008)        (264,492)        (987,892)        (258,852)
                                                       -----------      -----------      -----------      -----------

Income tax expense ...............................           5,020                0            6,770              250
                                                       -----------      -----------      -----------      -----------

Net loss .........................................     $  (713,028)     $  (264,492)     $  (994,662)     $  (259,102)
                                                       ===========      ===========      ===========      ===========


Net loss per share ...............................     $     (0.09)     $     (0.04)     $     (0.13)     $     (0.04)
                                                       ===========      ===========      ===========      ===========

Weighted average common
shares outstanding ...............................       7,560,655        6,881,760        7,341,373        6,881,760
                                                       ===========      ===========      ===========      ===========


                                        See notes to financial statements

                                                       5


                             STARTECH ENVIRONMENTAL CORPORATION
                                   STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                            Six Months Ended  Six Months Ended
                                                             April 30, 2000    April 30, 1999
                                                             --------------    --------------
Cash flows from operating activities:
Net income (Loss) .........................................   $  (994,662)       $  (259,102)
Adjustments to reconcile net income to net cash provided
By operating activities:
Depreciation ..............................................        24,193              2,453
Expenses paid through the issuance of common stock ........        90,530                  0
(Increase) decrease in accts. receivable ..................      (323,000)           294,312
(Increase) decrease in inventory ..........................      (423,706)           424,166
(Increase) decrease in other current assets ...............       (56,075)           (73,662)
(Increase) decrease in other assets .......................       175,061                  0
Increase(decrease) in accounts payable ....................      (134,647)          (381,717)
Increase (decrease) in accrued expense ....................       354,178           (338,644)
                                                              -----------        -----------

Net cash used in operating activities .....................    (1,288,128)          (332,194)
                                                              -----------        -----------

Cash flows used in investing activities:
Capital expenditures ......................................      (165,701)                 0
Stock offering cost .......................................             0             65,010
                                                              -----------        -----------

Net cash used by investing activities .....................      (165,701)            65,010
                                                              -----------        -----------


Cash flows from financing activities:
Decrease in capital leases ................................        (8,009)                 0
Proceeds from notes payable-short term ....................             0            750,000
Proceeds from common stock issuance .......................     1,979,525                  0
                                                              -----------        -----------

Net cash provided by financing activities .................     1,971,516            750,000
                                                              -----------        -----------

Net increase (decrease) in cash ...........................       517,687            482,816
Cash at beginning of period ...............................     5,496,280            156,467
                                                              -----------        -----------

Cash and cash equivalents at end of period ................   $ 6,013,967        $   639,283
                                                              ===========        ===========


                              See notes to financial statements

                                             6

                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (collectively referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position, results for the six month ended April 30, 2000 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1999 which are included in the Company's annual report on form 10-K for the period ended October 31, 1999.

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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net profit (loss) for the three month and six month period ending April 30, 2000.

Note 2 - Capital Lease Obligation:

The Company has entered into capital lease obligations for computer and telephone equipment. The term of the leases range from 36 to 39 months, with principal and interest due in aggregate monthly installments of $2,943 at interest rates ranging from 10.6% to 16.3%. The equipment was capitalized at $47,178 and is being depreciated over five years. Depreciation expense for the six months ended April 30, 2000 was $3,829 and accumulated depreciation for the six months ended was $4,254.

Note 3. Equity Transactions

For the three months ended April 30, 2000, a consultant for the Company exercised 10,000 options at $5.00 per share. The company received $50,000 in cash and the consultant has 10,000 options remaining to exercise at $5.00 per share these options are set to expire on March 9, 2001.

For the three months ended April 30, 2000, the Company issued 12,543 additional common stock shares relating to warrants being exercised at $9.00 per share. Total proceeds received were $112,887. These warrants are related to a previous private placement dated June 30, 1997. These warrants are set to expire on June 30, 2000.

For the three months ended April 30, 2000 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $104,519 which represented 10,451 preferred shares. For the six months ended April 30, 2000 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $252,624 which represented 25,261 preferred shares.

Note 4. Cash Flow

During the six months ended April 30, 2000 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.

                    Six months ended April 30, 2000 and 1999
                    ----------------------------------------

                                                         April 30,     April 30,
                                                            2000         1999
                                                         ---------     ---------

Common shares for services rendered                     $   90,530             0
Preferred stock dividend                                   252,624             0
Fixed assets financed through capital leases                30,176             0
Series A convertible preferred shares converted
     to common shares                                    1,043,542             0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Result of Operations
--------------------


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes appearing at the end of this prospectus. Our discussion contains forward-looking statements our based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

For the six months ended April 30, 2000, approximately 100% of our revenue was generated by sales to customers located outside the United States. We believe that international sales will continue to account for a significant portion of our sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

Substantially all of our revenue and costs from government contracts are subject to audit under various federal statutes. In December 1999 an audit was conducted with the DCAA (Greater Connecticut branch office) in conjunction with the US Army Chemical and Biological Defense Command. With the successful completion of this audit we are currently awaiting final payment from our prime contractor Burns & Roe for two invoices totaling $483,189 and we expect to be receiving payment from Burns and Roe in the near future.

Comparison of three months ended April 30, 1999 and 2000

Revenues. Our total revenues were $250,000 for the three months ended April 30, 2000, as compared to $597,533 for the same period in 1999, a decrease of $347,533 or 58.2%. Our decrease in revenue was due to the fact that in the 1999 period we were completing an Army contract, which represented 98% of our revenue in that period, whereas we had no Army contract revenue for the three months, ended April 30, 2000.

Gross Profit. Our gross profit was $80,121 for the three months ended April 30, 2000 an increase of $10,645 or 15.3% from the same period in 1999. Our gross margins on revenue were 32% for the three months ended April 30, 2000. In the similar period for 1999 the gross margins on revenues was 11.6%. The improved gross profit margins for the period ended April 30, 2000 were attributable to revenues earned and associated costs from distributorship fees and consulting agreements, while for the period ended April 30, 1999 lower gross profit margins resulted mainly from the higher than expected actual costs relating to the Assemble Chemical Weapons Assessment Army (ACWA) project.

General and administrative expenses. Our general and administrative expenses for the three months ended April 30, 2000 were $703,261, up $380,257, or 117%, from the same period in 1999. The increase is due to a higher level of salaries as a result of hiring additional personnel to support our growth, occupancy expenses, professional services fees and insurance expenses.

Selling Expenses. Our selling expenses for the three months ended April 30, 2000 were $218,463, an increase of $199,801, or 1,070%, from the similar period 1999. The increase is due to higher consulting services, travel costs, printing and material costs relating to marketing of the product, plus customer demonstrations and marketing relating to efforts at the Aberdeen Proving Grounds.

Interest income. Our interest income for the three months ended April 30, 2000 was $109,402, as compared to $7,698 in the similar period 1999 an increase of 1,321%. The increase is due to higher cash balances as a result of the recently completed preferred private placement dated October 20, 1999, and higher interest rates earned on the investments.

Income taxes. Income taxes for the three months ended April 30, 2000 were $5,020 as compared with $0 in the similar period 1999. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have tax loss carry forwards of $4.2 million to offset against future profits.


Liquidity and Capital Resource
------------------------------

As of April 30, 2000, we had cash of $6,013,967 and working capital of $6,758,049. During the quarter ended April 30, 2000, our cash decreased by $395,204. This was primarily due to the issuance of additional common stock and proceeds from warrants and options, offset by purchases of fixed assets and cash utilized in operating activities of the Company which was approximately $567,733.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the three months ended April 30, 2000 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $104,519 which represented 10,451 preferred shares. For the six months ended April 30, 2000 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $252,624 which represented 25,261 preferred shares.

We believe that cash generated from operations, our current cash balances, and other sources of capital, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 24 months.

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


General
-------

Startech is an environmental technology corporation engaged in the commercialization and continued development of its Plasma Waste Converter TM
(PWC) systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes including radioactive wastes.

The Startech Plasma Waste Converter is a closed-loop recycling system that converts materials formerly regarded as hazardous wastes into useful commodity products. The hazardous waste can be organic and inorganic, in the form of a gas, liquid, and solids or any combination thereof. Waste volume reductions higher than 300 to 1 have been demonstrated. Depending on the waste processed, the principal commodities produced by the system are a synthetic gas called PCG (Plasma Converted Gas) TM, metals, and an obsidian-like inert silicate stone. The PCG can be used as a chemical feedstock to produce polymers and other common industrial products, as a fuel to produce electricity, as a fuel source for fuel cells, as a heating plant fuel to reduce the cost and reliance on fossil fuels, and in desalinization applications to produce fresh water for irrigation and drinking. The metals can be employed in the metallurgical industry. The stone silicates can be employed in the abrasives industry, and as an aggregate material for construction industry applications.

Recent Developments
-------------------

On April 27, 2000 The Company filed a S-1 for the registration of 50% of the Series A Convertible Preferred Stock, and to register the underlying common shares related to the Series A preferred stock, warrants, and Class A warrants. The Company has filed a registration statement with the Securities and Exchange Commission and has received its first comments from the SEC. The Company is preparing to respond to the comments, and will file an amended S-1 registration statement shortly.

On April 27, 2000 the Company announced the appointment of Forest W. Liang Ph.D. as the Director of Research and Development. His principal efforts will be focused on the Company's product development and in its domestic and international marketing activities.

On March 23, 2000 the Company signed a strategic alliance agreement with Skidmore, Owings and Merrill LLP (SOM) that calls for SOM participation with the Company in the design and construction of urban Plasma Waste Converter Resource Recovery Centers. In addition to the agreement SOM will play a role in selling PWC systems and securing PWC-based contracts.

On March 16, 2000 the Company entered into a contract with Unistar Energy, LLC to produce and demonstrate its first full-scale commercial new product called StarCell. This membrane will be used to separate the hydrogen from the Plasma Converted Gas.

The Company announced on February 23, 2000 that it has begun manufacturing 5 industrial-size Plasma Waste Converters. Three of these units will be 5-tons per day systems, while two of these units will be 10-ton per day systems.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1. LEGAL PROCEEDINGS.

     Startech, Joseph Longo, John Watts (former Startech CFO) and Kevin Black, both in their capacity as officers and personally, are defendants in litigation currently pending in the U.S. District Court for the District of Connecticut. The claims against Mr. Black, personally, have been dismissed by the court and are no longer pending. The lawsuit was filed by John Easton of Canada. The complaint demands payment of 475,000 shares of our common stock, for commissions and/or fees for services rendered to us to acquire the funds needed to consummate the reverse acquisition, that occurred on November 17, 1995, of Startech Corporation by Kapalua Acquisitions, Incorporated (since renamed to Startech Environmental Corporation). Shortly after the above action was filed, Mr. Easton's two sons, Dexter Easton and Spencer Easton, commenced an additional action against us for our refusal to lift a restrictive legend on stock issued to them at the time of the reverse acquisition. They demand that we remove the restrictive legend from 27,508 shares. The two actions were joined as they arise from the same fact pattern and transaction. An oral settlement in principal between the parties was reached at a mandatory settlement conference that took place on May 26, 2000 before the Honorable Holly Fitzsimmons, Magistrate-Judge at the U.S. District Court in Bridgeport, CT. The principal terms of the settlement call for the removal of the restrictive legend from 27,508 shares of Startech common stock held by Spencer and Dexter Easton and the issuance of 172,492 shares of Startech common stock that had previously been fully paid for by John Easton. John Easton will also receive 25,000 unregistered stock options priced at $10.00 per share exercisable after three years from the date the Agreement is executed. The sale of all of the 200,000 shares subject to this agreement, excluding the stock options, will be controlled by a restrictive liquidation clause limiting the number of shares that may be sold during specific time periods. It will take a minimum of 20 months for all the shares to be sold assuming they are sold at the maximum allowable rate. While the principal terms of the settlement have been agreed upon, the parties must still negotiate and agree upon the remaining details and execute a complete settlement agreement.



     On December 19, 1997 we brought suit in Federal Court, District of Connecticut, seeking a preliminary injunction to enforce a Non-disclosure and Non-compete provisions with respect to four Distributorship Agreements executed by David Ivey in his personal capacity and in his capacity as a corporate officer for these four companies. This lawsuit is no longer pending against Startech as the Federal District Court entered a Stipulation of Judgment of Dismissal with Prejudice in this suit on March 15, 2000. The Stipulation was entered into without costs to either party.

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

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None were filed for the quarter ended April 30, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STARTECH ENVIRONMENTAL CORPORATION


Date:  June 13, 2000                       By: /S/ Joseph F. Longo
       -------------                       -----------------------
                                           Joseph F. Longo
                                           Chief Executive Officer, President,
                                           Chief Financial Officer