Form 10-Q
period 2000-07-31
STARTECH ENVIRONMENTAL CORP
filed 2000-09-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------    -------------------------

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

                                  YES X NO
                                     ---  ---

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                       Outstanding at August 31, 2000
     -------------------                       ------------------------------

    Common Stock - No Par                                 7,894,597

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

       Independent Auditors review letter                                   3
         Balance sheets - July 31, 2000 and October 31, 1999                4

         Statements of operations for the three months and nine months
         Ended July 31, 2000 and 1999                                       5

         Statements of cash flows for the nine months ended
         July 31, 2000 and 1999                                             6

         Notes to Financial Statements                                      7-9

Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                         13

SIGNATURE                                                                   14
---------

KOSTIN                                              345 North Main Street
RUFFKESS                                            West Hartford, CT 06117
& COMPANY, INC          West Hartford o New London
                                                    Main Line:    (860) 236-1975
                                                    Toll Free:    (800) 286-KRCO
                                                    Fax:          (860) 236-1783
                                                    Web:          www.kostin.com


[GRAPHIC OMITTED]






To the Board of Directors
Startech Environmental Corporation



                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


We have reviewed the accompanying balance sheet, and the related statements of operations, and cash flows of Startech Environmental Corporation as of July 31, 2000 and for the three-month and nine months then ended. These financial statements are the responsibility of the company's management.

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



West Hartford, Connecticut
September 13, 2000



Leading Edge Alliance o Kreston International o American Institute of Certified Public Accountants o Private Companies Practice Section o SEC Practice Section o Connecticut Society of Certified Public Accountants An Equal Opportunity Employer



                                     PART I - FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                   STARTECH ENVIRONMENTAL CORPORATION
                                              BALANCE SHEET


                                                                             (unaudited)    (audited)
                                                                               July 31,     October 31,
ASSETS                                                                           2000          1999
                                                                             -----------    -----------
                  Current assets:
         Cash and cash equivalents .......................................   $ 5,542,105    $ 5,496,280
         Accounts receivable .............................................       842,821        512,066
         Inventory .......................................................       884,812           --
         Other current assets ............................................        12,390          8,903
                                                                             -----------    -----------

                  Total current assets ...................................     7,282,128      6,017,249

              Property & equipment, net ..................................       335,626        135,383

              Other assets ...............................................        47,125        222,186
                                                                             -----------    -----------
                  Total assets ...........................................   $ 7,664,879    $ 6,374,818
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
                  Current liabilities:
         Accounts payable ................................................   $   541,152    $   245,574
         Capital Lease, current portion ..................................        23,435          8,057
         Other accrued expenses ..........................................       550,889         98,109
                                                                             -----------    -----------
                  Total Current liabilities ..............................     1,115,476        351,740

                  Long-term liability:
         Capital lease payable, net of current portion ...................        16,672          7,718
                                                                             -----------    -----------

                  Total liabilities ......................................     1,132,148        359,458
                                                                             -----------    -----------

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized;
         Shares issued and outstanding: 593,978 at July 31,
         2000, (aggregate liquidation preference of
         $5,939,780 at July 31, 2000; 696,978 (aggregate liquidation
         preference of $6,969,780) at October 31, 1999 ...................     5,473,732      6,384,199

         Common stock, no par value,
         800,000,000 shares authorized;
         Shares issued and outstanding:
         7,894,597 July 31, 2000 and
         6,905,257 at October 31, 1999 ...................................     6,444,596      2,984,219
         Additional paid-in capital ......................................     1,742,745            300
         Accumulated deficit .............................................    (7,128,342)    (3,353,358)
                                                                             -----------    -----------

                Total stockholders' equity ...............................     6,532,731      6,015,360
                                                                             -----------    -----------
              Total liabilities and stockholders' equity .................   $ 7,664,879    $ 6,374,818
                                                                             ===========    ===========
                                    See notes to financial statements

                                                    4




                                               STARTECH ENVIRONMENTAL CORPORATION
                                                     STATEMENT OF OPERATIONS
                                                           (UNAUDITED)


                                                                                                   Nine Months    Nine Months
                                                                    Quarter Ended  Quarter Ended      Ended          Ended
                                                                    July 31, 2000  July 31, 1999  July 31, 2000  July 31, 1999
                                                                     -----------    -----------    -----------    -----------

Revenue ..........................................................   $   239,607    $   591,092    $ 1,087,607    $ 2,236,873

Cost of sales ....................................................       128,469        533,066        537,355      1,846,692
                                                                     -----------    -----------    -----------    -----------

Gross profit .....................................................       111,138         58,026        550,252        390,181
                                                                     -----------    -----------    -----------    -----------

Operating expenses
     Selling expense .............................................        45,939         64,586        387,516        122,833
     Research and Development ....................................        43,593              0         43,593              0
     General and administrative expense ..........................       721,686        426,039      1,967,652        983,452
                                                                     -----------    -----------    -----------    -----------

Total operating expense ..........................................       811,218        490,625      2,398,761      1,106,285
                                                                     -----------    -----------    -----------    -----------

Loss from operations .............................................      (700,080)      (432,599)    (1,848,509)      (716,104)
                                                                     -----------    -----------    -----------    -----------

Other income (expense):
         Interest income .........................................        87,444         10,121        247,980         34,775
                                                                     -----------    -----------    -----------    -----------

Loss before Income Taxes .........................................      (612,636)      (422,478)    (1,600,529)      (681,329)
                                                                     -----------    -----------    -----------    -----------

Income tax expense ...............................................           940          1,857          7,710          2,107
                                                                     -----------    -----------    -----------    -----------

Net loss .........................................................   $  (613,576)   $  (424,335)   $(1,608,239)   $  (683,436)
                                                                     ===========    ===========    ===========    ===========

Net loss .........................................................      (613,576)      (424,335)    (1,608,239)      (683,436)
Less: Preferred Dividends ........................................       171,676         16,016      2,166,745         16,016
                                                                     -----------    -----------    -----------    -----------
Loss attributable to common shareholders .........................   $  (785,252)   $  (440,351)   $(3,774,984)   $  (699,452)

Net loss per share ...............................................   $     (0.10)   $     (0.06)   $     (0.50)   $     (0.10)
                                                                     ===========    ===========    ===========    ===========

Weighted average common
shares outstanding ...............................................     7,772,238      6,891,309      7,484,994      6,873,411
                                                                     ===========    ===========    ===========    ===========

                                                See notes to financial statements

                                                               5



                           STARTECH ENVIRONMENTAL CORPORATION
                                 STATEMENT OF CASH FLOWS
                                       (UNAUDITED)


                                                           Nine Months     Nine Months
                                                              Ended           Ended
                                                          July 31, 2000   July 31, 1999
                                                          -------------   -------------
Cash flows from operating activities:
Net income (Loss) ......................................   $(1,608,239)   $  (683,436)
Adjustments to reconcile net income to net cash provided
By operating activities:
Depreciation ...........................................        38,307          3,680
401K plan match made by the issuance ...................         8,342              0
Expenses paid through the issuance of common stock .....        90,530              0
(Increase) decrease in accts. receivable ...............      (330,755)       412,495
(Increase) decrease in inventory .......................      (884,812)       552,454
(Increase) decrease in other current assets ............        (3,487)             0
(Increase) decrease in other assets ....................       175,061         47,368
Increase(decrease) in notes/accounts payable ...........       295,578         67,607
Increase (decrease) in accrued expense .................       430,194          6,251
                                                           -----------    -----------

Net cash used in operating activities ..................    (1,789,281)       406,419
                                                           -----------    -----------

Cash flows used in investing activities:
Capital expenditures ...................................      (200,149)             0
Stock offering .........................................             0      1,957,550
                                                           -----------    -----------

Net cash by investing activities .......................      (200,149)     1,957,550
                                                           -----------    -----------


Cash flows from financing activities:
Decrease in capital leases .............................       (14,069)             0
Proceeds from common stock issuance ....................     2,049,324              0
                                                           -----------    -----------

Net cash provided by financing activities ..............     2,035,255              0
                                                           -----------    -----------

Net increase (decrease) in cash ........................        45,825      2,363,969
Cash at beginning of period ............................     5,496,280        156,467
                                                           -----------    -----------

Cash and cash equivalents at end of period .............   $ 5,542,105    $ 2,520,436
                                                           ===========    ===========

                            See notes to financial statements

                                           6

                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (collectively referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position, results for the nine month ended July 31, 2000 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 1999 which are included in the Company's annual report on form 10-K for the period ended October 31, 1999.

Note 1.  Basis of Presentation:

On November 17, 1995, Startech Corporation, was acquired in a reverse acquisition, in which all the then issued and outstanding shares of common stock of Startech Corporation were exchanged for 4,000,000 shares of Kapalua Acquisitions, Inc.'s common stock. After the acquisition and exchange of stock, the former shareholders of Startech Corporation owned 80.5% of the common stock of Kapalua Acquisitions, Inc.

On January 2, 1996, Kapalua Acquisitions, Inc. changed its name to Startech Environmental Corporation. The financial statements of Startech Environmental Corporation include all of the accounts of Startech Corporation. This acquisition has been accounted for under the purchase method in the accompanying financial statements. The fiscal year end for both companies before the acquisition was October 31, and the financial statements for all periods presented have been restated to reflect the combination of the two companies.



Note 2.  Capital Lease Obligation:

The Company has entered into capital lease obligations for computer and telephone equipment. The term of the leases range from 36 to 39 months, with principal and interest due in aggregate monthly installments of $3,248 at interest rates ranging from 10.6% to 16.3%. The equipment was capitalized at $55,403 and is being depreciated over five years. Depreciation expense for the nine months ended July 31, 2000 was $6,395 and accumulated depreciation for the nine months ended was $6,820.


Note 3.  Equity Transactions

For the three months ended July 31, 2000, the Company issued 9,541 additional common stock shares relating to warrants being exercised at $9.00 per share. Total proceeds received were $85,869. These warrants are related to a previous private placement dated June 30, 1997. There was a total of 22,084 warrants exercised resulting in total proceeds of $198,702. The remaining 97,275 warrants expired on June 30, 2000. Connecticut Development Authority received 433,286 warrants at $7.00 per share.

For the three months ended July 31, 2000 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $149,090 which represented 14,909 preferred shares. For the nine months ended July 31, 2000 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $401,714, which represented 40,171, preferred shares.

Note 4. Cash Flow

During the nine months ended July 31, 2000 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.

                    Nine months ended July 31, 2000 and 1999
                    ----------------------------------------

                                                                         July 31,    July 31,
                                                                        --------     --------
                                                                          2000         1999
                                                                         ------       ------
Common shares for services rendered                                     $ 90,530        $0
Preferred stock dividend                                                 385,698         0
Fixed assets financed through capital leases                              38,401         0
Series A convertible preferred shares converted to common shares       1,312,181         0
Accretion of dividends associated with the issuance of the
convertible preferred shares                                           1,742,445         0
Accrued Preferred Dividends                                               38,602         0
401k Plan Match                                                            8,342         0


Note 5.  Interim Financial Information (Unaudited)

The interim financial statements of the Company for the nine months ended July 31, 1999 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 6.  Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of delivery. Revenues earned from consulting and design services are recognized when the services are completed.

Note 7.  Employee Benefit Plan

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the three months ended July 31, 2000 were $8,342 which is approximately 840 shares of our common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Result of Operations
--------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts which address the Company's expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or " expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

For the nine months ended July 31, 2000, approximately 55% of our revenue was generated by sales to customers located outside the United States. We believe that international sales will continue to account for a significant portion of our sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations.

Substantially all of our revenue and costs from government contracts are subject to audit under various federal statutes. In December 1999 an audit was conducted with the DCAA (Greater Connecticut branch office) in conjunction with the US Army Chemical and Biological Defense Command. With the successful completion of this audit we awaiting the final invoice payment and the final fee payment from our prime contractor Burns & Roe for two invoices totaling $416,773.


Comparison of three months ended July 31, 1999 and 2000

Revenues. Our total revenues were $239,607 for the three months ended July 31, 2000, as compared to $ 591,092 for the same period in 1999, a decrease of $ 351,485 or 59.5%. Our decrease in revenue was due to the fact that in the 1999 period we were working on the Army sub-contract, whereas for the three months ended July 31, 2000, we completed the Assembled Chemical Weapons Assessment Army
(ACWA) Project.

Gross Profit. Our gross profit was $111,138 for the three months ended July 31, 2000 an increase of $51,112 or 91.5% from the same period in 1999. Our gross margins on revenue were 46.4% for the three months ended July 31, 2000. The improved gross profit margins for the period ended July 31, 2000 were attributable to revenues earned from the final payment fee from the US Army for the Assembled Chemical Weapons Assessment Army (ACWA) Project, improved profit margins associated with our strategic agreement with UXB International, lower associated costs related to our distributors, while for the period ended July 31, 1999 lower gross profit margins resulted mainly from the higher than expected initial costs relating to the Assembled Chemical Weapons Assessment Army (ACWA) project.

General and administrative expenses. Our general and administrative expenses for the three months ended July 31, 2000 were $721,686, up $295,647, or 69.4%, from the same period in 1999. The increase is due to a higher level of salaries as a result of hiring additional personnel to support our operations, depreciation expenses related to furniture and fixtures and computer equipment, software expenses, printing expenses, occupancy expenses, professional services fees and insurance expenses.

Research and development expenses. Our research and development expenses for the three months ended July 31, 2000 were $43,593 100.0%, from the same period in 1999 during which no research and development expenses were reported. The increase is due to costs related to improved design and engineering of our Plasma Waste Converter, and further development of Plasma Converted Gas.

Selling Expenses. Our selling expenses for the three months ended July 31, 2000 were $45,939, an decrease of $18,647, or 28.8%, from the similar period 1999. The decrease is due to lower consulting services and travel costs offset by higher marketing and demonstration cost.

Interest income. Our interest income for the three months ended July 31, 2000 was $87,444, as compared to $10,121 in the similar period 1999 and increase of 763%. The increase is due to higher cash balances as a result of the recently completed preferred private placement dated October 20, 1999, and higher interest rates earned on the investments.

Income taxes. Income taxes for the three months ended July 31, 2000 were $940 as compared with $1,857 in the similar period 1999. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have tax loss carry forwards of $6.5 million to offset against future profits.

Comparison of nine months ended July 31, 1999 and 2000

Revenues. Our total revenues were $1,087,607 for the nine months ended July 31, 2000, as compared to $2,236,873 for the same period in 1999, a decrease of $1,149,266 or 51.4%. Our decrease in revenue was due to the fact that in the 2000 period we received revenues from new and existing agreements which were less than revenues received from the Assembled Chemical Weapons Assessment Army
(ACWA) Project in the 1999 period.

Gross Profit. Our gross profit was $550,252 for the nine months ended July 31, 2000 an increase of $160,071 or 41.0% from the same period in 1999. The improved gross profit margins for the nine months ended July 31, 2000 were attributable to revenues received from the Burns & Roe for the Assembled Chemical Weapons Assessment Army (ACWA) Project, improved profit margins associated with our strategic agreement with UXB International, lower costs associated with our distributors and consulting agreements, while for the period ended July 31, 1999 lower gross profit margins resulted mainly from the higher than expected actual costs relating to the Assembled Chemical Weapons Assessment Army (ACWA) project.

General and administrative expenses. Our general and administrative expenses for the nine months ended July 31, 2000 were $1,967,652, an increase of $984,200, or 100.0%, from the same period in 1999. The increase is due to a higher level of salaries as a result of hiring additional personnel to support our operations, professional services fees, depreciation expenses related to furniture and fixtures and computer equipment, stockholders relations expenses, occupancy and office expenses, and insurance expenses.

Research and development expenses. Our research and development expenses for the nine months ended July 31, 2000 were $43,593 an increase of 100.0%, from the same period in 1999 during which no research and development expenses were reported. The increase is due to costs related to improved design and engineering of our Plasma Waste Converter, and further development of Plasma Converted Gas.

Selling Expenses. Our selling expenses for the nine months ended July 31, 2000 were $387,516, an increase of $264,683, or 215.5%, from the similar period 1999. The increase for the nine months ended July 31, 2000 is due to higher consulting services, marketing expenses and demonstration cost as compared to the nine months ended July 31, 1999.

Interest income. Our interest income for the nine months ended July 31, 2000 was $247,980, as compared to $34,775 in the similar period 1999 an increase of 613.0%. The increase is due to higher cash balances as a result of the recently completed preferred private placement on October 20, 1999, and higher interest rates earned on our investments.

Income taxes. Income taxes for the nine months ended July 31, 2000 were $7,710 as compared with $2,107 in the similar period 1999. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have tax loss carry forwards of $6.5 million to offset against future profits, if any.


Liquidity and Capital Resource
------------------------------

As of July 31, 2000, we had cash of $5,542,105 and working capital of $6,166,652. During the quarter ended July 31, 2000, our cash decreased by $471,862. This was primarily due to the proceeds from warrants, offset by purchases of fixed assets and raw materials.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the nine months ended July 30, 2000 the Company declared three quarterly dividends on its Series A convertible preferred in the amount of $401,714, which was paid by the issuance 40,171, preferred shares.


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


Recent Developments
-------------------

On April 27, 2000 The Company filed a S-1 for the registration of 50% of the Series A Convertible Preferred Stock, and to register the underlying common shares related to the Series A preferred stock, warrants, and CDA warrants. The Company has filed a registration statement with the Securities and Exchange Commission and has received its third round comments from the SEC. The Company is preparing to respond to the comments, and will file an amended S-1 registration statement shortly.

On July 12, 2000 The Company filed an application with the Listing Qualifications Department of The Nasdaq Stock Market Inc., for listing on the Nasdaq SmallCap Market. The Company's application is currently under review.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

We, Joseph Longo, President, John Watts our former Executive Vice President, and Chief Financial Officer, and Kevin Black, Senior Vice President and General Counsel, both in their capacity as officers and personally, are defendants in a lawsuit filed in the U.S. District Court for the District of Connecticut, in Bridgeport, Connecticut. The Court had previously dismissed the claims against Mr. Black on March 31, 1999. The lawsuit was filed by John Easton of Oakville, Canada. The complaint demands payment of 475,000 shares of our common stock, for commissions and/or fees for services rendered to us in connection with raising funds needed to consummate the reverse acquisition on November 17, 1995, of Startech Corporation by Kapalua Acquisitions, Incorporated, subsequently renamed Startech Environmental Corporation. Shortly after the above action was filed, Mr. Easton's two sons, Dexter Easton and Spencer Easton, commenced an additional action against us for our refusal to lift a restrictive legend on stock issued to them at the time of the reverse acquisition. They demanded we remove the restrictive legend from 28,882 shares. The two actions were joined as they arise from the same fact pattern and transaction.

     The parties have entered into a Settlement Agreement and Release based upon an oral settlement in principal that was reached on May 26, 2000 at the U.S. District Court in Bridgeport, Connecticut before a magistrate. The principal terms of the settlement call for the removal of the restrictive legend from 28,882 shares of common stock held by Spencer and Dexter Easton and the issuance of 171,118 shares of common stock to John Easton that previously had been paid for in 1995. John Easton will also receive an option to purchase 25,000 unregistered shares of our common stock at $10.00 per share exercisable after three years from the date the agreement is executed. All the parties have signed mutual releases as against the other. The sale of all of the shares subject to this agreement, excluding the stock options, will be governed by a restrictive liquidation clause limiting the number of shares that may be sold during specific time periods. It will take a minimum of 20 months for all the shares to be sold assuming they are sold at the maximum allowable rate. The parties have submitted a joint Dismissal with Prejudice with the Court and are awaiting its approval.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STARTECH ENVIRONMENTAL CORPORATION


Date:  September 14, 2000               By:  /s/  Joseph F. Longo
       ------------------                  --------------------------------
                                                  Joseph F. Longo
                                                  Chief Executive Officer,
                                                  President