Form 10-Q/A
period 2000-01-31
STARTECH ENVIRONMENTAL CORP
filed 2000-09-22
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                AMMENDMENT NO. 1
                                    FORM 10-Q



[  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended - January 31, 2000

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------    -------------------------

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

Item 1. Financial Statements
----------------------------

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
---------



                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                         STARTECH ENVIRONMENTAL CORPORATION
                                                    BALANCE SHEET

                                                                             January 31,              January 31,
ASSETS                                                                          2000                     1999
                                                                             -----------              -----------
Current Assets:
         Cash and cash equivalents .............................             $ 6,409,171              $   539,328
         Accounts Receivable ...................................                 835,066                1,063,438
         Inventory .............................................                  24,347                  330,385
         Other current assets ..................................                  44,146                   22,869
                                                                             -----------              -----------

                  Total Current Assets .........................             $ 7,312,730                1,956,020

              Property & Equipment .............................                 651,645                   18,346

         Other Assets ..........................................                  49,625                  136,200
                                                                             -----------              -----------
                                                                             $ 8,014,000              $ 2,110,566
                                                                             ===========              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable ......................................             $   195,574              $ 1,235,329
         Notes payable - short term ............................                       0                  100,000
         Capital Lease .........................................                  15,775                        0
         Other accrued expenses ................................                 281,711                  109,174
                                                                             -----------              -----------

                  Total Current Liabilities ....................             $   493,060              $ 1,444,503

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized,
         668,998 shares issued and outstanding .................             $ 5,526,530              $         0

         Common stock, no par value,
         800,000,000 shares authorized;
         shares issued and outstanding:
         7,516,454 at January 31, 2000 and
         6,845,965 at January 31, 1999 .........................               5,816,631                2,708,524
         Additional paid-in capital ............................               1,307,134                      300
         Accumulated deficit Net Income (loss) .................              (5,129,355)              (2,042,761)
                                                                             -----------              -----------

                Total Stockholders' (deficit) equity ...........             $ 7,520,940              $   666,063

                                                                             $ 8,014,000              $ 2,110,566
                                                                             ===========              ===========

                                      See notes to financial statements





                                 STARTECH ENVIRONMENTAL CORPORATION
                                       STATEMENT OF OPERATIONS


                                                                       Quarter Ended              Quarter Ended
                                                                      January 31, 2000           January 31, 1999
                                                                      ----------------           ----------------

Revenue ...................................................             $   598,000                $ 1,048,246

Cost of Sales .............................................                 239,007                    785,569
                                                                        -----------                -----------

Gross Profit ..............................................             $   358,993                $   262,677

Operating Expenses
         Selling expense ..................................                 123,114                     39,585
         General and administrative expense ...............                 566,898                    234,408
                                                                        -----------                -----------

Total Operating Expense ...................................                 690,012                    273,993

Gain(Loss) from Operations ................................             $  (331,019)               $   (11,316)


Other income (expense):
         Interest income ..................................                  47,634                     16,955
         Other income .....................................                   3,500                          0
                                                                        -----------                -----------

         Total other income (expense) .....................                  51,134                     16,955

 Income tax expense .......................................                   1,750                        250
                                                                        -----------                -----------

Net Income(Loss) ..........................................             $  (281,635)               $     5,389
                                                                        ===========                ===========


Net Income(Loss) ..........................................                (281,635)                     5,389
Less: Preferred Dividends .................................               1,494,363                          0
                                                                        -----------                -----------
Loss attributable to common shareholders ..................             $(1,775,998)               $     5,389

Net Gain(Loss) per share ..................................             $     (0.24)               $      0.00
                                                                        ===========                ===========

Weighted average common
shares outstanding ........................................               7,304,058                  6,857,196
                                                                        ===========                ===========




                                  See notes to financial statements





                                 STARTECH ENVIRONMENTAL CORPORATION
                                      STATEMENT OF CASH FLOWS


                                                                        Quarter Ended             Quarter Ended
                                                                       January 31, 2000          January 31, 1999
                                                                       ----------------          ----------------

Cash flows from operating activities:
Net Income (Loss) .........................................              $  (281,635)               $     5,389
Depreciation ..............................................                    1,226                      1,226
(Increase) decrease in Accts. Rec'v .......................                 (323,001)                  (170,965)
(Increase) decrease in Inventory ..........................                  (24,347)                   322,070
(Increase) decrease in other current assets ...............                  (35,241)                   (21,503)
(Increase) decrease in other assets .......................                  172,560                          0
Increase(Decrease) in Accounts Payable ....................                  (85,000)                   200,556
Increase (Decrease) in Accrued Expense ....................                  179,178                     80,174
                                                                         -----------                -----------


Net cash used in operating activities .....................              $  (396,260)               $   416,947

Cash flows used in investing activities:
Purchase of Equipment .....................................                 (395,000)                         0
Purchase of Furniture & Fixtures ..........................                  (91,088)                         0
Leasehold Improvements ....................................                  (31,401)                         0
Patents ...................................................                        0                     (3,000)
Stock Offering ............................................                        0                    (31,086)
                                                                         -----------                -----------

Net cash used by Investing activities .....................              $  (517,489)               $   (34,086)


Cash flows from financing activities:
Proceeds from Common Stock  Issuance ......................                   10,000                          0
Preferred Stock  Issuance .................................                  149,121                          0
Proceeds from additional paid-in capital ..................                1,815,622                          0
Preferred Stock Dividend ..................................                 (148,104)                         0
                                                                         -----------                -----------

Net cash provided by financing activities .................              $ 1,826,640                $         0


Net increase (decrease) in cash ...........................              $   912,891                $   382,861

Cash at beginning of period ...............................              $ 5,496,280                $   156,467

Cash and cash equivalents at end of period ................              $ 6,409,171                $   539,328



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

Note 2.  Equity Transactions

The company received $ 1,860,050 in warrant monies applicable to a previous private placement dated December 31, 1996. The company issued 531,126 common stock shares.


Note 3.  Cash Flow

During the three months ended January 31, 2000 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.

                  Three months ended January 31, 2000 and 1999
                  --------------------------------------------

                                                       January 31,   January 31,
                                                          2000           1999
                                                       ----------    -----------
Common shares for services rendered                    $        0     $        0
Preferred stock dividend                                  148,105              0
Fixed assets financed through capital leases               30,176              0
Series A convertible preferred shares
 converted to common shares1,021,790                            0
Accretion of dividends associated
 with the issuance of the
 convertible preferred shares                           1,306,834              0
Accrued Preferred Dividends                                39,424              0

Note 4.  Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended January 31, 1999 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.


Note 5.  Revenue Recognition

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


General
-------

Startech is an environmental technology corporation engaged in the commercialization and continued development of its Plasma Waste ConverterTM
(PWC) systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes including radioactive wastes.

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

                       STARTECH ENVIRONMENTAL CORPORATION



Date:  September 21, 2000               By:     /S/ Joseph F. Longo
       ------------------                   ------------------------------------
                                                Joseph F. Longo
                                                President