Form 10-Q/A
period 2000-04-30
STARTECH ENVIRONMENTAL CORP
filed 2000-09-22
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q


[  x  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

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
---------

Kostin
Ruffkess                      West Hartford o New London
&Company


345 North Main Street
West Hartford, CT 06117

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



West Hartford, Connecticut
June 12, 2000



Leading Edge Alliance o Kreston International o American Institute of Certified
           Public Accountants o Private Companies Practice Section o
             SEC Practice Section o Connecticut Society of Certified
                Public Accountants An Equal Opportunity Employer


                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------
                           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                    STARTECH ENVIRONMENTAL CORPORATION
                                             BALANCE SHEET
                                                                                    (unaudited)             (audited)
                                                                                     April 30,              October 31,
ASSETS                                                                                 2000                    1999
                                                                                    -----------             -----------
                  Current assets:
         Cash and cash equivalents .....................................            $ 6,013,967             $ 5,496,280
         Accounts receivable ...........................................                835,066                 512,066
         Inventory .....................................................                423,706                    --
         Other current assets ..........................................                 64,978                   8,903
                                                                                    -----------             -----------

                  Total current assets .................................              7,337,717               6,017,249

              Property & equipment, net ................................                307,067                 135,383

         Other assets ..................................................                 47,125                 222,186
                                                                                    -----------             -----------
                  Total assets .........................................            $ 7,691,909             $ 6,374,818
                                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS EQUITY
                  Current liabilities:
         Accounts payable ..............................................            $   110,927             $   245,574
         Capital Lease .................................................                 16,454                   8,057
         Other accrued expenses ........................................                490,992                  98,109
                                                                                    -----------             -----------
                  Total Current liabilities ............................                618,373                 351,740

                  Long-term liability:
         Capital lease payable .........................................                 21,488                   7,718
                                                                                    -----------             -----------

                  Total liabilities ....................................                639,861                 359,458
                                                                                    -----------             -----------

Stockholders' (deficit) equity:
         Preferred stock, no par value
         10,000,000 shares authorized;
         Shares issued and outstanding: 643,709 at April 30,
         2000 and 696,978 (aggregate liquidation preference
         of $6,437,090) at April 30, 2000;
         696,978(aggregate liquidation
         preference of $6,969,780) at October 31, 1999 .................              5,340,658               6,384,199

         Common stock, no par value,
         800,000,000 shares authorized;
         Shares issued and outstanding:
         7,587,689 at April 30, 2000 and
         6,905,257 at October 31, 1999 .................................              6,350,439               2,984,219
         Additional paid-in capital ....................................              1,742,745                     300
         Accumulated deficit ...........................................             (6,381,794)             (3,353,358)
                                                                                    -----------             -----------

              Total stockholders' equity ...............................              7,052,047               6,015,360
                                                                                    -----------             -----------
              Total liabilities and stockholders' equity ...............            $ 7,691,909             $ 6,374,818
                                                                                    ===========             ===========
                                                     See notes to financial statements



                                         STARTECH ENVIRONMENTAL CORPORATION
                                                STATEMENT OF OPERATIONS
                                                   (UNAUDITED)

                                                        Quarter Ended     Quarter Ended  Six Months Ended  Six Months Ended
                                                        April 30, 2000    April 30, 1999  April 30, 2000    April 30, 1999
                                                        --------------   --------------   ---------------   --------------

Revenue ............................................     $   250,000      $   597,533      $   848,000      $ 1,645,780

Cost of sales ......................................         169,879          528,057          408,886        1,313,626
                                                         -----------      -----------      -----------      -----------

Gross profit........................................          80,121           69,476          439,114          332,154
                                                         -----------      -----------      -----------      -----------

Operating expenses
     Selling expense ...............................         218,463           18,662          341,577           58,247
     General and administrative expense ............         679,068          323,004        1,245,966          557.413
                                                         -----------      -----------      -----------      -----------

Total operating expense ............................         897,531          341,666        1,587,543          615,660
                                                         -----------      -----------      -----------      -----------

Loss from operations ...............................        (817,410)        (272,190)      (1,148,429)        (283,506)
                                                         -----------      -----------      -----------      -----------

Other income (expense):
     Interest income ...............................         109,402            7,698          160,537           24,654
                                                         -----------      -----------      -----------      -----------

Loss before Income Taxes ...........................        (708,008)        (264,492)        (987,892)        (258,852)
                                                         -----------      -----------      -----------      -----------

Income tax expense .................................           5,020                0            6,770              250
                                                         -----------      -----------      -----------      -----------

Net loss ...........................................     $  (713,028)     $  (264,492)     $  (994,662)     $  (259,102)
                                                         ===========      ===========      ===========      ===========

Net loss ...........................................        (713,028)        (264,492)        (994,662)        (259,102)
Less: Preferred Dividends ..........................         578,835                0        2,033,774                0
                                                         -----------      -----------      -----------      -----------
Loss attributable to common shareholders ...........     $ 1 ,291,863     $  (264,492)     $ 3,028,436      $  (259,102)

Net loss per share .................................       $ ( 0.17)      $     (0.04)     $     (0.41)     $     (0.04)
                                                         ===========      ===========      ===========      ===========

Weighted average common
shares outstanding .................................       7,560,655        6,881,760        7,341,373        6,881,760
                                                         ===========      ===========      ===========      ===========




                                                See notes to financial statements



                                        STARTECH ENVIRONMENTAL CORPORATION
                                             STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                Six Months    Six Months
                                                                                  Ended          Ended
                                                                             April 30, 2000   April 30, 1999
                                                                             --------------   --------------

Cash flows from operating activities:
Net income (Loss) .........................................................   $  (994,662)   $  (259,102)
Adjustments to reconcile net income to net cash provided
By operating activities:
Depreciation ..............................................................        24,193          2,453
Expenses paid through the issuance of common stock ........................        90,530              0
(Increase) decrease in accts. receivable ..................................      (323,000)       294,312
(Increase) decrease in inventory ..........................................      (423,706)       424,166
(Increase) decrease in other current assets ...............................       (56,075)       (73,662)
(Increase) decrease in other assets .......................................       175,061              0
Increase(decrease) in accounts payable ....................................      (134,647)      (381,717)
Increase (decrease) in accrued expense ....................................       354,178       (338,644)
                                                                              -----------    -----------

Net cash used in operating activities .....................................    (1,288,128)      (332,194)
                                                                              -----------    -----------

Cash flows used in investing activities:
Capital expenditures ......................................................      (165,701)             0
Stock offering cost .......................................................             0         65,010
                                                                              -----------    -----------

Net cash used by investing activities .....................................      (165,701)        65,010
                                                                              -----------    -----------


Cash flows from financing activities:
Decrease in capital leases ................................................        (8,009)             0
Proceeds from notes payable-short term ....................................             0        750,000
Proceeds from common stock issuance .......................................     1,979,525              0
                                                                              -----------    -----------

Net cash provided by financing activities .................................     1,971,516        750,000
                                                                              -----------    -----------

Net increase (decrease) in cash ...........................................       517,687        482,816
Cash at beginning of period ...............................................     5,496,280        156,467
                                                                              -----------    -----------

Cash and cash equivalents at end of period ................................   $ 6,013,967    $   639,283
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



Note 2.  Capital Lease Obligation:

The Company has entered into capital lease obligations for computer and telephone equipment. The term of the leases range from 36 to 39 months, with principal and interest due in aggregate monthly installments of $ 2,943 at interest rates ranging from 10.6% to 16.3%. The equipment was capitalized at $ 47,178 and is being depreciated over five years. Depreciation expense for the six months ended April 30, 2000 was $ 3,829 and accumulated depreciation for the six months ended was $ 4,254.

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

                    Six months ended April 30, 2000 and 1999
                    ----------------------------------------

                                                        April 30,      April 30,
                                                          2000           1999
                                                        ---------      ---------

Common shares for services rendered                    $   90,530              0
Preferred stock dividend                                  252,624              0
Fixed assets financed through capital leases               30,176              0
Series A convertible preferred shares
  converted to common shares                            1,043,542              0
Accretion of dividends associated
  with the issuance of the
  convertible preferred shares                          1,742,445              0
Accrued Preferred Dividends                                38,705              0


Note 5.  Interim Financial Information (Unaudited)

The interim financial statements of the Company for the six months ended April 30, 1999 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 6.  Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of delivery. Revenues earned from consulting and design services are recognized when the services are completed.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Result of Operations
--------------------

For the six months ended April 30, 2000, approximately 94% of our revenue was generated by sales to customers located outside the United States. We believe that international sales will continue to account for a significant portion of our sales for the foreseeable future. Current sales are denominated in U.S. dollars and foreign exchange rate fluctuations have not had an impact on our results of operations. All of the revenues reported are from contracts to purchase our Plasma Waste Converters, consulting and demonstration fees, and distributorship revenues, at this time our revenues do not reflect any tolling fees.

     Substantially all of our revenue and costs from government contracts are subject to audit under various federal statutes. In December 1999 an audit was conducted with the Defense Contract Audit Agency in conjunction with the US Army Chemical and Biological Defense Command. With the completion of this audit we are currently awaiting final payment from our prime contractor Burns & Roe for our final two invoices totaling $483,189 and we expect to be receiving payment from Burns and Roe in the near future.

     On April 10, 2000 we issued a news release announcing that the U.S. Army's Non-Stockpile Program had contracted with UXB International, Inc., with Startech as a subcontractor to perform certain work on the Plasma Waste Converter located at Aberdeen Proving Ground, Maryland. The news release was made for the purpose of reporting what we believed was a newsworthy event and also contained explanatory material relating to the Non-Stock Pile Program and Stock Pile Program.

     On April 28, 2000 the U.S. Army Program Manager for Chemical Demilitarization issued a response to our news release indicating it contained misleading statements. Among those items with which the Program Manager disagreed was our description of the work to be performed by us on the Plasma Waste Converter; that we had previously demonstrated "successful testing" of our equipment, and the inference that our technology had already been chosen for the disposal of secondary wastes, when in fact, the program is studying alternates to the incineration of secondary waste, including plasma technology. We do not agree with the Program Manager's view that our news release contained misleading statements. In particular, every material we were allowed to test was irreversibly destroyed beyond the Army's safety standards. Additionally, the Program Manager claims that the news release was unauthorized. At no time were we advised that prior approval from the Program Manager was required for us to issue a news release.

     After consultation with the Program manager UXB International offered to terminate our sub-contract as a remedy for the issuance of the press release. UXB terminated our sub-contract for the convenience of the government on or about April 28, 2000.

Our anticipated revenue for this subcontract was approximately $150,000 and approximately one half of the contract was completed for which we expect to be paid on a timely basis by UXB, International who continues to our strategic partner. Furthermore we do not believe this will materially affect our ability to quote on U.S. Army contracts or to participate in other U.S. Army programs.


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

Comparison of three months ended April 30, 1999 and 2000

Revenues. Our total revenues were $ 250,000 for the three months ended April 30, 2000, as compared to $ 597,533 for the same period in 1999, a decrease of $ 347,533 or 58.2%. Our decrease in revenue was due to the fact that in the 1999 period we were completing an Army contract, which represented 98% of our revenue in that period, whereas we had no Army contract revenue for the three months, ended April 30, 2000.

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

                       STARTECH ENVIRONMENTAL CORPORATION


Date:  September 21, 2000              By:  /S/ Joseph F. Longo
       ------------------                  -------------------------------------
                                            Joseph F. Longo
                                            Chief Executive Officer, President,
                                            Chief Financial Officer