Form 10-K
period 2000-10-31
STARTECH ENVIRONMENTAL CORP
filed 2001-01-25
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

          [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - October 31, 2000

                                       OR

          [   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               ------------------   -----------------

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                                84-1286576
------------------------------                                ----------------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                              Identification No.)


                         15 Old Danbury Road, Suite 203
                               Wilton, Connecticut                 06897-2525
                     --------------------------------------         --------
                    (Address of principal executive offices)        Zip Code

                                 (203) 762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 24, 2001 8,153,456 shares of no par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of January 24, 2001 was $30,616,951 based on the closing bid price of the common stock on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Items 10,11,12, and 13 of Part III of this report are incorporated by reference to Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 2001.

                                     PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 1 - BUSINESS:
-----------------

Background

The Company's activities during the four fiscal years, November 1, 1992 to October 31, 1995, when it was known as Kapalua Acquisitions, Inc., consisted primarily of investigating possible business opportunities. On November 17, 1995, the Company completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corp. Startech designs machinery to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials.

On November 18, 1995, the Board of Directors of the Company unanimously approved a change of business purpose of the Company from one seeking an acquisition candidate to one engaged in the business of manufacturing equipment to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials. From that time to the date of this filing, the Company has maintained only this focus.

General

     We develop, manufacture, market and sell an electro-chemical closed loop elemental recycling system called the Plasma Waste Converter for the global marketplace. A closed loop elemental system is a process whereby the waste materials put into the system by the user are reformed and recovered.

     Our goal is to produce and market a low cost waste processing system which processes all forms of hazardous and nonhazardous organic and inorganic waste and by-products, and converts most of these into a re usable synthesis gas. Our system operates a performance level that far exceeds the environmental standards of the United States Environmental Protection Agency, and other comparable international environmental regulatory agencies.

     Our system provides significant benefits over other forms of treatment and disposal of hazardous and non hazardous wastes. The most common methods include incineration, land filling, deep-well injection, wet chemistry processes, neutralization and bio-remediation, industrial lagoons, and direct release to the environment. These methods have transportation, treatment, environmental or safety risks. In addition, most of these treatment and disposal methods themselves generate large volumes of waste, which may require further treatment prior to final disposal. As a result, we believe these methods are being met with increasing public resistance and more stringent regulations, which lead to an increased cost of compliance, and in some cases a prohibition. We believe the reason many of these methods continue to be used is a lack of alternatives. We intend to aggressively market our system as a proven, cost effective and environmentally safe alternative.

     We believe that the primary factors, which will create demand for our Plasma Waste Converters, include the need:

          o for customers to reduce the costs for hazardous and toxic waste disposal;
          o to comply with present and anticipated environmental regulations in a cost-effective manner;
          o to eliminate the liabilities associated with hazardous and toxic waste disposal, and;
          o to economically process hazardous and non-hazardous waste and industrial by-products while recovering products for re-use or re-sale.

     Compared to other treatment methods, we believe the Plasma Waste Converter minimizes or eliminates the creation of residual waste and significantly reduces the costs and risks associated with residual waste disposal. We believe increasingly stringent environmental regulations anticipated throughout the world will create demand for systems with a high degree of environmental performance. While our core technology is plasma, each customer will require special system configurations for the specific material they are processing.

     The Plasma Waste Converter system consists of:

          o    specially designed plasma vessel
          o    in-feed system
          o    gas polisher
          o    power requirement
          o    waste storage facility
          o    on-site waste handling equipment
          o    plant layout and design in the case of large systems

     The expected exponential population growth in the United States will bring the number of people in the country to well over a half a billion in sixty years. The U.S. infrastructure will have to double, meaning its ability to safely manage its waste problems will also have to double. The great challenge is sustaining economic growth in the face of exponential population growth without destroying quality of life. We believe our technology is positioned to meet the waste-related challenge of a sustainable development. In addition to environmental benefits, our system recycles wastes into valuable energy products and commodity products. We regard all wastes as valuable renewable resources.

     Hazardous waste, based upon data obtained from the United States Environmental Protection Agency is produced at the rate of more than 200 million tons annually in the United States alone. All of it is classified as hazardous or toxic under the Resource Conservation Recovery Act or the Toxic Substance Control Act . The costs of the hazardous waste treatment and disposal methods continue to rise, and now range from approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging and management costs sustained by the hazardous waste generator within its facility prior to final disposal. We believe these costs will continue to escalate due to the expanding pressure being placed upon government and industry to dispose of their waste in an environmentally safe manner. We believe this to be especially true in light of the increased regulation of, and moratoriums on, incineration and landfilling. Our processing cost, including capital cost, labor and energy, is estimated to be about 8 - 12 cents per pound, or about $160 - $240 per ton for industrial sized systems, such as our five (5) ton and ten (10) ton per day systems. The cost per pound to the end user of the Plasma Waste Converter system will decrease as the scale of the system increases.

     Other categories of industrial waste, including special wastes; industrial waste by-products, non-hazardous waste and municipal solid waste create a total market of approximately 13 billion tons annually. Materials classified as special wastes are generated primarily by the mining, oil and gas industries, manufacturing industries, cement kilns and coal-fired electric utilities. Special wastes, while not currently categorized as hazardous, are not generally environmentally benign and do pose a risk to the public health and safety. They are regulated separately under state law and these wastes are materials that can be safely and economically processed and remediated using our system.

Primary Markets

     Our system, in the process of converting the molecules of hazardous wastes into valuable commodity products, destroys wastes totally and irreversibly. This capability is critical in most hazardous waste applications.

     We have identified our two primary markets:

          o government facilities and agencies producing or in possession of hazardous and toxic wastes;

          o institutional and industrial facilities producing or in possession of hazardous and toxic wastes

     The government markets include but not limited to, the Departments of Defense, Energy, Agriculture, Justice, Treasury and the National Institutes of Health, all of which control or produce hazardous products.

     The industrial markets include the chemical, petrochemical industries, metal processing, manufacturing industries; hazardous and non-hazardous waste process treatment facilities, hospital and other infectious and hazardous waste generators; pharmaceutical, and applications involving mixed and contaminated post-consumer plastics.

     The Plasma Waste Converter can significantly minimize the volume of wastes. Demonstrations of our system on low-level radioactive surrogate waste streams have shown volume reductions of approximately 300 to 1. Other present methods of volume reduction include compaction and incineration that produce overall volume reductions of about 8 to 1. Our system will not reduce the radioactivity of the low level radioactive waste nor do we believe it can be done by any other system, but the volume of that waste may be reduced. Industries that may benefit from this process are utilities, labs and hospitals which store the reduced low level radioactive waste material on-site. We believe our system can increase a site's storage capacity. A site that has only 2 years of low level radioactive waste storage capacity remaining will have 200 or more years of storage capacity by using our system.

     While not the initial focus of our business we have produced preliminary designs for municipal solid waste facilities as large as 3,000 tons per day.

     Currently our largest immediate market is for skid-mounted systems that range from 300 to 600 pounds per hour of through-put. These systems will be manufactured in production quantities that favor fast, reliable delivery commitments.

     The smaller systems can be truck mounted, and larger systems barge mounted. Two ton per day systems can be air lifted by C-130s for quick deployment to tropical, arctic and desert environments. A two-ton per day system will process all of the wastes generated by a 1,000 person military base.

Primary Customer

     For the fiscal year ended October 31, 2000 87% of our revenue was derived from three primary customers, while for the fiscal year ended October 31, 1999, 98% of our revenues was provided to us from a U.S. Army sub-contract. The sub-contract was for the delivery of a Plasma Waste Converter for the demonstration phase of the U.S. Army's Assembled Chemical Weapons Assessment program and was completed in April 1999.

Plasma Waste Converter(TM) development and technology

     Individual members of our management team have been issued patents in and have been designing, manufacturing, and marketing engineered solid-waste capital equipment to the waste industry worldwide since 1969. None of the patents have been assigned to the company nor are they being used for our Plasma Waste

Converter. Their experience includes the development and marketing of equipment for hazardous, non-hazardous, and radioactive wastes, industrial by-products and recycled processes. The Plasma Waste Converter is the culmination of that experience over the past 30 years in the waste equipment industry.

     Our management has also been involved for many years in product development and innovations in waste industry technologies, and has extensive knowledge of the waste industry in North America and internationally. Their interest in the application of plasma technology to the waste industry arose as a result of a technical article written in the 1970's which stated that two Atomic Energy Commission fusion scientists, Mr. Bernard Eastlund and Mr. William Gough speculated that plasma might be used to blast waste back into its constituent atoms, and that the atoms could be reclaimed for total reuse. The scientists also speculated that the technology would not be commercially developed until the year 2000. Through publicly available information and research and development conducted by Mr. Longo and Mr. Knap with various configurations and various waste streams, it was decided that the Plasma Waste Converter was ready for commercial adaptation and scale.

     Plasma torches have been used in the metallurgical industry for many years, with the first plasma torches being employed in the nineteenth century. The Plasma Waste Converter is an electrically driven system that produces an intense field of radiant energy that causes the dissociation of the molecular bonds of solid, liquid, and gaseous compounds or materials of both hazardous and non-hazardous wastes. This is often referred to as molecular dissociation.

     The molecules of the waste material are separated into their elemental atomic components, and reformed into recoverable non-hazardous commodity products by the Startech system. The process is not a combustion or burning process, and the system should not be confused with an incinerator or a vitrification process. The intense energy field produced by the plasma torch, which is operating within the Plasma Waste Converter chamber, causes the dissociation process.

     Plasma is a gas that has been ionized so that the gas becomes an effective electrical conductor. The plasma gas is discharged within the chamber in a continuous arc of lightning-like energy that can produce temperatures up to the range of 40,000 degrees Fahrenheit, although the overall chamber temperature is much lower. When the waste materials are confronted with the intensity of the energy within the chamber, the excitation of the molecular bonds is so great that the waste material's molecules break apart into their elemental atomic components. Our Plasma Waste Converter chamber operates at normal atmospheric pressure quietly and safely. Our Plasma Waste Converter consists of many process components currently used in the metallurgical and chemical industries. Solid wastes being fed to our system ordinarily do not have to be preconditioned or shredded. The wastes can be fed to the system in bulk form. They are automatically fed to the system through an air-locked infeed port, and the feeding is ordinarily on a continuous basis. Liquids, gases and sludges can also be fed or pumped directly into the chamber through a pipe port, and it is also able to feed-in liquids, gases and sludge along with bulk solids at the same time.

     The synthesis gas recovered from our system after dissociation occurs is drawn out of the top of the chamber and put through a conventional gas-polishing unit. The silicates, inorganics and metals are removed at the lower side of the Plasma Waste Converter chamber through a trap.

     These recovered products can be used or sold as commodities for use in various manufacturing processes. It is expected that most of the Plasma Converted Gas will be used as a fuel gas and to a lesser degree, as a chemical feed stock; silicate materials recovered will be used in the ceramics, abrasives or the construction industries; the metallic components can be used or be readily available for sale with little or no additional processing. The economic justification for the use of our systems in hazardous waste applications does not depend on any revenues from the use or sale of the recovered commodity products.

     In November of 1998 we completed the manufacture of our first industrial sized Plasma Waste Converter which was delivered to the US Army Base at Aberdeen Proving Ground, Maryland. The Plasma Waste Converter was put through a rigorous and diversified four-month test program. Our Plasma Waste Converter processed every material provided by the Army at a level far safer than the current U.S. government environmental standards and well within the guidelines promulgated by the Army Program testing the technology. The proprietary test report data from the program included the results from thousands of samples analyzed by various independent agencies approved by the environmental protection agency.

     As of October 31, 2000 we had nearly completed work on our next generation Plasma Waste Converter that is intended for use as a demonstration and training unit in our Bristol, Connecticut facility. That facility is expected to be available in the first quarter of 2001. Based upon our experience in the Army Program, important design adjustments were engineered for ease of use and enhanced commercial operability.

StarCell(TM) development and technology

     StarCell is the Company's patented hydrogen selective membrane device that separates the hydrogen from Plasma Converted Gas (PCG)(TM), a synthesis-fuel gas mixture produced from processing material through the Plasma Waste Converter. The application and development of the design for the StarCell unit was driven by the increasing importance of developing alternative energy sources. Hydrogen is clearly recognized as a very real alternative to our always-depleting reservoir of fossil fuel. Although energy production is not our main objective, the ability to separate this highly sought after gas from an already valuable synthesis gas is another step forward in our mission to achieve broad market acceptance for our primary product, the Plasma Waste Converter.

     The Company has a patented filtration system in fabrication that will extract hydrogen from its PCG. The system is called StarCell(TM). StarCell is not a fuel cell; it is a ceramic membrane filtration system that extracts hydrogen from PCG.

     PCG is produced from wastes, which is a gas mixture containing a large of quantity of hydrogen. Hydrogen is a valuable commodity with many commercial applications and the material that powers fuel cells. Hydrogen is a pristine fuel that produces no carbon by-products. Pound-for-pound, hydrogen contains more energy punch than all the other fuels; and, when used in fuel cells or engines produces only clean water vapor.

     The Plasma Waste Converter irreversibly destroys all feedstock by its process of molecular dissociation and forms PCG, a synthesis-fuel gas, rich in hydrogen and carbon-fuel species. PCG is a valuable commodity as it is, but StarCell increases it's value by its ability to pull out the hydrogen. StarCell sends the hydrogen out through a pipe in one direction for use, and the carbon-fuel species out through another pipe for commercial use. Hydrogen is a valuable commodity that is used directly in fuel cells, but more importantly, for many other commercial purposes. The remaining carbon-based synthesis gas from the StarCell unit may be used as a valuable fuel or even as a chemical feedstock.

     StarCell Hydrogen(TM) can feed fuel cells and hydrogen engines. The combination of the PWC with StarCell can produce hydrogen on a large scale from the wastes of the world, and at a very low cost. Our customers who use PWCs with StarCells will get paid for processing the incoming waste at the front end, and paid for the hydrogen at the back end. People sometimes forget that waste, even hazardous waste, is an ever-present, and much overlooked, valuable and renewable resource.

     Hydrogen is a very valuable commercial gas that is produced by various thermo chemical industrial methods. Hydrogen gas is used in many industrial processes to make products that we use every day. These products include cooking oils, peanut butter, soap, insulation, metals, drugs, vitamins, adhesives, cosmetics, ammonia, fuels, plastics and so on. Hydrogen is also used extensively to propel spacecraft because it is very light and has a very high energy content. Hydrogen is used as a fuel to produce pollution-free electricity in fuel cells.

     The paradox is, that while hydrogen is the most abundant material in the universe, it is not readily accessible. Expensive and sophisticated chemical-industry processes must extract it. Nearly all of the hydrogen produced today is made from fossil fuels. These fuels consist primarily of molecules made up of carbon and hydrogen. These molecules are "reformed" with steam and/or oxygen in a complex thermo chemical process consisting of many steps. The products of reformation are hydrogen gas and carbon-gas species. Parenthetically, it is important to know, this expensive reformation process is exactly what our PWC does in the process of destroying most feedstock. The traditional industrial process further purifies and separates the hydrogen from the rest of the stream by various methods.

Sales strategy

     Our long-term strategy is to achieve broad market acceptance of the Plasma Waste Converter as an advantageous process of relieving waste generating problems of the private sector and government. We are initially manufacturing transportable, and skid mounted Plasma Waste Converters. We believe that once there is a broad installed base of our product in these markets, waste generators in other market segments will be attracted to our Plasma Waste Converter. Any one system will allow the customer to dispose of between four tons and one hundred tons of waste per day. Multiple systems may be installed in a facility processing greater than one hundred tons per day.

     An important step in implementing this strategy was to provide our Distributors and Representatives with a fully designed and operational Plasma Waste Converter for display and demonstrations. Our initial business plan called for the Distributors to purchase their own demonstration system as part of their Distributor Agreement. Due to delays in the execution of these contractual responsibilities by our Distributors we decided to move forward and build such a demonstration system. While the use of the Plasma Waste Converter purchased by the Army was available for display and demonstrations for a period of time it was a sometimes difficult and time consuming process that was not feasible as a long-term strategy. The system that we expect to be completed in the first quarter of 2001 should be a significant step in shortening the sales cycle with future customers, and in finalizing sales contracts with existing customers.

     We intend to manufacture our system and sell or lease them to our customers. Leasing will be used on a case-by-case basis. We do not intend to finance any leases. We entered into agreements with two customers for the sale of Plasma Waste Converters in the fiscal year ended October 31, 2000.

     Future sales revenues will be produced by the combination of the purchase price for the system supplemented by ongoing usage fees. The usage fees will vary depending on use, subject to minimum monthly usage fees embodied in the sales agreements. Depending on the customer's application, usage fees may range between two and five cents per pound, and will be compiled by electrically metered watt-per-hour consumption.

     Our sales strategy includes the use of independent distributors and commissioned representatives. This sales strategy can achieve the most rapid market penetration at the lowest cost. Sales to most domestic government agencies will be made by our executives and will be house accounts. We will assist distributors and representatives in all other sales.

     Our distributors pay an upfront fee and commit to purchasing a demonstration system for their ongoing sales initiatives. The distributor operates a specific geographic area or market segment. Distributors are most important for penetration of international markets. We believe a local presence and knowledge of local customs and practice will give us the best penetration in the sale of our systems. Our distributors are required to provide sales installation and service support. All distributors are required to meet minimum sales volumes to maintain their distributorship. Our distributors purchase the system from us for re-sale to the end-user. Commissions are not paid to the distributor.

     Our representatives are appointed to act as sales intermediaries. They are paid commissions on sales they initiate. We contract the sale directly with the customer. We provide the representative with sales information and training.

     We believe that the market for our systems internationally is larger than the United States market, and in many respects has economic and environmental imperatives for the purchase of our systems in newly industrialized countries that are more compelling than those in the United States. According to the World Bank, each year the world's population increases by thirty-three million people. We believe this population growth will further increase the need for our systems.

     We do not intend to share with customers in the offsets or revenues that may be generated from any commodity products produced by the system. We believe this is an additional financial incentive to acquire our systems.

Competition

     We believe we are the industry leader in the use of plasma technology for waste processing. There are other non-plasma based technologies in various stages of development that claim to achieve some, but not all, of the objectives achieved by our plasma based system. There also may be other plasma technologies being developed. We believe we are positioned to take advantage of the acceptance of plasma technology as an alternative to conventional forms of waste disposal. We have spent substantial money, time and effort educating the public and private sector on the benefits of our technology and believe we will reap the rewards of that effort. The factors we believe will make us the industry leaders are:

          o    advanced design and operating performance of our complete system;
          o documented operating performance of our system by independent laboratories;
          o management's more than 30 years experience in the international waste industry market;
          o greater access to capital markets as a public company over private concerns;
          o    depth and breath of manufacturing experience;
          o    fully trained international distributors and representatives; and
          o    engineering and scientific strengths.

We believe the following are our competitive disadvantages:

          o tolerance in some communities for the continued use of incineration;
          o    tolerance in some communities for the continued use of landfills;
          o    lack of extensive patent protection for our system;
          o our cash position relative to other multi-national companies who may enter this field as it grows; and
          o resistance to new technologies when dealing with the public health and safety.

     We believe many potentially competitive technologies are limited to a narrow number of waste feed-streams. If the system does not receive exactly what it expects, even something as benign as water or metals, the process may be ineffective and possibly dangerous. It is difficult to specify an exact waste stream in a real world application. By their very nature, waste streams are sometimes made up of unknown and unpredictable materials. For any processing device to be commercially successful it must be able to safely and effectively process unpredictable waste streams. Our system can handle great deviations in the waste stream content. We believe many of the potentially competitive technologies have yet to demonstrate capabilities beyond small laboratory or bench scale devices that use precisely controlled waste streams. They may also produce undesirable and hazardous by-products. Some have not yet sold their product on a commercial scale. We have designed and manufactured and delivered a fully automatic commercial system for use by the U.S. Army.

We believe the following technologies may be the potential competition to plasma -based technology:

          Bio-remediation: a method that uses microorganisms for the decontamination of soil or ground water. Usually involves injecting organisms and oxygen into contaminated zones primarily for organic pollutants;

          Super Critical Water Oxidation: the process which exhibits by water above 705 degrees F and above 3,208 pounds per square inch of pressure.

          Wet Air Oxidation: a mature thermal technology that processes the treatment of wastewater sludge. The process itself generates about 20 pounds of wastewater effluent for every pound of solid contained in the sludge that it treats. Depending on the waste to be processed, secondary treatment may be required.

          Neutralization also called hydrolysis: a mature technology that treats a limited number of organic materials. The process employs hot water, enzymes and chemicals, and may produce hazardous byproducts that may require further remediation. The process produces a large amount of wastewater requiring secondary treatment.

     Most cannot process many of the materials found in common waste streams. Our system has no such limitations and can process all materials simultaneously regardless of composition.

     We believe there are a few other companies working on waste processing technologies that utilize plasma based technology that may be competitors; the exact state of their development is unknown to us.

     In addition to the above, we believe that other waste disposal methods may be considered as competition. These methods are summarized as follows:

          o landfill dumping: the least expensive, in the short term, and one of the most environmentally dangerous of all waste disposal methods.

          o Incineration: even though the permitting of new incinerator installations is being dramatically reduced, and the technology has fallen into great disfavor both in the U.S. and internationally, this rather primitive method of disposal is still presently accepted by many although the emissions produced are regarded as pollutants, and large quantities of toxic bottom ash and fly ash are produced and are eventually deposited into landfills in the community.

Strategic Alliances

     The strategic alliances we have entered to help further develop our market scope and penetration are set forth below. The agreements entered into with each strategic partner provide that we mutually seek opportunities that utilize our proprietary process and the particular expertise and know-how of the other strategic partner. The agreements also provides for the formation of mutually agreeable business arrangements concerning the commercialization of our system, and the termination by either company upon written notice, except for survival of confidentiality, and intellectual property provisions. The principal benefit each of these alliances bring to us is the ability to have expertise available to us on an as needed basis as we move forward and attempt to expand our business in areas which require our system and our strategic partner's expertise. Each represents a potentially significant revenue source. None of the alliances have any specific financial requirements on part of either party. Such requirements, if any, will be determined if and when a business opportunity materializes. Accordingly we do not give any effect to our strategic alliances in our financial statements, as there is no financial impact at this time. The benefit to each of our strategic alliance partners is the possibility of future revenue opportunities through the need for their specific area of expertise required by contracts with our customers.

Skidmore Owings & Merrill, LLP

     Skidmore Owings & Merrill is a privately held partnership that offers architectural and engineering services. The firm has offices in Chicago, New York, San Francisco, Los Angeles, Washington D.C., with affiliates in Hong Kong, London and Sao Paolo. Our agreement provides for Skidmore Owings & Merrill's participation, on a case-by-case basis, with the design and construction of facilities for Plasma Waste Converter resource recovery centers. The term of the Agreement is for three years expiring March 14, 2003, with a three-year renewable option. This alliance enables us to provide architectural design, plant engineering design, and construction management capabilities and support for large projects. The use of the Plasma Waste Converter configured for use in large-scale facilities represent a potential significant revenue source.

UXB International, Inc.

     UXB International, Inc., is a privately owned company, located in Ashburn, Virginia. UXB is one of the largest explosive ordnance disposal companies in the world. Unexploded ordnance and explosive ordnance refers to munitions and weapons such as landmines, rockets, bomblets, mortars, propellants and chemical warfare materiel that are found on military bases, firing and bombing ranges, and former war zones scattered throughout the world. Our agreement requires the parties to seek out sales opportunities employing the Plasma Waste Converter systems in both stationary and mobile configurations. We will supply the equipment and UXB will supply the knowledge and expertise in the highly technical and sensitive field of unexploded ordnance. Unexploded ordnance opportunities are a potential significant revenue source. The term of the agreement is five years and will expire on September 30, 2004. The agreement calls for automatic five-year renewals unless one party provides notice to the contrary to the other sixty days prior to the expiration date.

Ensign-Bickford Company

     Ensign-Bickford, founded in 1836, is a preeminent privately owned explosives manufacturing, engineering and services company with extensive experience and expertise in the field of advanced explosives, detonation and ordnance science and technologies for both private and government sector markets. Our agreement provides for us to work together to obtain contracts to sell equipment, products and services of both companies to process and destroy various forms of chemical weapons, demilitarization wastes and unexploded ordnance worldwide. We have been working together on non-incineration systems for the destruction of the U.S. Chemical Weapons Stockpile, and expect to work together to secure contracts using our Plasma Waste Converter and Ensign-Bickford's products and services for the remediation of munitions and radioactive waste. Ensign-Bickford provides us extensive experience in the area of advanced explosives, detonation, blasting and other ordnance science technologies. Sales for these markets represent a potential significant revenue source. Our agreement expires on March 28, 2001, with an automatic three-year renewal absent 60 days written notification by either party to the contrary.

Chase Environmental Corporation

     Chase Environmental is a privately owned company headquartered in Louisville, Kentucky comprised of engineers and scientists with extensive expertise in operating, siting, and obtaining permits for radioactive waste processing facilities. Chase has agreed to assist us in obtaining sales of our systems to customers generating radioactive wastes. Disposing of radioactive wastes require highly specialized knowledge. Chase's experience and reputation in this field adds a significant component to our ability to sell equipment in this sensitive and specialized market. The ability to penetrate this market could be a significant potential revenue source. This agreement expires on November 17, 2002, subject to an automatic five-year renewal absent 60 days written notification by either party to the contrary.

Bauer Howden Inc.

     Bauer Howden is currently manufacturing our systems in the U.S. in a modern, fully integrated, 80,000 square foot manufacturing and engineering facility in Bristol, Connecticut. This facility is also fully qualified as a production facility in manufacturing compliance with military and government specifications of the U.S. and other nations. As a strategic partner, Bauer Howden has committed to having the capacity to manufacture our systems on a large-scale basis if the need arises. This alliance has allowed us to use our resources for sales and marketing by eliminating the need for owning a manufacturing facility. Bauer Howden completed the design for, manufacture and assembly of the first Plasma Waste Converter and shipped it to the US Army at Aberdeen Proving Ground, Maryland. Our agreement expires on July 22, 2001.

Calumet Coach Company

     Calumet Coach of Calumet City, Illinois is a privately owned Company that has been building mobile units in both semi-trailer, and self-propelled configurations for the past fifty years, serving special health care, military and industrial applications throughout the world. Our agreement provides for incorporating Plasma Waste Converter into various semi-trailer and self-propelled mobile configurations for use in processing hazardous wastes in remote locations. The ability to design, market and sell Plasma Waste Converters in a vehicle mounted mobile configuration adds greater functionality and desirability to our system and creates a significant sales opportunity. The initial 3-year agreement ended on October 22, 1999. It has continued pursuant to automatic one-year extensions absent 60 days written notification by either party to the contrary. The current term expired on October 22, 2000, and we expect it to be renewed.

Intellectual property

     To date, we have not applied for and have not been issued any patents surrounding our proprietary plasma technology. We have released a number of invention disclosures to the law firm who advises us on matters involving our intellectual property. They are currently drafting applications for United States patents with respect to equipment invention disclosures and process invention disclosures and we may in the future file foreign applications for these patents. Our success depends, in part, on our ability to obtain patents, maintain trade secrecy for our proprietary information that is not patented, and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patents of others will not have an adverse effect on our ability to conduct business or that we will develop additional proprietary technology which is patentable or that any patents issued to us will provide competitive advantages or will not be challenged by third parties. We are currently the licensee of 3 existing U.S. patents: U.S. Patent 5516742, issued May 14, 1996, U.S. Patent 5710087, issued January 20, 1998, and U.S. Patent 5415891, issued May 16, 1995. The license agreement for Patent numbers 5516742 and 5710087 remains in effect until the last patent expires, presently estimated at November 14, 2014, or upon the expiration of any future patent based upon either patent. The agreement for Patent number 5415891 expires on November 29, 2014. The inventions covered by these patents and the related know how relate to increasing the commercial importance of Plasma Converted Gas, a synthesis gas produced when wastes are processed in the Plasma Waste Converter system. It is possible we may need to acquire licenses for, or to contest the validity of, issued or pending patents of third parties relating to our technology. There can be no assurance that any license under these patents would be made available to us on acceptable terms, if at all, or that we would prevail in any contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in bringing suits against other parties. We also protect our trade secrets and proprietary know-how and technology by non-disclosure agreements and non-compete agreements with our collaborators, employees and consultants. However, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, and that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

     The Company has released four invention disclosures related to its Plasma Waste Converter and StarCell technologies for the submission to the U.S. Patent and Trademark Office. In addition to the patent submissions, we have also filed registrations for our pre-existing Trademarks, Trade names and Copyrights.

Government regulation

     Our customers are required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act, as amended and the Occupational Safety and Health Act of 1970, which may require us, our prospective working partners or its customers to obtain permits or approvals to utilize the Plasma Waste Converter and related equipment on job sites. In addition, because we are marketing the Plasma Waste Converter internationally and expect those sales to represent a significant portion of our revenues, our customers will be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that these required permits and approvals would be obtained. Furthermore, particularly in the environmental remediation market, we may be required to conduct performance and operating studies to assure government agencies that the Plasma Waste Converter and its by-products do not prove to be environmental risks. There is no assurance that these studies, if successful, will not be more costly or time-consuming than anticipated. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, our prospective working partners and/or its customers may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. There can be no assurance that our system's performance will satisfy all of the applicable regulatory requirements.

Environmental matters

     Our customers operations are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of regulated materials. Although our role is generally limited to the sale or leasing of its specialized technical equipment for use by our customers, there is always the risk that equipment failures could result in significant claims against us. Any claims against us could materially adversely affect our business, financial condition and results of operations as well as the price of our common stock.

Manufacturing operations

     Our products and systems are presently being manufactured pursuant to a manufacturing agreement with Bauer Howden based on our engineering drawings, specifications and production methods. Bauer Howden is an experienced manufacturing company and also a strategic alliance partner. Bauer Howden is manufacturing our systems in the United States in a modern, fully integrated, 80,000 square foot manufacturing and engineering facility in Bristol, Connecticut. This facility is also fully qualified as a production facility in manufacturing, in compliance with the military and government specifications of the United States and many nations of the world.

Research and development

     While the principal research and development to produce commercial Plasma Waste Converters has been completed, we will continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have not been significant and have to date been entirely paid for and sponsored by the company. We will continue to develop and design operational improvements that will be primarily in the area of the use of the Plasma Converted Gas produced by the Plasma Waste Converter. The expenditures for research and development would be significantly increased if our current design and configuration of our larger Plasma Waste Converters does not operate in a manner consistent with our smaller unit and we were required to redesign the system.

     The company has not separately categorized or accounted for research and development expenditures on its financial statements through the period ending April 30, 2000. All such expenditures have been expensed as incurred. Until the fiscal year ended October 31, 1998 we were considered a development stage company. There were no material expenditures associated with research and development costs for the periods covering fiscal years 1997, 1998, 1999. In the twelve months ending October 31, 2000 we expensed $74,534 for research and development.

     We intend to expand our research and development efforts. In addition to conducting ongoing tests, demonstrations and enhancements of the Plasma Waste Converter, our efforts are expected to focus on the development of patentable proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen.

Employees

     As of October 31, 2000, we had thirteen full-time employees, including six with engineering degrees. From time to time, we hire contract engineers for particular projects and for a limited time. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment, and prohibiting them from competing with us. Our employees are not represented by any labor union, and we believe that our relations with our employees are satisfactory.

ITEM 2 - PROPERTIES:
-------------------

     Our corporate headquarters is located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897-2525 where we lease 5,800 square feet of office space from CD Station, LLC as landlord. The lease provides for monthly payments of $ 14,017, increasing annually from December 2002 to December 2004, when the lease expires. There is an option for us to extend the lease for a five (5) year term with the Landlord having the right to cancel the lease after two (2) years of the extended term if the buildings main tenant, The Common Fund, requires the additional space for their corporate offices.

     Our Product Showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 5,400 square feet of office space from Tunxis Management as landlord. The lease provides for monthly payments of $2,250 increasing annually to December 2005, when the lease expires.

     The following table listed below is the annual rent expense for the corporate headquarters at Wilton, Connecticut, and the Product showroom in Bristol, Connecticut:

                  Year                               Annual Rent
                  ----                               -----------
                  2001                                $195,313
                  2002                                 201,980
                  2003                                 214,446
                  2004                                 219,421
                  2005                                  45,408


ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

     As of the date of this report there are no outstanding legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth (4th) quarter of the year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
-----------------------------------------------------------------------
MATTERS:
--------

(a)      Market Information
         ------------------

From November 1995 through November 1, 2000 our common stock was traded on the OTC Bulletin Board under the ticker STHK. On November 2, 2000 our common stock began trading on the Nasdaq Small Cap Market under the symbol STHK. The table below shows the high and low bid of our Common Stock during the last quarters indicated.

                                                                  Bid
     Quarter Ended                                      High               Low
     -------------                                      ----               ---

     January 31, 2001 (through January 24, 2001)     $  9.88            $  5.38

     October 31, 2000                                $ 10.82            $  7.52
     July 31, 2000                                   $ 14.00            $  7.00
     April 30, 2000                                  $ 18.75            $  8.88
     January 31, 2000                                $  8.12            $  5.12

     October 31, 1999                                $  8.56            $  5.25
     July 31, 1999                                   $  9.71            $  6.00
     April 30, 1999                                  $  7.12            $  5.00
     January 31, 1999                                $  8.62            $  4.62

 (b)     Holders
         -------

As of January 24, 2001, there were 628 holders of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)      Dividends
         ---------

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the future to finance its operations. During the fiscal year 2000 the Company paid $491,316 in preferred dividends payable in additional shares of Series A Convertible Preferred Stock. On October 31, 2000 the Company had an accrued preferred dividend of $33,485 on its Series A Convertible Preferred Stock.



ITEM 6 - SELECTED FINANCIAL DATA:
--------------------------------

The selected financial data set forth below for the five years ended October 31, 2000 is derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

                                                          Year Ended October 31,
                                 ---------------------------------------------------------------------
                                     2000           1999           1998         1997          1996
                                     ----           ----           ----         ----          ----
Net sales                        $ 1,069,441     $2,268,964   $ 1,088,782   $    10,000    $    26,000

Loss from operations               2,731,336      1,346,399       473,733       897,855        664,424

Other income (expense)               319,093         68,071        14,664        20,497         (5,569)

Net loss                         $ 2,430,576    $ 1,289,192   $   463,051   $   877,908    $   670,493
                                 ===========    ===========   ===========   ===========    ===========
Earnings per share of weighted
average shares of common
stock outstanding                      (0.63)         (0.19)        (0.07)        (0.12)         (0.12)

Weighted-average number of
 shares of common stock
 outstanding                       7,430,838      6,875,999     6,887,736     6,695,316      5,482,268

Total assets                     $ 7,077,881    $ 6,374,818   $ 1,824,448   $ 1,201,870    $   391,610

Total liabilities                  1,196,596        359,458     1,163,774       188,063        444,667

Long-term obligations                 13,225          7,718             0             0              0
Cash dividends per share
for common stock                           0              0             0             0              0


                                                  14

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS:
-------------

Results of Operations

Comparison of Years Ended 2000 and 1999

Revenues. Our total revenues were $ 1,069,441 for the year ended October 31, 2000, as compared to $ 2,268,964 for the same period in 1999, a decrease of $ 1,199,523 or 52.9%. Our decrease in revenue was due to the fact that in the 1999 period we were working on the Army sub-contract, whereas for the year ended October 31, 2000, we were receiving no additional revenue from the Army sub-contract as we had completed the Assembled Chemical Weapons Assessment Army
(ACWA) Project. In addition to the above, revenues were lower than expected due to delays in progress payment for the three systems we had contracted to build during that period for Taiwan, South Africa and Japan. While initial deposits of varying amounts have been received for these systems, and preliminary design work was completed, their manufacture has been delayed at the request of the purchasers for reasons unrelated to our ability to manufacture and ship as contracted.

Gross Profit. Our gross profit was $266,814 for the fiscal year ended October 31, 2000 an increase of $136,109 or 104.0% from the same period in 1999. Our gross margins on revenue were 24.9% for the year ended October 31, 2000. The improved gross profit margins for the year ended October 31, 2000 were attributable to revenues earned from the final payment fee from the US Army for the Assembled Chemical Weapons Assessment Army (ACWA) Project, improved profit margins associated with our strategic agreement with UXB International, and lower associated costs related to our distributors. For the year ended October 31, 1999 lower gross profit margins resulted mainly from the higher than expected initial costs relating to the Assembled Chemical Weapons Assessment Army (ACWA) project.

General and administrative expenses. Our general and administrative expenses for the year ended October 31, 2000 were $2,068,236 an increase of $591,133, or 40.1%, from the same period in 1999. The significant acceleration in expenses is due to substantial increases in the following areas: hiring additional professional and administrative personnel to support our operations, international and domestic travel, printing expenses related to required SEC filings, office rental expenses, professional services fees and insurance expenses.

Research and development expenses. Our research and development expenses for the year ended October 31, 2000 were $74,534 up 100.0%, from the same period in 1999 during which no research and development expenses were reported. The increase is due to costs related to improved design and engineering of our Plasma Waste Converter, and the development of StarCell.

Selling Expenses. Our selling expenses for the year ended October 31, 2000 were $855,380, an increase of $788,522, or 1,179%, from the similar period 1999. The increase is due to salaries for existing personnel, higher marketing and demonstration cost.

Interest income. Our interest income for the year ended October 31, 2000 was $324,221, as compared to $101,520 in the similar period 1999 and increase of 219.0%. The increase is due to higher cash balances as a result of the completed preferred private placement dated October 20, 1999, and warrants that were exercised during the year 2000.

Income taxes. Income taxes for the year ended October 31, 2000 were $18,333 as compared with $10,864 in the similar period 1999. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have loss carry forwards of $5.6 million to offset against future profits.

Comparison of Years Ended 1999 and 1998

Revenues. Our total revenues for the year ended October 31, 1999 were $2.3 million, an increase of $1.2 million, or 108%, from the year ended October 31, 1998. Our increase in revenue was due to the award of the ACWA Army sub contract, which we demonstrated at the Aberdeen Proving Grounds. This Army sub contract represented 98% of revenues for both years ended October 31, 1999 and 1998.

Gross Profit. Our gross profit was $131,000 for the year ended October 31, 1999 a decrease of $511,000, or 80% from the year ended October 31, 1998. Our gross margins on revenue was 5% for the year ended October 31, 1999 compared to gross margins on revenue of 59% for the year ended October 31, 1998. The 1999 decrease in gross profit margin resulted mainly from the completion of the demonstrations for the Army ACWA program at Aberdeen Proving Grounds.

General and administrative expenses. Our general and administrative expenses for the year ended October 31, 1999 were $1.2 million, an increase of $491,000, or 74%, from the year ended October 31, 1998. The increase is due to a higher level of salaries as a result of the hiring additional personnel to support our growth, professional fees, insurance, stockholder relations.

Selling Expenses. Our selling expenses for the year ended October 31, 1999 were $321,000, an decrease of $130,000, or 29%, from $451,000 for the year ended October 31, 1998. The decrease is due to lower customer demonstration activity at Aberdeen Proving Grounds.

Interest expense. Our interest expense for the year ended October 31, 1999 was $33,000, an increase of $24,000, or 266%, from $9,000 for the year ended October 31, 1998. The increase is due to interest expenses relating to a note payable to Connecticut Development Authority.

Interest income. Our interest income for the year ended October 31, 1999 was $101,000, an increase of $78,000, or 339%, from $23,000 for the year ended October 31, 1998. The increase is due to higher cash balances as a result of a private placement completed on October 20, 1999.

Income taxes. Income taxes for the year ended October 31, 1999 were $11,000 as compared with $4,000 in the similar period 1998.

Comparison of Years Ended 1998 and 1997

Revenues. Our total revenues for the year ended October 31, 1998 were $1.1 million an increase of $1.1 million, or 11,000% over the $10,000 in revenues for the year ended October 31, 1997. Our increase in revenue was due to the award of the ACWA Army sub contract. This Army sub contract represented 98% of revenues in the year ended October 31, 1998 compared to 0% of revenue in the year ended October 31, 1997.

Gross Profit. Our gross profit was $643,000 for the year ended October 31, 1998 an increase of $633,000 or 6,300% from the year ended in October 31, 1997. Our gross margins on revenue were 59% for the year ended October 31, 1998, our first year that we were not classified as a development stage company. Our gross margins were derived from the Army in 1998. In 1997 we had $10,000 in consulting fees.


General and administrative expenses. Our general and administrative expenses for the year ended October 31, 1998 were $665,000 a decrease of $17,000, or 2%, from the year ended October 31, 1997. The decrease was due primarily to lower legal fees and automobile expense.

Selling Expenses. Our selling expenses for the year ended October 31, 1998 were $451,000, an increase of $225,000, or 99%, from $226,000 for the year ended October 31, 1997. The increase is due to higher salary costs, higher travel costs, and higher printing and material costs.

Interest expense. Our interest expense for the year ended October 31, 1998 and 1997 was $9,000.

Interest income. Our interest income for the year ended October 31, 1998 was $24,000, a decrease of $6,000, or 20%, from $30,000 for the year ended October 31, 1997. The decline in interest income was attributable to a reduction in our cash balances for the funding of working capital, and design work.

Income taxes. Income taxes for the year ended October 31, 1998 were $4,000 as compared with $550 in the similar period for 1997.

Liquidity and Capital Resources

The Company had working capital of $4,663,365 as of October 31, 2000 and had cash and cash equivalents of $5,221,154 as of that date.

Working capital was provided primarily by fees earned on ordered PWC systems, exercising of warrants/options, and consulting fees. We have and will continue to be dependent upon the deposits from the sale of equipment, equipment sales, and public or private sale of securities. It is anticipated that our capital requirements for future periods will increase and future needs are anticipated from the above sources and from cash generated from the operations of our business.

Working capital for the year ended October 31, 2000, was primarily a result of fees for services. Additional revenue was provided from Burns and Roe's final fee payment related to the ACWA program, billings for consulting services, and distributorship revenue. We believe that cash generated from operations, our current cash balances, and other sources of capital, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 24 months. This will provide us with the financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development, research and development, strategic alliances and ventures and/or acquisitions.

In the period November 1, 1999 thru October 31, 2000 we received proceeds of $1,800,463 from 514,418 warrants that were exercised at $3.50 per share. During the same period we received proceeds of $198,702 from 22,078 warrants that were exercised at $9.00 per share. On October 24, 2000 the Connecticut Development Authority Development exercised 15,000 warrants at $7.00 per share for total proceeds of $105,000. We also received $50,000 in proceeds relating to 10,000 options that were exercised at $5.00 per share.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturity with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills.

For the year ended October 31, 2000 we declared four quarterly dividends on our Series A Convertible Preferred stock in the aggregate amount of $491,316, which was paid by the issuance of 49,132 shares of Series A Convertible Preferred stock.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
----------------------------------------------------
Financial Statements and Supplementary data and the Independent Auditors Report thereon are listed and included Part IV, Item 14 of this Form 10-K..

ITEM 9 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE:
--------------------
None

                                    PART III

               Directors and Executive Officers of the Registrant

Note: The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Instruction G for Form 10-K) since the Company is filing with the Commission (by no later than February 28, 2001), a definitive proxy statement pursuant to Regulation 14A, which involves the election of Directors at the annual shareholders' meeting of the Company, expected to be held on or about March 8, 2001.

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 2000, 1999 and 1998

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 2000, 1999 and 1998







Independent Auditors' Report................................................F-1

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Changes in Stockholders' Equity..................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to the Consolidated Financial Statements.......................F-6 - F-14

KOSTIN                                                 345 North Main Street
RUFFKESS                                               West Hartford, CT  60117
& COMPANT, LLC                                         Main Line: (860)236-1975
                                                       Toll Free: (800)236-KRCO
                                                       Fax:       (860)236-1783
                                                       Web:       www.kostin.com

                           West Hartford . New London

Buisness Advisors and Certified Public Accountants


To the Board of Directors
Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation as of October 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2000 and 1999, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with generally accepted accounting principles.





West Hartford, Connecticut
January 8, 2001



                               STARTECH ENVIRONMENTAL CORPORATION

                                   Consolidated Balance Sheets

                                    October 31, 2000 and 1999

                                                                         2000          1999
         Assets
Current assets:
     Cash                                                            $ 5,221,154    $ 5,496,280
     Accounts receivable                                                 338,000        512,066
     Inventory                                                           273,706           --
     Other current assets                                                 13,876          8,903
                                                                     -----------    -----------
         Total current assets                                          5,846,736      6,017,249

Equipment, at cost, net of accumulated depreciation                    1,157,950        135,383

Other assets                                                              73,195        222,186
                                                                     -----------    -----------
                                                                     $ 7,077,881    $ 6,374,818
                                                                     ===========    ===========

     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                $   449,216    $   245,574
     Capital lease - short-term                                           23,907          8,057
     Other accrued expenses                                              710,248         98,109
                                                                     -----------    -----------
         Total current liabilities                                     1,183,371        351,740

Long-term liability:
     Capital lease payable                                                13,225          7,718
                                                                     -----------    -----------
         Total liabilities                                             1,196,596        359,458
                                                                     -----------    -----------
Stockholders' equity:
     Preferred stock; no par value;  10,000,000 shares authorized;
         502,220, and 696,978 shares issued and outstanding at
         October 31, 2000 and 1999, respectively (aggregate
         liquidation preference of $5,022,220 and $6,969,780 at
         October 31, 2000 and 1999, respectively)                      4,641,483      6,384,199
     Common stock; no par value;  800,000,000 shares authorized;
         shares issued and outstanding: 8,085,660 at October 31,
         2000 and 6,905,257 at October 31, 1999                        7,532,267      2,984,219
     Additional paid-in capital                                        1,742,745            300
     Deficit                                                          (8,035,210)    (3,353,358)
                                                                     -----------    -----------
         Total stockholders' equity                                    5,881,285      6,015,360
                                                                     -----------    -----------
                                                                     $ 7,077,881    $ 6,374,818
                                                                     ===========    ===========


             The accompanying notes are an integral part of the financial statements





                          STARTECH ENVIRONMENTAL CORPORATION

                         Consolidated Statements of Operations

                  For The Years Ended October 31, 2000, 1999 and 1998



                                                       Year Ended October 31,
                                                       ----------------------

                                               2000           1999           1998

Revenues                                   $ 1,069,441    $ 2,268,964    $ 1,088,782

Cost of goods sold                             802,627      2,138,259        446,222
                                           -----------    -----------    -----------

Gross profit                                   266,814        130,705        642,560


Selling, general and administrative
  expenses                                   2,998,150      1,477,104      1,116,293
                                           -----------    -----------    -----------


Loss from operations                        (2,731,336)   ( 1,346,399)   (   473,733)
                                           -----------    -----------    -----------

Other income (expense):
   Interest income                             324,221        101,521         23,664
   Interest expense                        (     5,128)   (    33,450)   (     9,000)
                                           -----------    -----------    -----------

      Total other income                       319,093         68,071         14,664
                                           -----------    -----------    -----------

Income tax expense                              18,333         10,864          3,982
                                           -----------    -----------    -----------

Net loss                                   $(2,430,576)   $(1,289,192)   $  (463,051)
                                           ===========    ===========    ===========




Net loss                                   $(2,430,576)   $(1,289,192)   $  (463,051)

Less preferred dividends                     2,251,276         16,016           --
                                           -----------    -----------    -----------

Loss attributable to common shareholders   $(4,681,852)   $(1,273,176)   $  (463,051)
                                           ===========    ===========    ===========

Net loss per share                         $     (0.63)   $     (0.19)   $     (0.07)
                                           ===========    ===========    ===========

Average common
  shares outstanding                         7,430,838      6,875,999      6,887,736
                                           ===========    ===========    ===========


        The accompanying notes are an integral part of the financial statements

                                          F-3



                                                STARTECH ENVIRONMENTAL CORPORATION
                                    Consolidated Statements of Changes in Stockholders' Equity
                                        For The Years Ended October 31, 2000, 1999 and 1998

                                                                                                         Additional
                                                  Common                   Preferred                      Paid-In
                                                  Shares       Amount        Shares        Amount         Capital        Deficit

Balance, October 31, 1997                       7,013,552   $ 2,598,606          --      $      --      $       300   $(1,585,099)

Shares issued during the year
   for services rendered                           34,544       109,918          --             --             --            --
Shares returned and cancelled
   as the result of a lawsuit                  (  202,131)         --            --             --             --            --
Net loss during the year
   ended October 31, 1998                            --            --            --             --             --      (  463,051)
                                              -----------   -----------   -----------    -----------    -----------   -----------
Balance, October 31, 1998                       6,845,965     2,708,524          --             --              300    (2,048,150)

Shares issued during the year
   for services rendered                           45,792       226,445          --             --             --            --
Shares issued for cash                             13,500        49,250       696,978      6,384,199           --            --
Net loss during the year
   ended October 31, 1999                            --            --            --             --             --      (1,289,192)
Dividends                                            --            --            --             --             --         (16,016)
                                              -----------   -----------   -----------    -----------    -----------   -----------
Balance, October 31, 1999                       6,905,257     2,984,219       696,978      6,384,199            300    (3,353,358)

Preferred shares converted to common shares       430,765     2,234,032      (243,890)    (2,234,032)          --            --

Shares issued during the year
   for services rendered                           14,918       136,338          --             --             --            --
Shares issued for cash                            561,496     2,154,165          --             --             --            --
Shares issued for 401(k) plan                       2,106        23,513          --             --             --            --
Shares issued in lawsuit settlement               171,118          --            --             --             --            --
Net loss during the year
   ended October 31, 2000                            --            --            --             --             --      (2,430,576)
Accretion of dividend on preferred shares            --            --            --             --        1,742,445    (1,742,445)
Dividends                                            --            --          49,132        491,316           --      (  508,831)
                                              -----------   -----------   -----------    -----------    -----------   -----------
Balance, October 31, 2000                       8,085,660   $ 7,532,267       502,220    $ 4,641,483    $ 1,742,745   $(8,035,210)
                                              ===========   ===========   ===========    ===========    ===========   ===========


                              The accompanying notes are an integral part of the financial statements

                                                               F-4




                           STARTECH ENVIRONMENTAL CORPORATION

                          Consolidated Statements of Cash Flows

                   For The Years Ended October 31, 2000, 1999 and 1998


                                                          Year Ended October 31,
                                                          ----------------------

                                                  2000           1999           1998

Cash flows from operating activities:
   Net  loss                                  $(2,430,576)   $(1,289,192)   $  (463,051)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Expenses paid for through the
       issuance of common stock                   136,338        226,445        109,918
     401(k) match through issuance
       of common shares                            23,513           --             --
     Depreciation                                  51,849         16,847          1,396
     (Increase) decrease in:
        Accounts receivable                       174,066        380,407    (   892,473)
        Prepaid expense                              --             --           65,333
        Inventory                                (273,706)       552,454    (   552,454)
        Other current assets                       (4,973)    (    7,537)   (     1,366)
        Other assets                              148,991     (  120,072)   (    53,617)
     Increase (decrease) in:
        Accounts payable                          203,642     (  446,556)       624,962
        Accrued expenses                          594,670     (  289,551)       350,749
                                              -----------    -----------    -----------

Net cash used in operating activities          (1,376,186)    (  976,755)   (   810,603)
                                              -----------    -----------    -----------

Cash flows used in investing activities:
     Purchase of equipment                     (1,033,298)    (   15,655)   (    20,969)
                                              -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from preferred stock issuance          --        6,284,199           --
     Proceeds from common stock issuance        2,154,165         49,250           --
     Proceeds from notes payable                     --          750,000           --
     Repayment of notes payable                      --       (  750,000)          --
     Repayment of capital lease payable        (   19,761)    (    1,227)          --
     Dividends on preferred shares             (       46)          --             --
                                              -----------    -----------    -----------

Net cash provided by financing activities       2,134,358      6,332,222           --
                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                  (  275,126)     5,339,812    (   831,572)

Cash and cash equivalents, beginning            5,496,280        156,468        988,040
                                              -----------    -----------    -----------

Cash and cash equivalents, ending             $ 5,221,154    $ 5,496,280    $   156,468
                                              ===========    ===========    ===========


         The accompanying notes are an integral part of the financial statements

                                          F-5

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998



Note 1 - Summary of Significant Accounting Policies:

Principles of Consolidation
---------------------------

The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Company's Activities
--------------------

The Company is an environmental technology corporation dedicated to the development, production and marketing of low cost waste minimization, resource recovery, and pollution prevention systems that convert waste into valuable commodities. The Company is no longer considered to be in the development stage as revenues from shipments and services performed have begun to be recognized in calendar year 1999.

Basis of Presentation
---------------------

On November 17, 1995, Startech Environmental Corporation, formerly Kapalua Acquisitions, Inc., was acquired in a reverse acquisition, in which all the then issued and outstanding shares of common stock of Startech Corporation were exchanged for 4,000,000 shares of Kapalua Acquisitions, Inc.'s common stock. After the acquisition and exchange of stock, the former shareholders of Startech Corporation owned 80.5% of the common stock of Kapalua Acquisitions, Inc. Subsequent to November 17, 1995, Kapalua Acquisitions, Inc. filed registration statements with the Securities and Exchange Commission to register certain securities.

On January 2, 1996, Kapalua Acquisitions, Inc. changed its name to Startech Environmental Corporation. The financial statements of Startech Environmental Corporation include all of the accounts of Startech Corporation. This acquisition has been accounted for under the purchases method in the accompanying financial statements.

Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of delivery. Revenues earned from consulting and design services are recognized when the services are complete.

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 2000, 1999 and 1998, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.



                                     STARTECH ENVIRONMENTAL CORPORATION

                               Notes To The Consolidated Financial Statements

                             For The Years Ended October 31, 2000, 1999 and 1998



Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The primary investments will be high quality commercial paper, U.S. Treasury Notes, and T-Bills.
Regarding supplementary cash flows information, income taxes paid were $18,333 for the year ended October 31, 2000, $2,577 for the year ended October 31, 1999 and $3,982 for the year ended October 31, 1998. Interest paid in 2000 was $5,128 and $33,450 in 1999. No interest was paid for the years ended October 31, 1998.
The Company also had the following non-cash transactions:

                                                    2000
                                                    ----
                                                                               Shares               Amount
                                                                               ------               ------

Common shares issued for services rendered in 2000                              14,918          $    136,338
Common shares issued for 401(k) match                                            2,106                23,513
Series A convertible preferred shares converted to common shares               243,890             2,234,032
Accretion of dividends associated with the issuance of the convertible
    preferred shares                                                              --               1,742,445
Equipment acquired through capital lease                                          --                  41,118
Accrued dividends on the preferred stock                                          --                  33,485

                                                    1999
                                                    ----
                                                                               Shares               Amount
                                                                               ------               ------

Common shares issued for services rendered in 1999                              45,792          $    226,445
Preferred stock issued to repay notes payable                                   10,000               100,000
Demonstration equipment transferred from inventory to equipment                   --                 100,000
Equipment acquired through capital lease                                          --                  17,002
Accrued dividends on the preferred stock                                          --                  16,016


                                                    1998
                                                    ----
                                                                               Shares               Amount
                                                                               ------               ------

Issued shares for services rendered in 1998                                     34,544          $    109,918
Shares returned and cancelled in 1998                                       (  202,131)                 --

Inventory
---------

Inventory consists of raw materials and work in process, and is stated at lower of cost or market. Cost is determined by the first-in, first-out method.

                                                    F-7

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998



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

Other Assets
------------

Other assets consist of security deposits on office leases and utility deposits in 2000. Other assets consist of deposits on the purchase of office furniture, inventory and the deposit on the office lease in 1999.

Income Taxes
------------

Income taxes consist of State taxes on capital. The Company has net operating loss carryforwards of approximately $5,600,000 expiring in various years through 2015. The deferred tax asset arising from the carryforwards has been fully reserved against, since the likelihood of realization cannot be determined.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Company has 2,799,249 potential common shares, 2,325,190 potential common shares, and 758,276 potential common shares in 2000, 1999, and 1998, respectively, that were not used in the computation of diluted earnings per share because they would have been anti-dilutive for each of the three years ended October 31, 2000, 1999 and 1998. The Company has issued 93,217 additional common shares through January 8, 2001.

Off Balance Sheet Risk
----------------------

The Company had more than $100,000 in a single bank during the year. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. However, management does monitor the financial condition of the institution where these funds are invested.

Note 2 - Inventory:
------------------

Inventory consists of the following at October 31, 2000:

     Raw materials                                              $148,616
     Work in process                                             125,090
                                                              ----------
     Total inventory                                          $  273,706
                                                              ==========

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998




Note 3 - Property, Plant and Equipment:
--------------------------------------

Equipment is summarized by major classifications as follows:
                                                            2000         1999
                                                            2001

   Computer equipment                                   $    79,358   $   23,250
   Demonstration equipment                                  114,720      114,720
   Furniture and fixtures                                   149,867        1,653
   Vehicles                                                  14,002       14,002
   Leasehold improvements                                    78,361         --
                                                        -----------   ----------
                                                            436,308      153,625
   Less: accumulated depreciation                            70,092       18,242
                                                        -----------   ----------
                                                            366,216      135,383
   Cost of demonstration equipment being manufactured       791,734         --
                                                        -----------   ----------

   Total property, plant and equipment                  $ 1,157,950   $  135,383
                                                        ===========   ==========

Note 4 - Operating Lease:
------------------------

The Company leases its offices in Wilton and Bristol, Connecticut, under lease agreements that expire in December 2004 and October 2005. Rental expense for the years ended October 31, 2000, 1999 and 1998, were $163,042, $28,847, and
$24,531, respectively. There is an option for the Company to extend the Wilton, Connecticut lease for a five year term with the Landlord having the option to cancel after two years. Annual non-cancelable rent payments for the next five years are as follows:

          October 31,
          -----------
             2001                      $  195,313
             2002                         201,980
             2003                         214,446
             2004                         219,421
             2005                          45,408

Note 5 - Note Payable:
---------------------

On December 29, 1998, the Company entered into a short-term loan agreement for $750,000 with the Connecticut Development Authority (CDA). The note bore interest at a rate of 6.55% and was due within one year or the completion of a public offering, whichever came first. The note was collateralized by the assets of the Company. In addition, an officer/shareholder has personally guaranteed up to 28% of the balance and another officer/shareholder has pledged 100,000 shares of his common stock of the Company. This note was paid off with proceeds from the issuance of the preferred stock.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998



Note 6 - Stockholders' Equity:
-----------------------------

Preferred Stock
---------------

During 1999 the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. The Company incurred commissions and issuance costs of $585,581 in connection with issuance. The shares are convertible into the Company's common stock, four months after the closing date, at a rate determined by dividing the purchase price per share ($10) by eighty percent of the market price per share of common stock from the average closing price for the previous five trading days. However, in no event shall the conversion price be less than $4 per share, or more than $6 per share. On September 15, 2002, the convertible preferred stock may be redeemed at the option of the Company for $10 per share, plus all accumulated and unpaid dividends. If not redeemed, the shares will automatically be converted to common shares at $5 per share, or the current market price of the common shares. The dividends shall be paid in additional convertible preferred stock, and are payable on the last business day of March, June, September, and December. During the year ended October 31, 2000, 243,890 preferred shares were converted to common shares.

Warrants
--------

In conjunction with the issuance of the preferred stock in 2000, the Company issued Warrants to purchase 396,464 shares of common stock at a price of $15.00 per share. These Warrants will expire on August 31, 2001, provided the average closing bid prices of the common stock for the previous thirty trading days is $16.50 or higher. In the event the common stock is lower than $16.50 per share, the exercise period of the Warrants will be extended until the common stock exceeds $16.50 per share for ten consecutive trading days. At that point, the Company can give the Warrant holders thirty days' notice that the Warrants will expire. Should the Company choose not to cause the expiration of the Warrants sooner, they will expire on August 31, 2004.

In June 2000 the Company issued to the Connecticut Development Authority (CDA) Warrants to purchase 433,268 shares of our common stock at $7.00 per share. The CDA Warrants are exercisable at any time through December 31, 2001. The CDA Warrants provide for a limit on the shares of common stock that can be sold upon exercise of the CDA Warrants during any five day period equal to 7.0% of the average weekly reported trading volume of the common stock during the four calendar weeks preceding the date of sale. In addition if on or before July 1, 2002 the holder publicly sells any shares of our common stock at a price per share less than $7.00, we shall pay the holder an amount equal to his realized loss in cash or, at our discretion, in shares of our common stock valued at the current market price at the time of payment or in any combination of cash and shares. If we have paid the holder on account of a realized loss and later, but not later than July 1, 2002, the holder publicly sells additional shares at a price per share greater than $7.00, the holder shall promptly repay to us an amount equal to the lesser of (1) the amount by which the aggregate proceeds from such sale exceeds $7.00 and (2) the total realized loss previously paid by us to the holder. The repayment to us may be made in cash or in shares of common stock valued at the current market price at the time of repayment or in any combination of cash and shares. As of October 31, 2000, 15,000 CDA Warrants have been exercised.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998




Note 7 - Non-qualifying Stock Option Plan:
-----------------------------------------

1995 Stock Option Plan
----------------------

In November 1995, the Company registered 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2000 and 1999, the Company issued 895,000 and 20,000 stock options, respectively. The options have an exercise price of $6.12 and $5.00 per share, respectively. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of October 31, 2000, 325,589 options have not been granted.

Options outstanding - 1995 Plan

Options outstanding, October 31, 1997                       --
Options granted in 1998                                   34,544
Options exercised in 1998                               ( 34,544)
                                                       ---------
Options outstanding, October 31, 1998                       --
Options granted in 1999                                   20,000
                                                       ---------
Options outstanding, October 31, 1999                     20,000
Options granted in 2000                                  895,000
Options exercised in 2000                               ( 10,000)
Options expired in 2000                                 (   5000)
                                                       ---------

Options outstanding, October 31, 2000                    900,000
                                                       =========

2000 Stock Option Plan
----------------------

Our 2000 Stock Option Plan was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The plan authorizes the issuance of up to 1,000,000 shares of our common stock. No options have been granted to date.

The plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-statutory stock options. Our officers, directors, employees and consultants, and employees and consultants of our majority-owned affiliated companies, are eligible to receive awards under the plan.

The options may be granted at an exercise price greater than or equal to the fair market value of our common stock on the date of grant or not less than 110% of the fair market value in the case of incentive stock options granted to persons holding more than 10% of the voting power of the Company. Fair market value for purposes of the plan is the closing market price of our common stock on the relevant date.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998


Note 7 - Non-qualifying Stock Option Plan:  (Continued)
-----------------------------------------

The plan is administered by our compensation committee. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The committee has the right to alter the terms of any option when granted or while outstanding pursuant to the terms of the plan, except the option price.

All options automatically become excisable in full in the event of a change in control, as defined in the 2000 plan, death or disability of the option holder or as decided by the compensation committee. Upon retirement, options held at least one year become exercisable in full. If an option holder's employment with us is terminated for any reason, except death, disability or retirement, the option holder has three months in which to exercise an option, but only to the extent exercisable immediately after termination, unless the option by its terms expires earlier. Termination or other changes in employment status may affect the exercise period.

Note 8 - Major Customers:
------------------------

Approximately 87 percent of revenues were derived from three major customers in 2000, and approximately 98 percent of revenues were derived from one major customer in 1999 and 1998, respectively.

Note 9 - Capital Lease Payable:
------------------------------

The Company has entered into capital lease obligations for computer and telephone equipment. The terms of the leases range from 24 to 39 months, with principal and interest due in monthly installments ranging from $105 to $500 at rates ranging from zero to 32.3%. The equipment was capitalized at $58,119 and is being depreciated over five to seven years. Depreciation expense for 2000 was $8,608 and accumulated depreciation at October 31, 2000, is $9,468.

           Total remaining lease payments:
                 2001                                $    27,614
                 2002                                     11,114
                 2003                                      3,055
                                                     -----------
                                                          41,783
           Less: unamortized interest                      4,651
                                                     -----------
                                                          37,132
           Less:  current portion                         23,907
                                                     -----------
                                                     $    13,225
                                                     ===========

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998



Note 10 - Fair Value of Financial Instruments:
---------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and other current assets are carried in the accompanying balance sheets at cost, which is a reasonable estimate of their fair value. Accounts payable, capital lease payable and accrued expenses are also carried at cost, which is a reasonable estimate of their fair value.

                                      Carrying              Estimated
                                       Amount              Fair Value
                                       ------              ----------

ASSETS:
     Cash                          $   5,221,154         $   5,221,154
     Accounts receivable                 338,000               338,000

LIABILITIES:
     Accounts payable                    449,216               449,216
     Capital lease payable                37,132                37,132
     Accrued expenses                    710,248               710,248

Note 11 - Commitments:
---------------------

The Company has an agreement with certain individuals for the use of certain patents. The agreement provides for monthly payments of $1,000, plus five percent of sales related to these patents, and has no expiration date. The Company has also entered into agreements to pay for services through the issuance of common shares, totaling 14,918 shares with a value of $136,338.

Note 12 - Employee Benefit Plan:
-------------------------------

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended October 31, 2000 were $23,513, which was paid through the issuance of 2,106 shares of our common stock

Note 13 - Research and Development Costs:
----------------------------------------

Research and development costs are charged to operations when incurred. The amount charged in 2000 was $74,534. No expenses were incurred in 1999 and 1998.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2000, 1999 and 1998



Note 14 - Subsequent Event:
--------------------------

On November 1, 2000, the Company entered into employment agreements with four of its executives. Three of the agreements are for a term of four years, and one is for three years. The agreements provide for salaries ranging from $140,000 to $195,000. Three of the agreements require the Company to grant each executive no less than 10,000 common stock options each year. In the event of a change in control of the Company the agreements provide the executives with severance benefits that include: a lump sum payment of 150% of the amount the executive would have earned if he had received his salary payments through the expiration date of this agreement; an additional lump sum payment of $250,000; an immediate vesting of all options awarded to the executive as part of this agreement; an immediate right to sell the shares obtained through the exercise of those options without restriction as to dates, times or amounts, immediate vesting and transfer of ownership of all life insurance policies, and life and health benefits, including supplemental, vision and dental benefits if applicable, in an equal or better plan than the one currently provided to the executive and his family by the Company for a period of three years from the date of termination or constructive termination. In the event any payment or benefit received, or to be received, by the executive in connection with the termination of his employment, whether pursuant to his agreement or otherwise, is determined to be an excess parachute payment as defined in the Internal Revenue Code, and thus subject to the 20 percent Federal Excise tax, the amount of the benefits payable under his Agreement will be reduced until they are no longer subject to such tax.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
-------------------------------------------------------------------------

(a)       (1) Financial Statements
              --------------------

               The financial statements are listed below and included under Item 8, are filed as part of this report.

               Report of Independent Auditors

               Consolidated balance sheet at October 31, 2000 and October 31,
               1999

               Consolidated statement of operations for each of the three years in the period ended October 31, 2000

               Consolidated statement of changes in stockholder's equity for each of the three years in the period ended October 31,2000

               Consolidated statement of cash flows for each of the three years ended October 31, 2000

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

Item 14.  Exhibits and Financial Statement Schedules

14(b)     Exhibits

2.        Plan of Reorganization
          ----------------------

          (2)(a) Agreement and Plan of Reorganization between Company and Kapalua Acquisitions, Inc. dated November 17, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 1995, Commission File No. 0-25312)

3.        Articles of Incorporation of the Company
          ----------------------------------------

          (3)(a) Articles of Incorporation of Startech (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on February 19, 1995, Commission File No. 0-25312)

          (3)(a)i Articles of Amendment to the Articles of Incorporation*

          (3)(b) By-Laws of Startech (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on February 19, 1995, Commission File No. 025312)

          (3)(c) Amendment to by-Laws of Startech dated January 24, 2000*

4.        Instruments defining the rights of security holders, including
          --------------------------------------------------------------
          indentures
          ----------

          (4)(a) Form of Common Stock Certificate **

          (4)(b) Form of Convertible Preferred Stock Certificate *

          (4)(c) Form of Warrant Agreement*

          (4)(d) Stock Subscription Warrant dated December 29, 1998 between the Company and the Connecticut Development Authority ("CDA")**

          (4)(e) Amendment to Stock Subscription Warrant dated March 31, 1999 between the Company and CDA**

          (4)(f) Second Amendment to Stock Subscription Warrant dated June 15, 2000 between the Company and CDA**

10.       Material Contracts
          ------------------

          (10)(a) 2000 Stock Option Plan*

          (10)(b) 1995 Stock Option Plan (incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form S-8, filed in November, 1995, Commission File No. 33-99790)

          (10)(c) Loan Agreement Dated December 29, 1998 between the Company and CDA**

          (10)(d) Term Sheet for Preferred Stock dated August 17, 1999, between the Company and Paradigm Group, LLC**

          (10)(e) Strategic Alliance Agreement dated July 22, 1996 between the Company and Bauer Howden, Inc.**

          (10)(f) Strategic Alliance Agreement dated October 25, 1996 between the Company and Calumet Coach Company**

          (10)(g) Strategic Alliance Agreement dated November 10, 1997 between the Company and Chase Environmental Group, Inc.**

          (10)(h) Strategic Alliance Agreement dated April 17, 1998 between the Company and the Ensign - Bickford Company**

          (10)(i) Strategic Alliance Agreement dated September 30, 1999 between the Company and UXB International Inc.**

          (10)(j) Strategic Alliance Partner Agreement dated March 14, 2000 between the Company and Skidmore, Owings & Merrill LLP**

          (10)(k) Lease Agreement dated September 16, 1999 between the Company and the CD Station, LLC.**

          (10)(l) Form of Distributor Agreement**

          (10)(m) Patent License Agreement dated November 9, 1998 between the Company and Rollan C. Swanson M.D. and Eleonora Swanson.**

          (10)(n) License of Technology Agreement dated November 29, 1999 between the Company and Media and Process Technology Inc.**

          (10)(o) Employment Agreement dated November 1, 2000 between the Company and Joseph F. Longo ****

          (10)(p) Employment Agreement dated November 1, 2000 between the Company and Joseph F. Klimek ****

          (10)(q) Employment Agreement dated November 1, 2000 between the Company and Kevin M. Black ****

          (10)(r) Employment Agreement dated November 1, 2000 between the Company and Robert L. DeRochie ****

16.       Letter re change in certifying accountant
          -----------------------------------------

          (16)(a) Letter, Re: Changes in Certifying Accountant (Incorporated by reference to the Company's Current Report on Form 8-K dated January 28,1997 File No. 0-25312)

21.       Subsidiaries of the registrant
          ------------------------------

          Startech Corporation, a Colorado corporation doing business under the name of Startech Corporation ****

23.       Consent of experts and counsel
          ------------------------------

          The Consent of Kostin, Ruffkess & Company, LLC ****

27.       Financial Data Schedule
          -----------------------

          Filed herewith****

     **** Filed herewith

     *** Filed with Amendment No. 3 to the Registration Statement on Form S-1, filed on September 20, 2000, Commission File No. 333-35786.

     ** Filed with Amendment No 1. to the Registration Statement on Form S-1 filed on July 7, 2000, Commission File No. 333-35786

     * Filed with the Registration Statement on Form S-1 on April 27, 2000, Commission File No. 333-35786

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of January, 2001.

                                       STARTECH ENVIRONMENTAL CORPORATION
                                       (Registrant)


                                       BY:  /s/  Joseph F. Longo
                                          -------------------------------------
                                                 Joseph F. Longo
                                                 CEO, President and Treasurer

                                       BY:  /s/  Robert L. DeRochie
                                          -------------------------------------
                                                 Robert L. DeRochie
                                                 Chief Financial Officer and,
                                                 Vice President Investor
                                                 Relations, and Principal
                                                 Financial Officer


                                       BY:  /s/  Peter J. Scanlon
                                          -------------------------------------
                                                 Peter J. Scanlon
                                                 Director of Finance and,
                                                 Accounting, and Principal
                                                 Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 25th day of January 2001.


SIGNATURES                              TITLE                         DATE
----------                              -----                         ----


By:  /s/  Joseph F. Longo       President, Chief Executive
   -------------------------    Officer, and Director           January 25, 2001
          Joseph F. Longo

By:  /s/  Kevin M. Black        Sr. Vice President,
   -------------------------    General Counsel,
          Kevin M. Black        Secretary and Director          January 25, 2001

By:  /s/  John  R. Celentano    Director                        January 25, 2001
   -------------------------
          John R. Celentano

By:  /s/  Raymond  Clark        Director                        January 25, 2001
   -------------------------
          Raymond Clark

By:  /s/  Brendan Kennedy       Director                        January 25, 2001
   -------------------------
          Brendan Kennedy