Form 10-Q
period 2001-01-31
STARTECH ENVIRONMENTAL CORP
filed 2001-03-16
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to______________ .


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

                         15 Old Danbury Road, Suite 203
                            Wilton, Connecticut 06897
                            -------------------------
                (Address of principal executive offices) Zip Code
                                 (203) 762-2499
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO ____

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class            Outstanding at February 28, 2001
         -------------------            --------------------------------

        Common Stock - No Par                     8,345,617

                       STARTECH ENVIRONMENTAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Financial Statements

         Independent Auditors review letter                                   3

         Balance sheets - January 31, 2001 and October 31, 2000               4

         Statements of operations for the three months ended                  5
         January 31, 2001 and 2000

         Statements of cash flows for the three months ended                  6
         January 31, 2001 and 2000

         Notes to Financial Statements                                      7-9

Item 2.  Management's  Discussion and Analysis of Financial                9-12
         Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   12

SIGNATURE                                                                    13
---------

KOSTIN           West Hartford o New London           345 North Main Street
RUFFKESS                                              West Hartford, CT  06117
& COMPANY, LLC
                                                      Main Line:  (860) 236-1975
                                                      Toll Free:  (800) 286-KRCO
                                                      Fax:        (860) 236-1783
                                                      Web:        www.kostin.com



To the Board of Directors
Startech Environmental Corporation



                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


We have reviewed the accompanying balance sheet, and the related statements of operations, and cash flows of Startech Environmental Corporation as of January 31, 2001 for the three-months then ended. These financial statements are the responsibility of the company's management.

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



West Hartford, Connecticut
March 15, 2001



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


                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------
                           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                   STARTECH ENVIRONMENTAL CORPORATION
                                              BALANCE SHEET


                                                                               (unaudited)      (audited)
                                                                               January 31,    October 31,
                                                                                      2001           2000
                                                                               -----------    -----------
ASSETS
                                  Current assets:
         Cash & Cash Equivalents ...........................................   $ 4,253,271    $ 5,221,154
         Accounts receivable ...............................................       338,000        338,000
         Inventory .........................................................       311,903        273,706
         Other current assets ..............................................        55,862         13,876
                                                                               -----------    -----------

                  Total current assets .....................................     4,959,036      5,846,736

         Property & equipment, net .........................................     1,404,325      1,157,950

         Other assets ......................................................        73,195         73,195

                  Total assets .............................................   $ 6,436,556    $ 7,077,881
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
                  Current liabilities:
         Accounts payable ..................................................   $   438,233    $   449,216
         Capital Lease, current portion ....................................        21,158         23,907
         Other accrued expenses ............................................       565,772        710,248
                                                                               -----------    -----------
                  Total Current liabilities ................................     1,025,163      1,183,371

                  Long-term liability:
         Capital lease payable, net of current portion .....................         7,484         13,225
                                                                               -----------    -----------

                  Total liabilities ........................................     1,032,647      1,196,596
                                                                               -----------    -----------

Stockholders' (deficit) equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 502,932 at January 31, 2001, (aggregate liquidation preference of $5,029,320) at January 31, 2001; 502,220
         (aggregate liquidation preference of 5,022,220) at October 31, 2000     3,499,115      4,641,483
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 8,153,456 January 31, 2001
         and 8,085,660 at October 31, 2000 .................................     8,987,506      7,532,267
         Additional paid-in capital ........................................     1,742,745      1,742,745
         Accumulated deficit ...............................................    (8,825,458)    (8,035,210)
                                                                               -----------    -----------
         Total stockholders' equity ........................................     5,403,908      5,881,285
                                                                               -----------    -----------
                  Total liabilities and stockholders' equity ...............   $ 6,436,556    $ 7,077,881
                                                                               ===========    ===========

                                    See notes to financial statements

                                                   4


                           STARTECH ENVIRONMENTAL CORPORATION
                                 STATEMENT OF OPERATIONS
                                       (UNAUDITED)


                                                       Quarter Ended        Quarter Ended
                                                    January 31, 2001     January 31, 2000
                                                    ----------------     ----------------
Revenue ............................................     $         0          $   598,000

Cost of sales ......................................               0              239,007
                                                         -----------          -----------

Gross profit .......................................               0              358,993
                                                         -----------          -----------

Operating expenses
         Selling expense ...........................         212,283              123,114
         Research and Development ..................          27,733                    0
         General and administrative expense ........         541,372              566,898
                                                         -----------          -----------

Total operating expense ............................         781,388              690,012
                                                         -----------          -----------

Loss from operations ...............................        (781,388)            (331,019)
                                                         -----------          -----------

Other income (expense):
         Interest income ...........................          80,072               47,634
         Other income ..............................               0                3,500
                                                         -----------          -----------

         Total other income (expense) ..............          80,072               51,134

Loss before Income Taxes ...........................        (701,316)            (279,885)
                                                         -----------          -----------

Income tax expense .................................          10,860                1,750
                                                         -----------          -----------

Net loss ...........................................     $  (712,176)         $  (281,635)
                                                         ===========          ===========

Net loss ...........................................        (712,176)            (281,635)
Less: Preferred Dividends ..........................          78,073            1,494,363
                                                         -----------          -----------
Loss attributable to common shareholders ...........     $  (790,249)         $(1,775,998)

Net loss per share .................................     $     (0.10)         $     (0.24)
                                                         ===========          ===========

Weighted average common
shares outstanding .................................       8,151,216            7,304,058
                                                         ===========          ===========


                            See notes to financial statements

                                           5

                               STARTECH ENVIRONMENTAL CORPORATION
                                     STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                               Quarter Ended       Quarter Ended
                                                            January 31, 2001    January 31, 2000
                                                            ----------------    ----------------
Cash flows from operating activities:
Net Loss ..................................................     $  (712,176)        $  (281,635)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ..............................................          19,293               1,226
401K plan match made by the issuance of shares ............          16,092                   0
Expenses paid through the issuance of common stock ........           8,706                   0
(Increase) decrease in accounts receivable ................               0            (323,001)
(Increase) decrease in inventory ..........................         (38,196)            (24,347)
(Increase) decrease in other current assets ...............         (41,983)            (35,241)
(Increase) decrease in other assets .......................               0             172,560
Increase (decrease) in accounts payable ...................         (10,983)            (85,000)
Increase (decrease) in accrued expense ....................        (144,476)            179,178
                                                                -----------         -----------

Net cash used in operating activities .....................        (903,723)           (396,260)
                                                                -----------         -----------

Cash flows used in investing activities:
Capital expenditures ......................................        (265,670)           (517,489)
                                                                -----------         -----------

Cash flows from financing activities:
Payment for capital leases ................................          (8,490)                  0
Proceeds from common stock issuance .......................         210,000           1,826,640
                                                                -----------         -----------

Net cash provided by financing activities .................         201,510           1,826,640
                                                                -----------         -----------

Net increase (decrease) in cash ...........................        (967,883)            912,891
Cash at beginning of period ...............................       5,221,154           5,496,280
                                                                -----------         -----------

Cash and cash equivalents at end of period ................     $ 4,253,271         $ 6,409,171
                                                                ===========         ===========


                                See notes to financial statements

                                                6

                       STARTECH ENVIRONMENTAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The consolidated financial statements of Startech Environmental Corporation (collectively referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position, results for the three month ended January 31, 2001 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2000 which are included in the Company's annual report on form 10-K for the period ended October 31, 2000.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended January 31, 2001 and 2000, the basic weighted average shares outstanding were 8,151,216 and 7,304,058. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options outstanding, CDA warrants, and the outstanding convertible preferred shares. For the three months ended January 31, 2001 and 2000, the weighted average number of common shares, dilutive stock options, CDA Warrants, and outstanding convertible preferred shares outstanding were 9,069,179 and 8,429,001 respectively.

Note 1. Basis of Presentation:

On November 17, 1995, Startech Corporation was acquired in a reverse acquisition, in which all the then issued and outstanding shares of common stock of Startech Corporation were exchanged for 4,000,000 shares of Kapalua Acquisitions, Inc.'s common stock. After the acquisition and exchange of stock, the former shareholders of Startech Corporation owned 80.5% of the common stock of Kapalua Acquisitions, Inc.

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

Note 2. Capital Lease Obligation:

The Company has entered into capital lease obligations for computer and telephone equipment. The term of the leases range from 24 to 39 months, with principal and interest due in aggregate monthly installments of $2,439 at interest rates ranging from 0% to 32.3%. The equipment was capitalized at $58,119 and is being depreciated over five to seven years. Depreciation expense for the three months ended January 31, 2001 was $2,678.

Note 3. Equity Transactions

For the three months ended January 31, 2001, the Company issued 30,000 additional common stock shares relating to CDA warrants being exercised at $7.00 per share. Total proceeds received were $210,000.

For the three months ended January 31, 2001 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $78,073 which represented 7,807 preferred shares.

Note 4. Cash Flow

During the three months ended January 31, 2001 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.


Three months ended January 31, 2001 and 2000                     January 31, 2001     January 31, 2000
--------------------------------------------                     ----------------     ----------------
Common shares for services rendered                                    $    8,706           $        0
Preferred stock dividend                                                   78,073              148,105
Fixed assets financed through capital leases                                    0               30,176
Series A convertible preferred shares converted to common shares        1,220,440            1,021,790
Accretion  of  dividends  associated  with  the  issuance  of the               0            1,306,834
convertible preferred shares
Accrued Preferred Dividends                                                33,485               39,424
401k Plan Match                                                            16,092                    0


Note 5. Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended January 31, 2001 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 6. Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of delivery. Revenues earned from consulting and design services are recognized when the services are completed.

Note 7. Employee Benefit Plan

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the three months ended January 31, 2001 were $16,092, which represents approximately 2,475 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Result of Operations
--------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

          CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or " expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

Overview

We manufacture and sell Plasma Converters. The Plasma Converter is a system comprised of equipment used to destroy all types of materials processed through the system. Material put into the system can be either hazardous or nonhazardous. Our system is an alternative to other forms of material and waste disposal systems currently being used by government and industry. Our initial sales concentration is on government agencies and private sector industries that have or produce, toxic or hazardous wastes. Toxic or hazardous material placed into our system leaves the system as a non-toxic or non-hazardous gas, silicate or metal end product. We believe our system processes these materials in a safer and more economic way than other available technologies. All end products exiting our system have the potential for re-use or re-sale.

Customers will use our system for the processing and disposal of materials and wastes. We sell the Plasma Converter system and train the customer to use it properly. We do not treat, store, dispose of, or transport waste.

Comparison of three months ended January 31, 2000 and 2001

Revenues. We had no revenue for the three months ended January 31, 2001, as compared to $598,000 for the same period in 2000, a decrease of $598,000. This decrease in revenue was primarily a result of the delay in receiving progress payments from customers who had executed signed contracts for plasma converter systems. This delay in payments prevented us from delivering any systems in the first quarter. We expect to receive further progress payments, which will be recognized as revenue upon delivery of the completed system. Additionally, delays in completing our showroom facility prevented us from receiving any revenue from test, demonstration, and or training. Our showroom was open for testing, demonstrations and training in January 2001.

Gross Profit. We had no gross profit for the three months ended January 31, 2001 as compared to $320,797 for the same period in 2000, a decrease of $320,797. Because there was no revenue recnozied for the three months ended January 31, 2001 there is no gross profit.

General and Administrative expenses. Our general and administrative expenses for the three months ended January 31, 2001 were $541,372, down $25,526, or 4.5%, from the same period in 2000. The decrease is a result of lower travel and insurance expenses. Additionally, for the three months ended January 31, 2001 we now account separately for Research & Development costs.

Research and Development expenses. Our research and development expenses for the three months ended January 31, 2001 were $27,733 an increase of 100.0%, from the same period in 2000 when we had no research and development expenses. The increase is related to costs associated with our engineering and design advances of the Plasma Converter sub systems. Further, additional costs were for the research, development and design of Starcell (TM). Starcell (TM) is our latest product development that will improve the marketability and versatility of our Plasma Converter system, as well as Starcell's (TM) ability to operate as a stand-alone system for the production of hydrogen. It is a patented filtration system that extracts hydrogen from Plasma Converted Gas (PCG)(TM), a valuable synthesis gas mixture produced by Startech's Plasma Converter (TM) when it is processing many wastes. StarCell (TM), when used with a Plasma Converter, produces low-cost hydrogen from material previously regarded as waste.

Selling Expenses. Our selling expenses for the three months ended January 31, 2001 were $212,283 an increase of $89,169, or 72.0%, from the similar period in 2000. The increase is due to higher salary costs, and expenses relating to our training and demonstration showroom in Bristol, Connecticut. The main purpose of our training and demonstration showroom is to increase sales. This is a very important step in the continued growth of our Company, as customers want to see the complete system in operation before making a purchase. There are many customers scheduled to visit our showroom and see the new system in operation. In addition to customers we will be showcasing our new facility to groups from industry, legislatures, government agencies, environmental groups and academia as well as financial institutions and shareholders from all corners of the world.

Interest income. Our interest income for the three months ended January 31, 2001 was $80,072, as compared to $47,634 in the similar period 2000 and increase of 68.0%. The increase is due to higher cash balances and interest rates earned on the investments.

Income taxes. Income taxes for the three months ended January 31, 2001 were $10,860 as compared with $1,750 in the similar period 2000. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have tax loss carry forwards of $6.4 million to offset against future profits.

Liquidity and Capital Resource
------------------------------

As of January 31, 2001, we had cash of $4,253,271 and working capital of $3,933,873. During the quarter ended January 31, 2001, our cash decreased by $967,883. This was primarily due to purchases of equipment for our showroom facility in Bristol, Connecticut and a decrease of accrued expenses coupled with a first quarter net loss.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the three months ended January 31, 2001 the Company declared a quarterly dividend on its Series A convertible preferred in the amount of $78,073, which was paid by the issuance 7,807 preferred shares.

We believe that cash generated from operations, our current cash balances, and other sources of capital, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 17 months.

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

General
-------

Startech is an environmental technology corporation engaged in the commercialization and continued development of its Plasma Converter (PC)(TM) systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes including radioactive wastes.

The Startech Plasma Converter is a closed-loop recycling system that converts materials formerly regarded as hazardous wastes into useful commodity products. The hazardous waste can be organic and inorganic, in the form of a gas, liquid, and solids or any combination thereof. Waste volume reductions higher than 300 to 1 have been demonstrated. Depending on the waste processed, the principal commodities produced by the system are a synthetic gas called PCG (Plasma Converted Gas)(TM), metals, and an obsidian-like inert silicate stone. The PCG can be used as a chemical feedstock to produce polymers and other common industrial products, as a fuel to produce electricity, as a fuel source for fuel cells, as a heating plant fuel to reduce the cost and reliance on fossil fuels, and in desalinization applications to produce fresh water for irrigation and drinking. The metals can be employed in the metallurgical industry. The stone silicates can be employed in the abrasives industry, and as an aggregate material for construction industry applications.

Recent Developments
-------------------

On January 18, 2001 we announced the grand opening of our 10,000 pound-per-day plasma converter system located at Startech's Technology Park showroom in Bristol, Connecticut. The 5,600 square foot facility will be used for training and demonstration purposes.

On November 8, 2000 we announced that a letter of intent had been executed for the purchase of a 10,000 pound- per-day Plasma Converter to be installed in Rhode Island. On February 5, 2001 we announced that we have received the contract for the purchase of a 10,000 pound-per-day system from Unistar/Peras LLC. This system we will be used to process hazardous and toxic waste.

On November 6, 2000 we announced the release of several inventions related to our Plasma Converter for the submission to the U.S. Patent and Trademark Office. We engaged the Intellectual Property Firm of Bauer and Schaffer, LLP to file these inventions for patents and our pre-existing Trademarks, Trade names, and Copyrights.

We announced the appointment on November 2, 2000 of Brendan J. Kennedy a government relations and public affairs specialist and Raymond J. Clark a firmwide partner, at Skidmore Owings Merrill, a world-class architectural and engineering firm to our Board of Directors.





                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this report there are no outstanding legal proceedings.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2001.


                                          STARTECH ENVIRONMENTAL CORPORATION
                                          (Registrant)


                                      BY: /S/ Joseph F. Longo
                                          --------------------------------------
                                          Joseph F. Longo
                                          CEO, President and Treasurer

                                      BY: /S/ Robert L. DeRochie
                                          --------------------------
                                          Chief Financial Officer and,
                                          Vice President Investor Relations, and
                                          Principal Financial Officer

                                      BY: /S/ Peter J. Scanlon
                                          --------------------------------------
                                          Director of Finance and, Accounting,
                                          and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 16th day of March 2001.

SIGNATURES                 TITLE                                  DATE
----------                 -----                                  ----

/S/ Joseph F. Longo        President, Chief Executive             March 16, 2001
-------------------        Officer, and Director
Joseph F. Longo

/S/ Kevin M. Black         Sr. Vice President, General Counsel,   March 16, 2001
------------------         Secretary and Director
Kevin M. Black

/S/ John  R. Celentano     Director                               March 16, 2001
----------------------
John R. Celentano

/S/ Raymond  Clark         Director                               Mach 16, 2001
------------------
Raymond Clark

/S/ Brendan Kennedy        Director                               March 16, 2001
-------------------
Brendan Kennedy