Form 10-Q
period 2001-04-30
STARTECH ENVIRONMENTAL CORP
filed 2001-06-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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
         Colorado                                                84-1286576

                         15 Old Danbury Road, Suite 203
                            Wilton, Connecticut                     06897
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)

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

                                 YES  X  NO
                                    -----  -----

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

         Title of each class                        Outstanding at May 31, 2001
         -------------------                        ---------------------------

       Common Stock - No Par Value                           8,427,329

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.     Financial Statements

            Consolidated Balance sheets - April 30, 2001
            (unaudited) and October 31, 2000                               3

            Consolidated  Statements  of  operations  for                  4
            the three  months and six months ended
            April 30, 2001 and 2000 (unaudited)

            Consolidated Statements of cash flows for
            the six months ended April 30, 2001 and 2000 (unaudited)       5

            Notes to Consolidated Financial Statements (unaudited)        6-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition  and Results of                                     8-12
            Operations

SIGNATURES                                                                 13
----------




                                              PART I - FINANCIAL INFORMATION
                                               ITEM 1. FINANCIAL STATEMENTS
                                            STARTECH ENVIRONMENTAL CORPORATION
                                                CONSOLIDATED BALANCE SHEETS


                                                                                               (unaudited)       (audited)
                                                                                                 April 30,     October 31,
                                                                                                      2001            2000
                                                                                               -----------    ------------
ASSETS
                                  Current assets:
         Cash and Cash Equivalents .........................................................   $ 4,258,152    $ 5,221,154
         Accounts receivable ...............................................................       338,000        338,000
         Inventory .........................................................................     1,233,662        273,706
         Other current assets ..............................................................        19,793         13,876
                                                                                               -----------    -----------

                  Total current assets .....................................................     5,849,607      5,846,736

         Property and equipment, net .......................................................     1,754,691      1,157,950

         Other assets ......................................................................        77,451         73,195
                                                                                               -----------    -----------

                  Total assets .............................................................   $ 7,681,749    $ 7,077,881
                                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
                                  Current liabilities:
         Accounts payable ..................................................................   $   857,597    $   449,216
         Customer deposits .................................................................     1,319,990              0
         Capital lease, current portion ....................................................        36,441         23,907
         Other accrued expenses ............................................................       681,378        710,248
                                                                                               -----------    -----------
                  Total Current liabilities ................................................     2,895,406      1,183,371

                  Long-term liability:
         Capital lease payable, net of current portion .....................................        56,592         13,225
                                                                                               -----------    -----------

                  Total liabilities ........................................................     2,951,998      1,196,596
                                                                                               -----------    -----------

Stockholders' (deficit) equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 392,028 at April 30, 2001, (aggregate liquidation preference of $3,920,280) at April 30, 2001; 502,220
         (aggregate liquidation preference of 5,022,220) at October 31, 2000 ...............     3,361,951      4,641,483
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 8,352,111 April 30, 2001
         and 8,085,660 at October 31, 2000 .................................................     9,227,230      7,532,267
         Additional paid-in capital ........................................................     1,742,745      1,742,745
         Accumulated deficit ...............................................................    (9,602,175)    (8,035,210)
                                                                                               -----------    -----------
         Total stockholders' equity ........................................................     4,729,751      5,881,285
                                                                                               -----------    -----------
                  Total liabilities and stockholders' equity ...............................   $ 7,681,749    $ 7,077,881
                                                                                               ===========    ===========


                                See accompanying notes to consolidated financial statements

                                                             3




                                      STARTECH ENVIRONMENTAL CORPORATION
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)


                                                     Three Months   Three Months   Six Months     Six Months
                                                        Ended          Ended         Ended          Ended
                                                       April 30,      April 30,     April 30,      April 30,
                                                         2001           2000          2001           2000
                                                     -----------    -----------    -----------    -----------

Revenue ..........................................   $         0    $   250,000    $         0    $   848,000

Cost of sales ....................................             0        169,879              0        408,886
                                                     -----------    -----------    -----------    -----------

Gross profit .....................................             0         80,121              0        439,114
                                                     -----------    -----------    -----------    -----------

Operating expenses
         Selling expense .........................       202,163        218,463        414,446        341,577
         Research and Development ................        29,521              0         57,254              0
         General and administrative expense ......       520,899        679,068      1,062,271      1,245,966
                                                     -----------    -----------    -----------    -----------

Total operating expense ..........................       752,583        897,531      1,533,971      1,587,543
                                                     -----------    -----------    -----------    -----------

Loss from operations .............................      (752,583)      (817,410)    (1,533,971)    (1,148,429)
                                                     -----------    -----------    -----------    -----------

Other income (expense):
         Interest income .........................        49,263        109,402        129,335        160,537
         Other income ............................             0              0              0              0
                                                     -----------    -----------    -----------    -----------

         Total other income (expense) ............        49,263        109,402        129,335        160,537
                                                     -----------    -----------    -----------    -----------

Loss before Income Taxes .........................      (703,320)      (708,008)    (1,404,636)      (987,892)
                                                     -----------    -----------    -----------    -----------

Income tax expense ...............................             0          5,020         10,860          6,770
                                                     -----------    -----------    -----------    -----------

Net loss .........................................   $  (703,320)   $  (713,028)   $(1,415,496)   $  (994,662)
                                                     ===========    ===========    ===========    ===========

Net loss .........................................   $  (703,320)   $  (713,028)   $(1,415,496)   $  (994,662)
Less: preferred dividends ........................        73,396        578,835        151,469      2,033,774
                                                     -----------    -----------    -----------    -----------
Loss attributable to common shareholders .........   $  (776,716)   $(1,291,863)   $(1,566,965)   $(3,028,436)
                                                     ===========    ===========    ===========    ===========

Net loss per share ...............................   $     (0.09)   $     (0.17)   $     (0.19)   $     (0.41)
                                                     ===========    ===========    ===========    ===========

Weighted average common
shares outstanding ...............................     8,250,619      7,560,655      8,207,359      7,341,373
                                                     ===========    ===========    ===========    ===========


                       See accompanying notes to these consolidated financial statements

                                                       4



                           STARTECH ENVIRONMENTAL CORPORATION
                                 STATEMENT OF CASH FLOWS
                                       (UNAUDITED)


                                                       Six Months Ended  Six Months Ended
                                                         April 30, 2001    April 30, 2000
                                                          -----------       -----------

Cash flows from operating activities:
Net loss ...............................................  $(1,415,496)      $  (994,662)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ...........................................       69,290            24,193
401K plan match made by the issuance of shares .........       33,001              0
Expenses paid through the issuance of common stock .....       20,961            90,530
(Increase) decrease in accounts receivable .............            0          (323,000)
(Increase) decrease in inventory .......................     (959,956)         (423,706)
(Increase) decrease in other current assets ............       (5,917)          (56,075)
(Increase) decrease in other assets ....................       (4,256)          175,061
Increase (decrease) in accounts payable ................      408,381          (134,647)
Increase (decrease) in customer deposits ...............    1,319,990                 0
Increase (decrease) in accrued expense .................      (28,870)          354,178
                                                          -----------       -----------

Net cash used in operating activities ..................     (562,872)       (1,288,128)
                                                          -----------       -----------

Cash flows used in investing activities:
Capital expenditures ...................................     (588,451)         (165,701)
                                                          -----------       -----------

Cash flows from financing activities:
Payment for capital leases .............................      (21,679)           (8,009)
Proceeds from common stock issuance ....................      210,000         1,979,525
                                                          -----------       -----------

Net cash provided by financing activities ..............      188,321         1,971,516
                                                          -----------       -----------

Net increase (decrease) in cash ........................     (963,002)          517,687
Cash at beginning of period ............................    5,221,154         5,496,280
                                                          -----------       -----------

Cash and cash equivalents at end of period .............  $ 4,258,152       $ 6,013,967
                                                          ===========       ===========


               See accompanying notes to consolidated financial statements

                                           5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the six months ended April 30, 2001 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2000 which are included in the Company's annual report on form 10-K for the period ended October 31, 2000.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the six months ended April 30, 2001 and 2000, the basic weighted average shares outstanding were 8,207,359 and 7,341,373. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options outstanding, CDA warrants, and the outstanding convertible preferred shares. For the six months ended April 30, 2001 and 2000, the weighted average number of common shares, dilutive stock options, CDA Warrants, and outstanding convertible preferred shares outstanding were 9,671,401 and 8,429,001 respectively.

Note 1. Basis of Presentation:

On November 17, 1995, Startech Corporation, a private Connecticut corporation, was acquired in a reverse acquisition, in which all the then issued and outstanding shares of common stock of Startech Corporation were exchanged for 4,000,000 shares of Kapalua Acquisitions, Inc.'s common stock. After the acquisition and exchange of stock, the former shareholders of Startech Corporation owned 80.5% of the common stock of Kapalua Acquisitions, Inc.

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

Note 2. Capital Lease Obligation:

The Company has entered into capital lease obligations for computer, telephone, and capital equipment. The term of the leases range from 24 to 39 months, with principal and interest due in aggregate monthly installments of $5,226 at interest rates ranging from 0% to 32.3%. The equipment was capitalized at $135,699 and is being depreciated over five to fifteen years. Depreciation expense for the six months ended April 30, 2001 was $5,427.

Note 3. Equity Transactions

For the three months ended April 30, 2001 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $73,396, which represented 7,339, preferred shares. For the six months ended April 30, 2001 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $151,469, which represented 15,147 preferred shares (includes the 7,337 preferred shares referred to above).



Note 4. Cash Flow

During the six months ended April 30, 2001 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.


Six months ended April 30, 2001 and 2000                                     April 30, 2001            April 30, 2000
----------------------------------------                                     --------------            --------------

Common shares for services rendered                                              $   20,961                $   90,530
Preferred stock dividend                                                            151,469                   252,624
Fixed assets financed through capital leases                                         77,580                    30,176
Series A convertible preferred shares converted to common shares                  1,431,000                 1,043,542
Accretion  of  dividends  associated  with  the  issuance  of the                         0                 1,742,445
convertible preferred shares
Accrued Preferred Dividends                                                          33,485                    38,705
401k Plan Match                                                                      33,001                         0


Note 5. Interim Financial Information (Unaudited)

The interim financial statements of the Company for the six months ended April
30, 2001 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 6. Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of delivery. Revenues earned from consulting and design services are recognized when the services are completed.

Note 7. Employee Benefit Plan

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the six months ended April 30, 2001 were $33,001, which represents approximately 6,524 shares of our common stock.

                                       7

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, make and sell our proprietary waste processing system called the Plasma Converter(TM), and a proprietary hydrogen separation system called StarCell(TM). The Plasma Converter system is a process whereby the waste materials put into the system are safely and economically destroyed, reformed and recovered by a process called dissociation without leaving behind or creating any harmful residues or emissions. Instead, the Plasma Converter creates reusable commodity products from the world's wastes.

The interior temperature of the arc in the plasma plume within the vessel can be as high as 40,000 degrees Fahrenheit . . . four times hotter than the surface of the Sun. When waste materials are subjected to the intensity of the energy within the vessel the excitation of the molecular bonds is so great that the waste material's molecules break apart into their elemental components (atoms). It is the absorption of this energy by the waste material that forces the waste destruction and elemental dissociation.

Dissociation means that the molecular bonds of waste materials are broken apart and separated into their elemental components (the atoms). The elements are then reformed into recoverable non-hazardous commodity products. The process is not a combustion process or a burning process, and the Converter must not be confused with an incinerator or a vitrification system. It is the enormous intensity of the energy field produced by the plasma, lightning-like arc operating within the Plasma Converter vessel that causes the dissociation process.

While such a capability is achievement enough, the Converter also recycles these wastes by our proprietary process of "closed-loop elemental recycling" into valuable commercial commodity products. In processing most wastes, the Converter also produces more energy than it uses in the process.

Our intention is to dominate the global waste market with an economical and environmentally superior waste processing system for all forms of hazardous and non-hazardous organic and inorganic waste and by-products, and in addition, convert those wastes into valuable commercial products. That system is the Plasma Converter.

The U.S. Department of Commerce estimates the global environmental technology market is $400 billion dollars per year, and is expected to grow $600 billion dollars per year by 2010. 1994 spending in the U.S. alone was $165 billion dollars. Municipal Solid Waste comprises 4% of the world's waste. Industrial and hazardous waste comprises the remaining 96%. It is this 96% that is our market.

The most important commercial product derived from the process is Plasma Converted Gas (PCG)(TM). PCG is a clean synthesis gas that can be used to produce electricity, fresh water, commercial chemicals and to produce plant heating and cooling. PCG is also a zero-cost source of hydrogen for use in direct hydrogen engines and fuel cells through our StarCell system. The Converter operates at a performance level that is far safer than the environmental standards of the United States Environmental Protection Agency and other comparable international environmental regulatory agencies.

StarCell is the Company's new, patented hydrogen selective membrane system that separates hydrogen from Plasma Converted Gas (PCG). PCG is the clean synthesis fuel-gas mixture produced from processing materials through the Plasma Converter. StarCell is an advanced-technology filtration system. Once the hydrogen is filtered out, the remaining carbon-based synthesis gas can still be used as a valuable fuel or even as a chemical feedstock.

The increasing importance of the need for alternative energy sources and the emergence of the "Hydrogen Economy" drove our development of StarCell. Hydrogen is clearly recognized as a very real alternative to our ever-depleting, limited reservoir of fossil fuels. But more than that, hydrogen is the pristine fuel. When used as a fuel, it produces only water vapor (fresh water) as the by-product. As a fuel, Hydrogen produces no carbon by-products. Although energy production is not our main objective, the ability to economically separate this highly sought-after gas from an already valuable PCG synthesis gas is another step forward in our plan to achieve market domination with our primary product, the Plasma Converter.

While hydrogen is the most abundant material in the universe, it is not readily accessible. Expensive and sophisticated chemical-industry processes must be used to extract it. Nearly all of the hydrogen produced today is made from fossil fuels. This expensive reformation process is exactly what our Plasma Converter does in the process of destroying most feedstock. In a manner of speaking, we get the "reformation" for nothing.

Recent Developments
-------------------

In addition to the specific activities discussed below, we have received an overwhelmingly favorable response to our Product Showroom and Training Center. We have been actively showcasing our technology on a daily basis to domestic and international customers, in both industry and government, since our grand opening. We have many initiatives in various stages of the sales cycle. These initiatives include ongoing discussions with major automobile manufacturers, oil and gas companies, power generation companies, waste management firms, federal and state agencies, and an assortment of hospitals.

On February 5, 2001 we announced a contract for the sale of a 10,000 pound-per-day commercial Plasma Converter (TM) system with Unistar/Peras, LLC. This system we will be used to process hazardous and toxic waste. At the customers request we are scheduling meetings with the appropriate business development and environmental agencies at the State level and expect this sale to proceed significantly over the next 60-day period.

On February 15, 2001 the Company announced it received a contract with the first progress payment from the Eiko Systems Corporation for a 10,000 pound-per-day Plasma Converter to process hazardous waste in Japan. Eiko, headquartered in Japan, is an industrial company whose principal businesses are environmental, clean power and co-generation projects.

On March 7, 2001 we unveiled our first commercially sized StarCell(TM) system for inspection by our shareholders at the Company's annual shareholder meeting. The system that was on display will produce about 30 cubic feet of hydrogen per minute. The StarCell unit measures 2 feet wide by 8 feet 6 inches long and 6 feet 8 inches high. StarCell is a patented filtration system that extracts hydrogen from PCG(TM), a valuable synthesis gas mixture produced by Startech's Plasma Converter(TM) when it is processing many wastes.

On March 20, 2001 we announced that we have received a second progress payment of $1,000,000 from Eiko Systems for a 10,000 pound per day Plasma Converter to process hazardous wastes in Japan. The first progress payment received was $200,000. We expect to deliver this system in August 2001.

On May 10, 2001 we announced that we had received a $500,000 contract increase from Eiko Systems Corporation of Japan, expanding the scope of the present contract. The increase in scope is for expanded engineering and design services related to the manufacture of additional components not included in the initial contract.

Result of Operations
--------------------

Comparison of three months ended April 30, 2001 and 2000

Revenues. We had no revenue for the three months ended April 30, 2001, as compared to $250,000 for the same period in 2000, a decrease of $250,000. This decrease in revenue was primarily attributable to the fact that we did not physically deliver any systems during the second quarter, nor did we receive any revenue for services. Although we did receive progress payments during the quarter totaling $1.2 million dollars from a sale to Eiko, these progress payments along with further progress payments cannot be recognized as revenue until delivery of the completed system, which is expected in August of 2001.

Gross Profit. Because we did not report any revenue we had no gross profit for the three months ended April 30, 2001 as compared to $80,121 for the same period in 2000, a decrease of $80,121. Because there was no revenue or associated costs recognized for the three months ended April 30, 2001 there is no gross profit reported.

General and Administrative expenses. Our general and administrative expenses for the three months ended April 30, 2001 were $520,899, a decrease of $158,169, or 23.3%, from the same period in 2000. The decrease is a result of labor expenses being allocated to the completion of our demonstration unit in Bristol, CT and has been capitalized on the balance sheet under property and equipment.

Research and Development expenses. Our research and development expenses for the three months ended April 30, 2001 were $29,521 and increase of 100.0%, from the same period in 2000 when we had no research and development expenses. This increase is related to costs associated with our engineering and design advances for certain sub-systems on the Plasma Converter.

Selling Expenses. Our selling expenses for the three months ended April 30, 2001 were $202,163 a decrease of $16,300 or 7.5%, from the similar period in 2000. The decrease is due to lower consulting expenses.

Interest income. Our interest income for the three months ended April 30, 2001 was $49,263, as compared to $109,402 in the similar period 2000 a decrease of 54.9%. The decrease is due to lower cash balances and lower interest rates earned on our investments resulting from the Federal Reserve lowering short-term interest rates.

Income taxes. Income taxes for the three months ended April 30, 2001 were $0 as compared with $5,020 in the similar period 2000. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have tax loss carry forwards of $7.1 million to offset against future profits.

Comparison of six months ended April 30, 2001 and 2000

Revenues. We had no revenue for the six months ended April 30, 2001, as compared to $848,000 for the same period in 2000, a decrease of $848,000. This decrease in revenue was primarily a result of not delivering any systems, or performing any services. Although we did receive progress payments totaling $1.2 million dollars from the sale to Eiko, these progress payments along with further progress payments cannot be recognized as revenue until delivery of the completed system, which is expected in August 2001.

Gross Profit. We had no gross profit for the six months ended April 30, 2001 as compared to $439,114 for the same period in 2000, a decrease of $439,114. Because there was no revenue recognized or associated costs for the six months ended April 30, 2001 there is no gross profit reported.

General and Administrative expenses. Our general and administrative expenses for the six months ended April 30, 2001 were $1,062,271, a decrease of $183,695, or 14.7%, from the same period in 2000. The decrease is a result of labor allocations to selling expenses and to the completion of our demonstration unit in Bristol, CT. However without these allocations our expenses would have been higher by $474,669 which is attributable to increases in labor, rent, depreciation, and utilities.

Research and Development expenses. Our research and development expenses for the six months ended April 30, 2001 were $57,254 and increase of 100.0%, from the same period in 2000 when we had no research and development expenses. This increase is related to costs associated with our engineering and design advances for certain sub-systems on the Plasma Converter.

Selling Expenses. Our selling expenses for the six months ended April 30, 2001 were $414,446 an increase of $72,869, or 21.3%, from the similar period in 2000. The increase is due to the fact that we now include certain salary costs of our executives as selling expenses, and additional expenses related to our training and demonstration showroom in Bristol, Connecticut.

Interest income. Our interest income for the six months ended April 30, 2001 was $129,335, as compared to $160,537 in the similar period 2000 and decrease of 19.4%. The decrease is due to lower cash balances and lower interest rates earned on our investments.

Income taxes. Income taxes for the six months ended April 30, 2001 were $10,860 as compared with $6,770 in the similar period 2000. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have tax loss carry forwards of $7.1 million to offset against future profits.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2001, we had cash of $4,258,158 and working capital of $2,954,201. During the quarter ended April 30, 2001, our cash decreased by $963,002. This was primarily due to purchases of equipment for our showroom facility in Bristol, Connecticut, and an increase of inventory for the production of the Eiko unit coupled with a second quarter net loss.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the three months ended April 30, 2001 the Company declared a quarterly dividend on its Series A convertible preferred in the amount of $73,396, which was paid by the issuance 7,339 preferred shares.

We believe that cash generated from operations, our current cash balances, and other sources of capital, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 14 months.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June 2001.


                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)

                                            BY:  /s/  Joseph F. Longo
                                               --------------------------------
                                                      Joseph F. Longo
                                                      CEO, President and
                                                      Treasurer

                                            BY:  /s/  Robert L. DeRochie
                                               --------------------------------
                                                      Chief Financial Officer,
                                                      Vice President Investor
                                                      Relations,
                                                      (Principal Financial
                                                       Officer)