Form 10-Q
period 2001-07-31
STARTECH ENVIRONMENTAL CORP
filed 2001-09-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

                         15 Old Danbury Road, Suite 203
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

                                 YES   X   NO
                                     -----    -----

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

   Title of each class                          Outstanding at August 31, 2001
   -------------------                          ------------------------------

 Common Stock - No Par Value                              9,232,102

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                        PAGE NO.
------------------------------                                        --------

Item 1.   Financial Statements

     Consolidated Balance sheets - July 31, 2001 (unaudited)             3
      and October 31, 2000

     Consolidated Statements of operations for the three months          4
      and nine months ended July 31, 2001 and 2000 (unaudited)

     Consolidated Statements of cash flows for the nine months           5
       ended July 31, 2001 and 2000 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)             6-7

Item 2. Management's Discussion and Analysis of Financial              8-13
        Condition and Results of Operations

        Signatures                                                      14


                                          PART I - FINANCIAL INFORMATION
                                           ITEM 1. FINANCIAL STATEMENTS
                                        STARTECH ENVIRONMENTAL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS


                                                                                        (unaudited)        (audited)
                                                                                           July 31,      October 31,
                                                                                               2001             2000
                                                                                       ------------     ------------
ASSETS
                                  Current assets:
         Cash and Cash Equivalents ..................................................  $  3,394,399     $  5,221,154
         Accounts receivable ........................................................       338,000          338,000
         Inventory ..................................................................     1,817,816          273,706
         Other current assets .......................................................        61,704           13,876
                                                                                       ------------     ------------

                  Total current assets ..............................................     5,611,919        5,846,736

         Property and equipment, net ................................................     1,752,769        1,157,950

         Other assets ...............................................................        77,451           73,195
                                                                                       ------------     ------------

                  Total assets ......................................................  $  7,442,139     $  7,077,881
                                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS EQUITY
                               Current liabilities:
         Accounts payable ...........................................................  $    880,164     $    449,216
         Customer deposits ..........................................................     1,764,966                0
         Capital lease, current portion .............................................        37,850           23,907
         Other accrued expenses .....................................................       775,772          710,248
                                                                                       ------------     ------------
                  Total Current liabilities .........................................     3,458,752        1,183,371
                  Long-term liability:
         Capital lease payable, net of current portion ..............................        43,397           13,225
                                                                                       ------------     ------------

                  Total liabilities .................................................     3,502,149        1,196,596
                                                                                       ------------     ------------

Stockholders' (deficit) equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 348,155 at July 31, 2001, (aggregate liquidation preference of $3,481,550) at July 31, 2001; 502,220
         (aggregate
         liquidation preference of 5,022,220) at October 31, 2000 ...................     3,324,532        4,641,483
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 8,473,429 July 31, 2001
         and 8,085,660 at October 31, 2000 ..........................................     9,345,584        7,532,267
         Additional paid-in capital .................................................     1,742,745        1,742,745
         Accumulated deficit ........................................................   (10,472,872)      (8,035,210)
                                                                                       ------------     ------------
         Total stockholders' equity .................................................     3,939,990        5,881,285
                                                                                       ------------     ------------
                  Total liabilities and stockholders' equity ........................  $  7,442,139     $  7,077,881
                                                                                       ============     ============

                                 See accompanying notes to consolidated financial statements




                                               STARTECH ENVIRONMENTAL CORPORATION
                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                                         (UNAUDITED)


                                                         Three Months     Three Months      Nine Months      Nine Months
                                                                Ended            Ended            Ended            Ended
                                                        July 31, 2001    July 31, 2000    July 31, 2001    July 31, 2000
                                                        -------------    -------------    -------------    -------------

Revenue .............................................     $         0      $   239,607      $         0      $ 1,087,607

Cost of sales .......................................               0          128,469                0          537,355
                                                          -----------      -----------      -----------      -----------

Gross profit ........................................               0          111,138                0          550,252
                                                          -----------      -----------      -----------      -----------

Operating expenses
         Selling expense ............................         237,279           45,939          651,726          387,516
         Research and Development ...................          26,167           43,593           83,421           43,593
         General and administrative expense .........         561,800          721,686        1,624,071        1,967,652
                                                          -----------      -----------      -----------      -----------

Total operating expense .............................         825,246          811,218        2,359,218        2,398,761
                                                          -----------      -----------      -----------      -----------

Loss from operations ................................        (825,246)        (700,080)      (2,359,218)      (1,848,509)
                                                          -----------      -----------      -----------      -----------


Interest income .....................................          34,678           87,444          164,013          247,980
                                                          -----------      -----------      -----------      -----------



Loss before Income Taxes ............................        (790,568)        (612,636)      (2,195,205)      (1,600,529)
                                                          -----------      -----------      -----------      -----------

Income tax expense ..................................          16,928              940           27,788            7,710
                                                          -----------      -----------      -----------      -----------

Net loss ............................................     $  (807,496)     $  (613,576)     $(2,222,993)     $(1,608,239)
                                                          ===========      ===========      ===========      ===========

Net loss ............................................     $  (807,496)     $  (613,576)     $(2,222,993)     $(1,608,239)
Less: preferred dividends ...........................          63,200          171,676          214,669        2,166,745
                                                          -----------      -----------      -----------      -----------
Loss attributable to common shareholders ............     $  (870,696)     $  (785,252)     $(2,437,662)     $(3,774,984)
                                                          ===========      ===========      ===========      ===========

Net loss per share ..................................     $     (0.10)     $     (0.10)     $     (0.30)     $     (0.50)
                                                          ===========      ===========      ===========      ===========

Weighted average common
shares outstanding ..................................       8,445,738        7,772,238        8,263,134        7,484,994
                                                          ===========      ===========      ===========      ===========

                                   See accompanying notes to these consolidated financial statements



                                     STARTECH ENVIRONMENTAL CORPORATION
                                           STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)

                                                                         Nine Months Ended       Nine Months Ended
                                                                             July 31, 2001           July 31, 2000
                                                                         -----------------       -----------------
Cash flows from operating activities:
Net loss ............................................................         $(2,222,993)             $(1,608,239)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ........................................................             104,566                   38,307
401K plan match made by the issuance of shares ......................              50,736                    8,342
Expenses paid through the issuance of common stock ..................              20,961                   90,530
(Increase) decrease in accounts receivable ..........................                   0                 (330,755)
(Increase) decrease in inventory ....................................          (1,544,110)                (884,812)
(Increase) decrease in other current assets .........................             (47,828)                  (3,487)
(Increase) decrease in other assets .................................              (4,256)                 175,061
Increase (decrease) in accounts payable .............................             430,948                  295,578
Increase (decrease) in customer deposits ............................           1,764,966                        0
Increase (decrease) in accrued expense ..............................              65,524                  430,194
                                                                              -----------              -----------

Net cash used in operating activities ...............................          (1,381,486)              (1,789,281)
                                                                              -----------              -----------

Cash flows used in investing activities:
Capital expenditures ................................................            (621,804)                (200,149)
                                                                              -----------              -----------

Cash flows from financing activities:
Payment for capital leases ..........................................             (33,465)                 (14,069)
Proceeds from common stock issuance .................................             210,000                2,049,324
                                                                              -----------              -----------

Net cash provided by financing activities ...........................             176,535                2,035,255
                                                                              -----------              -----------

Net increase (decrease) in cash .....................................          (1,826,755)                  45,825
Cash at beginning of period .........................................           5,221,154                5,496,280
                                                                              -----------              -----------

Cash and cash equivalents at end of period ..........................         $ 3,394,399              $ 5,542,105
                                                                              ===========              ===========
Supplemental Discloser- Taxes Paid ..................................              27,788                    7,710
                                                                              ===========              ===========


                                See accompanying notes to consolidated financial statements

                                                         5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the nine months ended July 31, 2001 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2000 which are included in the Company's annual report on form 10-K for the period ended October 31, 2000.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the nine months ended July 31, 2001 and 2000, the basic weighted average shares outstanding were 8,263,134 and 7,484,994. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options outstanding, CDA warrants, and the outstanding convertible preferred shares. For the nine months ended July 31, 2001 and 2000, the weighted average number of common shares, dilutive stock options, CDA Warrants, and outstanding convertible preferred shares outstanding were 9,566,451 and 9,153,573 respectively.

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

Note 2.  Capital Lease Obligation:

The Company has entered into capital lease obligations for computer, telephone, and capital equipment. The term of the leases range from 24 to 39 months, with principal and interest due in aggregate monthly installments of $5,226 at interest rates ranging from 0% to 32.3%. The equipment was capitalized at $121,919 and is being depreciated over five to fifteen years. Depreciation expense for the nine months ended July 31, 2001 was $9,528.

Note 3.  Equity Transactions

For the three months ended July 31, 2001 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $63,200, which represented 6,320 preferred shares. For the nine months ended July 31, 2001 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $214,669, which represented 21,467 preferred shares (includes the 6,320 preferred shares referred to above).

Note 4. Cash Flow

During the nine months ended July 31, 2001 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.



Nine months ended July 31, 2001 and 2000                                      July 31, 2001             July 31, 2000
----------------------------------------                                      -------------             -------------

Common shares for services rendered                                               $20,961                   $90,530
Preferred stock dividend                                                          214,669                   385,698
Fixed assets financed through capital leases                                       77,580                    38,401
Series A convertible preferred shares converted to common shares                1,531,620                 1,312,181
Accretion of dividends associated with the issuance of the                              0                 1,742,445
convertible preferred shares
Accrued Preferred Dividends                                                        33,485                    38,602
401k Plan Match                                                                    50,736                     8,342


Note 5.  Interim Financial Information (Unaudited)

The interim financial statements of the Company for the nine months ended July 31, 2001 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 6.  Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 7.  Employee Benefit Plan

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the nine months ended July 31, 2001 were $50,736, which represents approximately 10,095 shares of our common stock.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, make and sell our proprietary waste processing system called the Plasma Converter(TM), and a proprietary hydrogen separation system called StarCell(TM). The Plasma Converter system is a process whereby the waste materials put into the system are safely and economically destroyed, reformed and recovered by a process called dissociation without leaving behind or creating any harmful residues or emissions. Instead, the Plasma Converter creates reusable commodity products from the world's wastes. StarCell is our new, patented hydrogen selective membrane system that separates hydrogen from Plasma Converted Gas (PCG).

The principal Plasma Converter(TM) achievement is that it safely and irreversibly destroys hazardous and toxic wastes, in all their forms, no matter how lethal, at a low cost and without any harmful emissions or residues. No smokestacks, no ash, no harmful leftovers. We are confident that no other technology can do this. The Converter performs far safer than prevailing environmental standards and saves customers large amounts of money along with producing positive cash flows.

Industry throughout the world is faced with the task of satisfying the ever-increasing demand for new products, more choices and greater quantities. With that comes the need to solve the economic and environmental challenges that accompany that growth. We help industries of every kind save money and remediate the waste materials produced in meeting that challenge.

Our intention is to dominate the global waste market with an economical and environmentally superior waste processing system for all forms of hazardous and non-hazardous organic and inorganic waste and by-products, and in addition, convert those wastes into valuable commercial products. That system is the Plasma Converter.

The Startech R&D phase has been successfully completed. We are now making and selling systems.

The interior temperature of the arc in the plasma plume within the vessel can be as high as 30,000 degrees Fahrenheit . . . three times hotter than the surface of the Sun. When waste materials are subjected to the intensity of the energy within the vessel the excitation of the molecular bonds is so great that the waste material's molecules break apart into their elemental components (atoms). It is the absorption of this energy by the waste material that forces the waste destruction and elemental dissociation.

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

The most important commercial product derived from the process is Plasma Converted Gas (PCG) (TM). PCG is a clean synthesis gas that can be used to produce electricity, fresh water, and commercial chemicals and to produce plant heating and cooling. PCG is also a zero-cost source of hydrogen for use in direct hydrogen engines and fuel cells through our StarCell system. The Converter operates at a performance level that is far safer than the environmental standards of the United States Environmental Protection Agency and other comparable international environmental regulatory agencies.

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

StarCell is not a fuel cell; it is a ceramic membrane filtration system that extracts hydrogen from PCG. PCG contains a large quantity of hydrogen. Pound-for-pound, hydrogen contains more energy punch than all the other fuels; and, when used in engines and fuel cells produces only clean water vapor with no carbon by-products.

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


Recent Developments
-------------------

In addition to the specific activities discussed below we have been actively showcasing our technology to potential domestic and international customers, in both industry and government, since February 2001. We have many initiatives in various stages of the sales cycle and these initiatives include ongoing discussions with major manufacturers, oil and gas companies, power generation companies, waste management firms, federal and state agencies, and an assortment of hospitals.

We announced on June 6, 2001 that on May 24th, 2001, the Plasma Converter was presented to The International Chemical Weapons Demilitarization Conference that was held in Japan and attended by more than 250 demilitarization experts, scientists and government officials from 20 countries around the world. The purpose of the 3-day Conference was to help decision-makers find the practical solution to the safe and irreversible demilitarization of chemical weapons located around the world. "Demilitarization" is a military term meaning destruction. The Conference Selection Committee chose the Plasma Converter for presentation. Elisabeth French, of UXB International Corporation, with the support of Joseph S. Klimek of Startech, presented the Converter in a scientific paper to an audience of about 250 as the commercial solution for the needs of the worldwide Demil community. UXB is a Startech strategic alliance partner. UXB is one of the largest internationally recognized explosive ordnance disposal companies in the world.

On June 27, 2001 a Letter of Intent from Eco Tech Ltd., was received for a 20,000 pound-per-day Mobile Plasma Converter (TM) system to process hazardous waste in Ireland. Prior to the contract being issued, Eco Tech has to confirm the terms with the financial institution that will fund the project, and receive the final approval document for the Irish Environmental Protection Agency. We are still in the process of completing these two tasks with Eco Tech Ltd.

On June 28, 2001 we announced that we were featured in the May 2001 issue of the Fuel Cell Industry Report, a Scientific American Newsletter publication, and we were also the subject of an article in the April 2001 is of Fuel Cell Technology News. The feature articles illustrate Startech's ability to create a cheap source of hydrogen from the wastes of the world using a combination of our principal product, the Plasma Converter(TM), and its patented hydrogen separation technology called StarCell(TM).

On June 29, 2001 we announced an audio interview with CEO. The interview focused on the company's main product, the Plasma Converter(TM), which can destroy toxic and hazardous waste irreversibly and safely in a cost effective manner, and the growing importance of StarCell(TM), a patented hydrogen separation membrane. The interview can be heard by logging onto the CEOcast website www.ceocast.com.

On July 10, 2001 we announced that we demonstrated the successful operation of our hydrogen vehicle by driving it around Bristol, Connecticut, the location of the Company's Demonstration and Training Center (the Center). The Center houses an operating industrial-sized Plasma Converter(TM) system and the new StarCell(TM) unit. The vehicle is a white Ford pickup truck with a 4-cylinder engine and a standard transmission.

Shell Hydrogen and Sunline Transit Agency logos are prominently displayed on the truck along with the names of industrial, governmental and educational organizations that are also playing a leading role in advancing hydrogen vehicle transportation. Sunline Transit Agency is a world leader in commercializing hydrogen fuel technologies and is a recognized force in the development of low-cost, pollution-free transportation. Shell Hydrogen is a global business of the Royal Dutch/Shell Group of companies. Shell Hydrogen develops business opportunities and provides energy solutions to promote a hydrogen fuel economy.

On July 12, 2001 the Company announced it leased 30,000 square feet of clear, high-bay industrial space in Bristol, Connecticut, 5 minutes away from the Startech Demonstration and Training Center in Technology Park. The space will be used for manufacturing assembly and as a containerization and staging area.

On August 9, 2001 The Company announced that it has signed a strategic alliance agreement with the Hydro-Chem Company, a subsidiary of Linde AG, to produce and sell combined Plasma Converter Methanol systems and plants to produce low cost methanol from a variety of feed stock materials processed by the Plasma Converter previously regarded as hazardous and non- hazardous waste. Linde AG, a global chemical industry company employing approximately 19,000 people, is one of the leading gas producing companies in the world. Hydro-Chem, a subsidiary of Linde, is an industrial leader in the design and production of low cost factory-built industrial gas plants to produce methanol.

On August 23, 2001 we announced that we commenced shipment of Eiko Systems Corporation's first Plasma Converter(TM) to process hazardous waste incinerator ash and also PCBs in Fukuoka, Japan. The last container was shipped on August 28th 2001. Joseph Klimek, Startech Executive VP, said, "Considering the fact that the customer increased the scope of the contract during manufacturing, we're actually a little ahead of schedule."

Result of Operations
--------------------

Comparison of three months ended July 31, 2001 and 2000

Revenues. We had no revenue for the three months ended July 31, 2001, as compared to $239,607 for the same period in 2000, a decrease of $239,607. This decrease in revenue was primarily attributable to the fact that we did not physically deliver any systems during the third quarter, nor did we receive any revenue for services. Although we did receive progress payments during the quarter totaling $455,000 dollars from a sale to Eiko, these progress payments along with further progress payments cannot be recognized as revenue until delivery of the completed system, which was shipped from our facility in August of 2001.

Gross Profit. Because we did not report any revenue we had no gross profit for the three months ended July 31, 2001 as compared to $111,138 for the same period in 2000, a decrease of $111,138. Because there was no revenue or associated costs recognized for the three months ended July 31, 2001 there is no gross profit reported.

General and Administrative expenses. Our general and administrative expenses for the three months ended July 31, 2001 were $561,800, a decrease of $159,886, or 22.2%, from the same period in 2000. The decrease is a result of labor expenses being allocated to selling expenses, and direct labor expenses associated with the completion of the Eiko system. However without these allocations our expenses would have been higher by $44,987, which is attributable to, increases in labor, rent, and utilities.

Research and Development expenses. Our research and development expenses for the three months ended July 31, 2001 were $26,167 a decrease of 40.0%, from the same period in 2000. This decrease is related to lower travel costs and reduced compensation expenses.

Selling Expenses. Our selling expenses for the three months ended July 31, 2001 were $237,279 an increase of $191,340 or 416.5%, from the similar period in 2000. The increase is due to a selling labor expense allocation. However without this allocation our expenses would have been higher by $36,860 that is attributable to increases in consultants and marketing expenses.

Interest income. Our interest income for the three months ended July 31, 2001 was $34,678, as compared to $87,444 in the similar period 2000 a decrease of 60.3%. The decrease is due to lower cash balances and lower interest rates earned on our investments resulting from the Federal Reserve lowering short-term interest rates.

Income taxes. Income taxes for the three months ended July 31, 2001 were $16,928 as compared with $940 in the similar period 2000. The increase is due to a higher equity base resulting in a higher tax liability to the State of Connecticut. We have tax loss carry forwards of $7.9 million to offset against future profits.

Comparison of nine months ended July 31, 2001 and 2000

Revenues. We had no revenue for the nine months ended July 31, 2001, as compared to $1,087,607 for the same period in 2000, a decrease of $1,087,607. This decrease in revenue was primarily attributable to the fact that we did not physically deliver any systems during the third quarter, nor did we receive any revenue for services. Although we did receive progress payments for the nine months ended totaling $1,645,000 dollars from a sale to Eiko, these progress payments along with further progress payments cannot be recognized as revenue until delivery of the completed system, which shipped from our facility in August of 2001.

Gross Profit. We had no gross profit for the nine months ended July 31, 2001 as compared to $550,252 for the same period in 2000, a decrease of $550,252. Because there was no revenue recognized or associated costs for the nine months ended July 31, 2001 there is no gross profit reported.

General and Administrative expenses. Our general and administrative expenses for the nine months ended July 31, 2001 were $1,624,071, a decrease of $343,581, or 17.5%, from the same period in 2000. The decrease is a result of labor allocations to selling expenses, direct labor expenses associated with the completion of the Eiko system, and to the completion of our demonstration unit in Bristol, CT. However without these allocations our expenses would have been higher by $335,941, which is attributable to increases in labor, employee benefits, rent, and utilities related to our demonstration and training facility in Bristol, CT.

Research and Development expenses. Our research and development expenses for the nine months ended July 31, 2001 were $83,421 an increase of $39,828 or 91.4%, from the same period in 2000. This increase is related to costs associated with our engineering and design advances for certain sub-systems on the Plasma Converter.

Selling Expenses. Our selling expenses for the nine months ended July 31, 2001 were $651,726 an increase of $264,210, or 68.2%, from the similar period in 2000. The increase is due to the fact that we now include certain salary costs of our employees and executives as selling expenses, and additional expenses related to our training and demonstration showroom in Bristol, Connecticut.

Interest income. Our interest income for the nine months ended July 31, 2001 was $164,013, as compared to $247,980 in the similar period 2000 a decrease of 33.9%. The decrease is due to lower cash balances and lower interest rates earned on our investments.

Income taxes. Income taxes for the nine months ended July 31, 2001 were $27,788 as compared with $7,710 in the similar period 2000. The increase is due to a higher equity base resulting in a higher tax liability to the State of Connecticut. We have tax loss carry forwards of $7.9 million to offset against future profits.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2001, we had cash of $3,394,399 and working capital of $2,153,167. During the quarter ended July 31, 2001, our cash decreased by $863,753. This was primarily due to purchases of equipment for our showroom facility in Bristol, Connecticut, and an increase of inventory for the production of the Eiko unit coupled with a second quarter net loss.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the three months ended July 31, 2001 the Company declared a quarterly dividend on its Series A convertible preferred in the amount of $63,200, which was paid by the issuance 6,320 preferred shares.

We believe that cash generated from operations, our current cash balances, and other sources of capital, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 12 months.



                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September 2001.


                                     STARTECH ENVIRONMENTAL CORPORATION
                                     (Registrant)

                                      BY: /S/ Joseph F. Longo
                                          --------------------------------------
                                           Joseph F. Longo
                                           CEO, President and Treasurer

                                     BY:  /S/ Robert L. DeRochie
                                          --------------------------------------
                                           Chief Financial Officer,
                                           Vice President Investor Relations,
                                           (Principal Financial Officer)