Form 10-K
period 2001-10-31
STARTECH ENVIRONMENTAL CORP
filed 2002-01-25
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - October 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .
                               ---------------  ---------------

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                               84-1286576
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                              Identification No.)

                         15 Old Danbury Road, Suite 203
                              Wilton, Connecticut               06897-2525
                     --------------------------------------      --------
                    (Address of principal executive offices)    (Zip Code)

                                 (203) 762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 22, 2002 9,287,675 shares of no par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of January 22, 2002 was $32,228,232 based on the closing bid price of the common stock on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Items 10,11,12, and 13 of Part III of this report are incorporated by reference to Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 2002.

                                     PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

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

Background

Our core Plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. These products add value to our customers' business so they can now realize revenue streams from tipping fees, as well as from the sale of resulting commodity products and services. Alternatively, this will allow them to generate the product they need while at the same time using a zero cost basis, or revenue generating, source of raw material (waste).

Since 1995 we have been actively discussing the superiority of plasma over other forms of waste remediation technologies. This ongoing education of the public and government continues to this day. Like every new technology we have been met with varying degrees of resistance. In 2000, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a hydrogen separation technology we named StarCell(TM). Working in conjunction with our core product, the Plasma Converter(TM), StarCell provides a green and renewable source of hydrogen to power forward the hydrogen economy. In 2002 this brings significant change and, we believe, greater shareholder value. Due to many of the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational efforts we are now being greeted by a much more receptive marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including facility ownership or management.

Our business model and its market development strategies arise from our mission, which is to change the way the worldviews and employs discarded materials; what many would now call waste. We hope to or expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This shifting strategy will be implemented through the use of our enhanced business model that provides for build own operate/build own transfer (BOO/BOT) facilities, joint development projects, engineering services and direct equipment sales with after sales support and service.

Sales Strategy

Central to the Company's growth strategy is the implementation of a business model that allows it to maximize market penetration and reduce the barriers of entry while optimizing its revenue sources. To achieve that objective, we have identified four key marketing strategies for the future that will make up the overall model. They are:


     1. Build Own Operate/Transfer Projects: We are pro-actively going to develop opportunities to own and operate plasma facilities in various markets. A Project Management Review Committee will seek out and evaluate potential opportunities and present them for funding or development to the management team. Such an arrangement is attractive where long-term agreements with guaranteed waste streams and high value tipping fees are contracted for long periods of time. BOO/BOT will enhance our balance sheet, and significantly increase ongoing revenue stream. The revenue generated by BOO/BOT projects has shown better results than revenue realized from a straight equipment sale over the life of the project, in addition to the concomitant increases to the balance sheet.
     2. Co-Venture Projects: The advantages of this type of project are similar to the BOO/BOT. In a joint development project we will assume an equity position in return for a reduced purchase price on our equipment and associated engineering and management services. An additional advantage is that we receive the certainty of revenue from a direct sale along with the ability to realize future ongoing revenue from the operations of the sole source joint development company.
     3. Straight Equipment Sales: We will continue to be a direct seller of our products to customers who prefer to purchase, lease, and operate our equipment. We will simply sell or lease our Plasma Converter and associated equipment to a customer with no equity position in the project. However, we will offer Long Term Service Agreements to create residual or ongoing revenue in this area.
     4. Engineering Services: This area will include testing and application engineering services for outside companies (not Plasma Converter customers) as well as material testing, waste analysis, and environmental processing solutions for Plasma Converter system customers.

While each of the above sales strategies will receive equal attention by Startech, each market will be closely managed by marketing to assure that its development delivers the Company optimal sales/revenue growth and market coverage.

Key to Startech's development of world markets is its sales network. The Company sells systems through independent representatives and distributors, which helps to keep sales costs variable and low. Representatives are paid a commission on sales. Distributors purchase systems, mark them up, and re-sell them to customers. As well, distributors are responsible for supplying after sales parts and service.

Startech senior management may make direct sales to house account customers. Such customers might include large corporations with activities in many states or countries, or sovereign governments where the complexity of the bidding process on projects requires a large degree of Company time and attention. House account sales are not, however, limited to these types of sales.

We manufacture modular, skid-mounted systems that are easy to transport in standard tri-modal containers for shipment to any market in the world. As sales are on an FOB basis, all shipping and related costs are absorbed by the customer. An exception to this arrangement is where Startech would be shipping systems for a wholly owned Build Own Operate project.

The Company requires down payments and progress payments to be scheduled (for direct sales and co-venture projects) so that cash flow in the manufacturing process will be positive. Startech will obtain project financing against guaranteed waste streams/ tipping fees for BOO projects to fund manufacturing, shipping, and installation costs before facility startup. As well, the Company will incorporate performance insurance for BOO projects to guarantee performance on the specific waste stream to be processed as well as the obtaining of necessary local permits to begin operation.

Primary Customer

For the fiscal year ended October 31, 2001 all of our revenue was derived from one primary customer; Eiko Systems Corporation, while for the fiscal year ended October 31, 2000, 87% of our revenues was derived from three primary customers.

Plasma Converter(TM) development and technology

We believe that the primary factors that create demand for our Plasma Converters include the need for customers to:

     o Reduce the costs for hazardous and toxic waste disposal; Eliminate personal and organizational liability associated with hazardous and toxic waste disposal;
     o Comply with present and anticipated environmental regulations in a cost-effective manner;
     o    Recover products for use or sale; and
     o    Destroy wastes completely, safely and irreversibly.

We believe our Plasma Converter meets customers' needs because our system:

     o Reduces the cost and risk associated with hazardous waste generation and disposal;
     o    Performs safer than prevailing environmental standards;
     o    Converts wastes into products for use or for sale;
     o    Destroys wastes safely and irreversibly; and
     o Comes in small and large system capacities, in stationary and mobile configurations.

Plasma Converter Development And Technology

A device generally referred to as a plasma torch, although there is no fire involved in the device, produces the Plasma lightening-like arc in the Plasma Converter vessel to produce a plume of radiant energy. The Plasma Converter therefore is an electrically driven system that produces this intense field of radiant energy within the Plasma vessel that causes the dissociation of the molecular bonds of solid, liquid, and gaseous compounds or materials of both hazardous and non-hazardous wastes. We refer to this destruction process as "molecular dissociation."

Dissociation causes the molecules of the waste material to be separated into their elemental components (atoms), and reformed by the Startech System into special recoverable, commodity products. The process is not combustion or burning process, and the system should not be confused with an incinerator or a vitrification process. It is the intense energy field produced by the plasma plume within the Plasma Converter vessel that drives the dissociation process.

The Plasma Converter vessel operates at normal atmospheric pressure quietly and safely. While the interior temperature of the plume is about 30,000 degrees Fahrenheit, the temperature of the refractory walls inside the vessel is maintained at about 3,000 degrees Fahrenheit and is the lowest temperature experienced within the vessel. On the average most waste material will be dissociated or melted at temperatures exceeding 6,000 degrees Fahrenheit.

The Plasma Converter consists of many well-proven process components currently used in the metallurgical and chemical industries. Solid wastes being fed to our system are automatically fed to the system through an air-locked infeed port, and the feeding is ordinarily on a continuous basis. Liquids, gases and sludges can also be fed or pumped directly into the vessel through a pipe port. Bulk solids, liquids, gases and sludge may be fed in and processed simultaneously.

The Plasma Converted Gas (PCG) (TM) synthesis gas recovered from our system, after dissociation, is drawn out of the top of the vessel and put through our gas-polishing unit. The molten silicates, inorganics and metals, if any, are removed at the lower side of the Plasma Converter vessel through a melt discharge port and recovery procedure.

Recovered products can be used or sold as commodities for use in various manufacturing processes. It is expected that most of the Plasma Converted Gas will be used as a fuel gas and to a lesser degree, as a chemical feed stock; silicate materials recovered will be used in the ceramics, abrasives or the construction industries; the metallic components can be used or be readily available for sale with little or no additional processing. There is a newly developing interest in PCG(TM) to produce hydrogen by use of our patented StarCell(TM) system. The economic justification for the use of our systems in hazardous waste applications does not depend on any revenues from the use or sale of the recovered commodity products, but the emergence of StarCell Hydrogen may modify that attitude.

Recovered Commodity Products

The Plasma Converter processes the wastes (matter) in such a way that the elemental components of the feedstock can be recovered in from one to three distinct phases:

     (1) synthesis gas (PCG(TM), Plasma Converted Gas) that exits the top of the chamber;

     (2) inorganic, glass-like (obsidian-like) silicates which form a separate layer above the liquid metal (if there is a sufficient quantity of metal in the feed stock, with small quantities of metal encapsulated in the silicate stone); and

     (3) liquid metallic elements, if in sufficient quantities, which collect and are automatically discharged at the base of the vessel.

Depending on the composition of the feedstock, any one phase may be produced, any two phases may be produced, or all three may be produced. However, the Company's experience indicates that the most likely commodity-product recover-phase will be in two parts:


     (1)  the PCG(TM)GAS-PHASE; and

     (2) the SOLID-PHASE in which the inorganic silicate, containing metals, will be produced.

Energy Produced And Volume Reduced

Carbon is abundantly present in the products and the wastes of the industrial world. Such materials are inherently rich in latent chemical energy such as one would find in fuel. When carbonaceous waste feedstocks of many industrial wastes, infectious hospital waste, municipal solid waste, shipboard waste, and such are processed, the Startech system will consume 1 unit of electrical energy while producing about 4 units of energy residing in the PCG(TM). With the improved efficiencies of electrical generating units, the 4 units of energy residing in the PCG(TM) can be used to create 2 units of electrical energy.

Materials such as scrap tires, for example, will produce recovered commodity products in two phases: the PCG(TM) gas phase and the metal phase, if metal exists. Because materials such as plastics, solvents, and tires are so rich in energy, they will produce a relatively large amount of PCG(TM) with a high-energy content that will result in approximately 6-8 units of recovered PCG(TM) energy for each unit of electrical energy used in the process.

In some applications, the Plasma Converter will produce enough energy for its own needs, and produce a surplus that can be sold to the local electrical grid, or used in the customer's facility to reduce the need for purchased power or purchased fuel. Not all wastes produce PCG(TM). For example, processing contaminated soil will produce no appreciable amount of PCG(TM).

The volume reduction of these solid wastes, when processed in the Plasma Converter, is approximately 300 to 1. Waste streams composed primarily of hazardous or non-hazardous paper, cloth, plastic, food, pharmaceutical, explosives, paints, solvents, PCBs, confiscated drugs, filters, oils, and so on will result in so few solids as to produce volume reductions approaching infinity. Materials such as this are also very rich in elements such as carbon, oxygen, and hydrogen and the processing results almost entirely in the PCG(TM) commodity synthesis gas. In addition to the volume reduction, none of the remaining materials, if any, are hazardous in nature.

Waste feedstocks that have a relatively high metal content will produce a separate liquid metal phase that can be recovered directly from the system for resale or reuse in the metallurgical industry.

The recent entry of StarCell into the market is moving the interest of PCG(TM) use for plant heating and cooling to a new interest in PCG(TM) use for the production StarCell Hydrogen for fuel cells and for direct hydrogen powered engines.

Our system can also achieve volume reductions on low-level radioactive surrogate waste of approximately 300 to 1. Other present methods of volume reduction include compaction and incineration that produce overall volume reductions of about 8 to 1. Our system will not reduce the radioactivity of the low-level radioactive waste nor do we believe that can be done by any other system, but the volume of that waste may be significantly reduced. Industries that may benefit from this process are utilities, research laboratories and hospitals that store the reduced low-level radioactive waste material on-site until it can be shipped off site to a special repository. The cost for that method can be many thousands of dollars per ton. The continued availability of the few repository sites that exist, are problematic and uncertain. We believe our system can increase a site's storage capacity.

What is Plasma?

Plasma is simply a gas (air) that the Plasma Converter ionizes so it becomes an effective electrical conductor and produces a lightning-like arc of electricity that is the source of the intense energy transferred to the waste material as radiant energy. The arc in the plasma plume within the vessel can be as high as 30,000 degrees Fahrenheit ... three times hotter than the surface of the Sun. When waste materials are subjected to the intensity of the energy transfer within the vessel, the excitation of the wastes' molecular bonds is so great that the waste materials' molecules break apart into their elemental components (atoms). It is the absorption of this energy by the waste material that forces the waste destruction and elemental dissociation.

How The System Works

The basic Plasma Converter system consists of the following:

          In-feed System
          Plasma Vessel
          Gas Polisher
          Computer Control Station
          Power Supply

Figure 1. Process Overview of PCS
          -----------------------

                                [OBJECT OMITTED]

                                   Feed System

The feed mechanism can simultaneously accommodate any proportion or combination of solid, liquid and gaseous feedstocks. Solid wastes, depending upon their composition, can be pumped, screw fed, or ram fed into the plasma vessel. A shredder ahead of the feed system may be appropriate to achieve size reduction or object separation prior to direct system feed.

Liquid wastes, including sludges, can be pumped directly into the PCS through the wall of the plasma vessel through a special infeed nozzle. The liquid feed system is designed to also accommodate any entrained solids that may be present.

Similarly, gaseous feedstocks may also be introduced into the plasma vessel through a specially designed nozzle.

                                  Plasma Vessel

The plasma vessel is a cylindrical two-part container made of stainless steel with an opening in the roof through which the plasma torch is inserted. The vessel is lined with insulation and refractory to allow both maximum retention of internal energy and to protect the stainless steel container from the intense heat inside the vessel. The plasma vessel is equipped with inspection ports (including a video camera so the operator can see real time images inside the vessel to assist in PCS operation), openings for introduction of feedstocks, and an exit port for removal of excess molten material. The smaller vessels are designed to remove molten material periodically through an automated tipping mechanism during which time the vessel may or may not remain in continuous operation. A design enhancement incorporated into the most recently constructed system is a continuous melt extraction feature which maintains the level of molten material in the plasma vessel at or below a preset limit without interrupting the operation of the system. This melt extraction system can be deployed with all sizes of Plasma Converters.

The plasma vessel is specially designed to ensure that no feedstock material is able to reach the exit port without first passing through the plasma energy field and undergoing complete molecular dissociation. The method by which this is accomplished forms a part of Startech's intellectual property. In addition, the plasma vessel is maintained at a slight negative pressure to ensure that no gases can escape to atmosphere.

The plasma torch system is a commercially available product that Startech can purchase from any number of reputable vendors. Comparable plasma systems have been used extensively in the metallurgical industry for decades. The most maintenance-intensive aspect of the PCS is the need to periodically replace electrodes, which occurs approximately every 300 to 500 hours of operation. Electrode replacement can be accomplished in approximately 30 minutes thus ensuring minimum downtime of the PCS.

The PCS is also equipped with a torch positioner system that allows the operator to aim the torch at different points within the plasma vessel. This aspect of the PCS allows the operator to quickly and efficiently treat feedstocks as they enter the vessel and move around inside the vessel to avoid any build-up of solidified melt that may occur on the vessel walls.

                              Gas Treatment System

The gas treatment system is comprised of six stages:

     o    High temperature cyclone separator to remove particulates
     o    Quench stage (with heat recovery, if desired)
     o    Cartridge dust collector to remove particulates
     o    Selective catalytic reduction to remove NOx
     o    Packed column scrubber to remove acids and volatized metals
     o    Final polishing

High Temperature Cyclone Separator

The initial step of the gas treating process is a pre-quench in which the PCG is cooled from approximately 1000(degree)C down to 650(degree)C by direct water injection with a conventional spray dryer arrangement. The PCG then flows through a refractory lined pipe into a conventional, insulated cyclone fabricated with high temperature alloy and designed to operate at high temperatures. The purpose of the cyclone is to remove particulate matter, which is then collected and batch-fed back into the plasma vessel.

Quench

PCG then flows to a spray dryer designed to rapidly reduce the gas temperature from approximately 650(degree)C down to 120(degree)C. The importance of this temperature reduction is to ensure that dioxins and furans, troublesome by-products of incineration, do not form. In order for dioxins and furans to form, the gas would need to remain in a specific temperature zone (e.g., 190(degree)C to 330(degree)C) for some period of time - conditions which are precluded by the quench.

Cartridge Dust Collector

PCG then flows to a commercial pulsejet cartridge dust collector with high-temperature cartridges and heating elements to prevent condensation. This unit is capable of automatically "blowing back" collected solids that are collected and batch-fed back into the plasma vessel.

Selective Catalytic Reduction (SCR)

Upon exiting the dust collector, the PCG is reheated to approximately 310(degree)C for selective catalytic reduction of NOx in a standard unit designed for this application where hydrogen present in the PCG reacts with NOx to form atmospheric nitrogen and water. During periods where there is no hydrogen in the PCG (e.g. during start-up, with processing materials that do not contain carbon), urea is added to reduce the NOx.

Packed Column Scrubber

Upon exiting the SCR, PCG undergoes a final quench with direct water injection to reduce the temperature below 50(degree)C. This prepares the PCG for acid gas removal, which is accomplished in a standard horizontal packed column scrubber. Other inorganic species dissolve into the scrubbing liquid as common ions including chloride, fluoride, sulphate, phosphate, sodium and calcium. To manage the build-up of salts, the scrubbing solution is removed and replenished with fresh water. The wastewater typically requires no further treatment prior to discharge to sewer, except in the event there is a high concentration of heavy metals entering the system as feedstock. Approximately 75% of metals go into the melt with the remainder being volatilized and entrained in the PCG where they are captured in the scrubber and carbon filter. The wastewater also contains particulates below one micron.

Final Polishing

Final polishing of the PCG is then accomplished by passing the gas through a mesh mist eliminator, a standard HEPA filter and granular activated carbon filter.

Finally, a standard variable speed fan at the exit of the gas treatment train pulls PCG through the entire system and maintains a constant, slight negative pressure within the plasma vessel.

The system has been designed so that it is comfortable, intuitive, and easy to use. The skill level of the operator need not be any higher than one having a reasonable technical aptitude.


As of February 2001 we completed work on our next generation Plasma Converter that is being used for our demonstration and training unit in our Bristol, Connecticut facility. The facility has been operational and has been a very active marketing tool in showcasing our technology to potential customers, investors, and governmental agencies. We have been proactive in utilizing this facility for training such as Eiko Systems Corp. and also running some surrogate testing for specific customers. We expect testing activity to increase in 2002 as more and more companies and governmental agencies look to validate our technology for their specific applications.

StarCell(TM) development and technology

On March 7, 2001, we announced the unveiling of our StarCell(TM) system. StarCell is the Company's patented hydrogen selective membrane device that separates hydrogen from Plasma Converted Gas (PCG(TM)). PCG(TM) is a synthesis-fuel gas mixture produced from processing material through the Plasma Converter. The increasing importance of the need for alternative energy sources and the emergence of the "Hydrogen Economy" drove our development of StarCell.

There are essentially two principal uses of energy:

     o    first, stationary energy for electrical power generation and heating;

     o second, mobile energy such as that used for transportation propulsion systems...the energy you can put in a fuel tank and take with you.

Any discussion on energy-related issues, such as air pollution, dependable energy supplies, and global climate change, further illuminates the need for alternative fuels. Hydrogen offers very large benefits by eliminating polluting emissions and greenhouse gases, and, with the Plasma Converter-StarCell technology, hydrogen can become a more readily and cheaply available alternate primary energy fuel. Hydrogen, like electricity, is a premium-quality energy carrier. It can be used with high efficiency, and with zero tailpipe and zero stack emissions.

Besides producing the Plasma Converter, we are also developing equipment that can recover hydrogen from a variety of feedstocks including coal and the wastes of the world. This capability will help make it possible to have a large-scale dependable energy system with essentially no pollutants and with no climate-changing gases.

Hydrogen is clearly recognized as a very real alternative to our always-depleting reservoir of fossil fuel. But more than that, hydrogen is the pristine fuel. When used as a fuel, it produces only water vapor (fresh water) as the by-product. Although energy production is not our main objective, the ability to separate this highly sought after gas from an already valuable synthesis gas will be another step forward in our mission to achieve broad market acceptance of our primary product, the Plasma Converter.

StarCell is not a fuel cell; it is a ceramic membrane filtration system that extracts hydrogen from PCG(TM). Because hydrogen is such a small molecule, smaller than all the others in the PCG(TM) gas mixture, it can be pushed through the filtering membrane to allow the hydrogen to be separated from the PCG(TM).

PCG(TM) is produced from wastes; it is a gas mixture containing a large quantity of hydrogen. Hydrogen is a valuable commodity with many commercial uses. It also is a pristine fuel that produces no carbon by-products. Pound-for-pound, hydrogen contains more energy punch than all the other fuels; and, when used in fuel cells or engines produces only clean water vapor.

StarCell Hydrogen can feed fuel cells and hydrogen engines. StarCell Hydrogen is a fuel that can produce clean electricity and clean propulsion systems. The combination of the Plasma Converter with StarCell can produce hydrogen on a large scale from the wastes of the world, and at a very low cost. Our customers who use a Plasma Converter with a StarCell will get paid for processing the incoming waste at the front end, and will be paid for the hydrogen at the back end. People sometimes forget that waste, even hazardous waste, is an ever-present, and much overlooked, valuable and renewable resource.

Hydrogen is a very valuable commercial gas that is produced by various thermo-chemical industrial methods. Hydrogen gas is used in many industrial processes to make products that we use every day. These products include cooking oils, peanut butter, soap, insulation, metals, drugs, vitamins, adhesives, cosmetics, ammonia, fuels, plastics and so on. Hydrogen is also used extensively to propel spacecraft because it is very light and has a very high energy content. Hydrogen is used as a fuel to produce pollution-free electricity in fuel cells.

The paradox is, that while hydrogen is the most abundant material in the universe, it is not readily accessible. Expensive and sophisticated chemical-industry processes must extract it. Nearly all of the hydrogen produced today is made from fossil fuels. These fuels consist primarily of molecules made up of carbon and hydrogen. To produce hydrogen from these fossil fuel molecules, they must be "reformed" with steam and/or oxygen in a complex thermo-chemical process consisting of many steps. The products of reformation are hydrogen gas and carbon-gas species. The traditional industrial process further purifies and separates the hydrogen from the rest of the stream by various methods. This expensive reformation process is exactly what our Plasma Converter does in the process of destroying most feedstock. In other words, we get the reformation process from the Plasma Converter for no additional costs.

Competition

We believe the following technologies may be the potential competition to plasma-based technology:

We believe we are the industry leader in the use of plasma technology to rid the world of its waste problem and/or create valuable alternative power sources and industrial products. There are other plasma-based technologies in various stages of development that claim to achieve some, but not all, of the benefits achieved by our system. However, the fact that the commercial use of plasma for waste destruction resulting in power and product creation is in its early stages makes competitive comparisons difficult. We welcome the presence of other plasma technologies. The market for plasma is huge and the existence of competing technologies provides credibility to the industry. We are the only plasma company whose shares are traded on a recognized stock exchange.

We believe we are positioned to take advantage of the recognition of plasma technology as an alternative to conventional forms of waste disposal. We have spent substantial money, time and effort educating the public and private sectors on the benefits of our technology and believe we will reap the rewards of that effort.

          We believe the following are a few of our competitive advantages:

     o Low total system cost that allows our customers to make money with our system

     o Operating performance far safer than prevailing environmental standards

     o    The ability to process solids, liquids, and gases simultaneously

     o Versatile feed systems and vessel openings that allow a wide variety of feed streams

     o    Advanced stage of power producing peripheral equipment

     o Unmatched advanced design and operating performance of our complete system

     o    Management's experience with plasma and its commercial application

     o    Depth and breath of manufacturing knowledge and experience

     o Greater access to capital markets as a public company over private companies and

     o    Fully trained distributors and representatives

     o    Multiple modes of operations

          We believe the following are our competitive disadvantages;

     o Our cash position relative to other multi-national companies who may enter this field as it grows

     o Resistance to new technologies when dealing with the public health and safety

We believe many potentially competitive technologies are limited to a narrow number of waste feed-streams. In some of those technologies, if the system does not receive exactly what it expects, even something as benign as water or metals, the process may be ineffective and possibly dangerous. In the waste industry, it is difficult to specify the exact composition of a waste stream in a real world application. By their very nature, waste streams are sometimes made up of unknown and unpredictable materials. For any processing system to be commercially successful it must be able to safely and effectively process unpredictable waste streams without system upsets. Our Plasma Converter can handle great deviations in the waste stream content. We believe many of the potentially competitive technologies have yet to demonstrate capabilities beyond small laboratory or bench scale devices that use precisely controlled waste streams under precisely controlled conditions. They may also produce undesirable and hazardous by-products.

We believe the following companies are our most serious competitors in the plasma industry:

Integrated Environmental Technologies (IET); and

MSE Technology Applications, Inc.

IET offers a very different system from our technology. IET uses a carbon rod plasma arc system whereas we use a plasma torch based system. MSE, like Startech, is a plasma torch based system.

There are difficulties present in comparing technologies in our industry that are not present in established industries. The commercial nature of any plasma-based system is based upon the performance data received and the versatility of the material feedstock that can be processed. Further, in addition to the performance data and versatility of feedstock, the commercial uses for the system can be greatly enhanced by the number of peripheral devices that can be added to the system to make use of the saleable gas, silicate and metals that the system produces to create a total solution. Because this industry is just beginning to develop, there is very little empirical evidence in the public domain regarding the performance data of each competing technology. Therefore, performance comparisons are not available. However, some of our competitive advantages are not data related, but are the direct result of the versatility in the feedstock variations we can accommodate and in the advanced level of our system design. Additionally, we know of no competitor who is offering the variety of uses for the gas and silicates that Startech can offer.

Besides those companies mentioned specifically, there are a number of other companies that advertise a capability using plasma technology. We have no way of knowing the status of these companies or if they are even ongoing concerns. Since many of them are small, private companies it is very difficult to know what, if any, capabilities are ready for the commercial market. We are not aware of any competitive company that has a commercial site up and operating other than those we have named above.

In addition, we believe that other waste disposal methods may be considered as competition. These methods are summarized as follows:

- landfill dumping: the least expensive in the short term and one of the most environmentally dangerous of all waste disposal methods.

- incineration: even though the permitting of new incinerator installations is being dramatically reduced, and the method has fallen into great disfavor both in the U.S. and internationally, this rather primitive method of disposal is still presently accepted by many although the emissions produced are regarded as pollutants, and large quantities of toxic bottom ash and fly ash are produced which are eventually deposited into landfills in the community.

Intellectual property

We have developed and acquired extensive proprietary technology. Our technologies are comprised of a variety of overall coordinated system and subsystem concepts, detailed mechanical engineering calculations, detailed engineering design features, data compilations and analyses, complex chemical engineering calculations, business methods and market information. Since our formation, a substantial amount of intellectual property has been developed.

Although we have submitted four invention disclosures related to the overall system design of our Plasma Converter and StarCell technologies for the submission to the U.S. Patent and Trademark Office, an extensive amount of proprietary intellectual property that has been developed will be protected as trade secrets. We may, in the future, file foreign applications for these patents. We plan to continue our development and protection of our intellectual property. We have not authorized or licensed the use of our proprietary information to any third parties and have no plans to do so. We retain the exclusive worldwide rights for development and commercialization of our technologies.

We have licensed three patents. The inventions and related know how could enhance the commercial capability of our core plasma system for certain applications. The first is a Hydrogen-Selective Ceramic Membrane that was developed by Media and Process Technology, Inc., and its predecessor, ALCOA Corporation. This technology provides for the high temperature dehydrogenation of our Plasma Converted Gas. The second and third are Catalytic Conversion of Water and Carbon Dioxide to Low Cost Energy, Hydrogen, Carbon Monoxide, Oxygen and Hydrocarbons developed by Dr. Rollin C. Swanson. This novel process produces low cost energy by reacting carbon dioxide and water over a catalyst complex. This technology could also enhance the commercial nature of our Plasma Converted Gas. These systems can enhance the Plasma Converter(TM) capability for environmentally attractive energy and electrical power generation.

Our success depends, in part, on our ability to maintain trade secrecy for our proprietary information that is not patented, obtain patents for new inventions and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patents of others will not have an adverse effect on our ability to conduct business or that we will develop additional proprietary technology which is patent able or that any patents issued to us will provide competitive advantages or will not be challenged by third parties. Since our inception we have never been notified by any third-party that we infringe on any protected information. We also protect our trade secrets and proprietary know-how and technology by non-disclosure agreements and non-compete agreements with our collaborators, employees and consultants. However, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, and that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Government regulation

Our customers are required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act, as amended and the Occupational Safety and Health Act of 1970, which may require us, our prospective working partners or its customers to obtain permits or approvals to utilize the Plasma Converter and related equipment on job sites. In addition, because we are marketing the Plasma Converter internationally and expect those sales to represent a significant portion of our revenues, our customers will be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that these required permits and approvals would be obtained. Furthermore, particularly in the environmental remediation market, we may be required to conduct performance and operating studies to assure government agencies that the Plasma Converter and its by-products do not prove to be environmental risks. There is no assurance that these studies, if successful, will not be more costly or time-consuming than anticipated. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, our prospective working partners and/or its customers may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. There can be no assurance that our system's performance will satisfy all of the applicable regulatory requirements.

Environmental matters

Our customers operations are subject to numerous federal, states and local regulations relating to the storage, handling and transportation of regulated materials. Although our role is generally limited to the sale or leasing of its specialized technical equipment for use by our customers, there is always the risk that equipment failures could result in significant claims against us. Any claims against us could materially adversely affect our business, financial condition and results of operations as well as the price of our common stock.

Manufacturing operations

Third party vendors who build specific component parts to our specifications are presently manufacturing our products and systems. Some of the manufacturing components are constructed at our 30,000 square foot manufacturing facility located in Bristol, CT. We also assemble, ship and test our systems there.

Research and development

While the principal research and development to produce commercial Plasma Converters has been completed, we will continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have to date been entirely paid for and sponsored by the company. No further research and development is required for Plasma Converters currently being marketed and sold. We will continue to develop and design operational improvements that will be primarily in the area of the use of the Plasma Converted Gas produced by the Plasma Converter. Expenditures for research and development will be geared to achieving lower costs designs and higher efficiencies consistent with our business model of offering complete systems solutions. In the twelve months ending October 31, 2001 we expensed $151,167 for research and development. As we expand our research and development focus in fiscal year 2002 our efforts are expected to be devoted to the development of paten table proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen. In addition we will continue conducting ongoing tests, demonstrations and enhancements of the Plasma Converter for potential customers and governmental agencies.

Employees

As of October 31, 2001, we had sixteen full-time employees, including seven with engineering degrees. From time to time, we hire contract engineers for particular projects and for a limited time. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment, and prohibiting them from competing with us. Our employees are not represented by any labor union, and we believe that our relations with our employees are satisfactory. We expect to hire several marketing and technical/engineering marketing personnel in 2002 to assist in proposal preparation, request for quotes, and technical support for in-house management as well as our network of representatives and distributors.

ITEM 2 - PROPERTIES:
-------------------

Our corporate headquarters is located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897-2525 where we lease 5,800 square feet of office space from CD Station, LLC as landlord. The lease provides for monthly payments of $14,017, increasing annually from December 2002 to December 2004, when the lease expires. There is an option for us to extend the lease for a five (5) year term with the Landlord having the right to cancel the lease after two (2) years of the extended term if the buildings main tenant, The Common Fund, requires the additional space for their corporate offices.

Our Product Showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 5,400 square feet of office space from Tunxis Management as landlord. The lease provides for monthly payments of $2,363 increasing annually to September 2005, when the lease expires.

Our Manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $1,875 increasing to $3,750 on February 1, 2002 and then increasing to $5,625 per month on August 1, 2002. The Lease will expire on July 1, 2004.

The following table listed below is the annual rent expense for the corporate headquarters at Wilton, Connecticut, and the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol, Connecticut:

                        Year                   Annual Rent
                        2002                    $254,180
                        2003                     281,946
                        2004                     270,046
                        2005                      45,408


ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

As of the date of this report there are no outstanding legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth (4th) quarter of the year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
--------------------------------------------------------------------------------
MATTERS:
-------

(a)       Market Information
          ------------------

From November 1995 through November 1, 2000 our common stock was traded on the OTC Bulletin Board under the symbol STHK. On November 2, 2000 our common stock began trading on the Nasdaq Small Cap Market under the symbol STHK. The table below shows the high and low bid of our Common Stock during the last quarters indicated.

                                                               Bid
                                                               ---
     Quarter Ended                                      High           Low

     January 31, 2002 (through January 22, 2002)      $  3.67        $  1.95

     October 31, 2001                                 $  4.83        $  2.05
     July 31, 2001                                    $  5.15        $  3.95
     April 30, 2001                                   $  7.44        $  3.82
     January 31, 2001                                 $  9.88        $  5.38

     October 31, 2000                                 $ 10.82        $  7.52
     July 31, 2000                                    $ 14.00        $  7.00
     April 30, 2000                                   $ 18.75        $  8.88
     January 31, 2000                                 $  8.12        $  5.12

(b)       Stockholders
          ------------

As of January 22, 2002, there were 664 holders of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)       Dividends
          ---------

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the future to finance its operations. During the fiscal year 2001 the Company paid $257,504 in preferred dividends payable in additional shares of Series A Convertible Preferred Stock. On October 31, 2001 the Company had an accrued preferred dividend of $3,170 on its Series A Convertible Preferred Stock.



ITEM 6 - SELECTED FINANCIAL DATA:
--------------------------------

The selected financial data set forth below for the five years ended October 31, 2001 is derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

                                                                Year Ended October 31,
                                      ----------------------------------------------------------------------

                                         2001           2000          1999            1998           1997
                                         ----           ----          ----            ----           ----
Net sales                             $2,400,000    $1,069,441      $2,268,964     $1,088,782        $10,000

Loss from operations                   2,437,759     2,731,336       1,346,399        473,733        897,855

Other income (expense)                   167,067       319,093          68,071         14,664         20,497


Net loss                              $2,298,480    $2,430,576      $1,289,192     $  463,051     $  877,908
                                      ==========    ==========      ==========     ==========     ==========

Earnings per share of weighted
 average shares of common
 stock outstanding                         (0.30)        (0.63)          (0.19)         (0.07)         (0.12)


Weighted-average number of
 shares of common stock
 outstanding                           8,359,111     7,430,838       6,875,999      6,887,736      6,695,316

Total assets                          $4,663,005    $7,077,881      $6,374,818     $1,824,448     $1,201,870
Total liabilities                        740,957     1,196,596         359,458      1,163,774        188,063

Long-term obligations                     43,299        13,225           7,718              0              0

Cash dividends per share
 for common stock                              0             0               0              0              0


                                                      17

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS:
---------------------

Results of Operations

Comparison of Years Ended 2001 and 2000

Revenues. Our total revenues were $ 2,400,000 for the year ended October 31, 2001, as compared to $ 1,069,441 for the same period in 2000, an increase of $ 1,330,559 or 124.4%. The increase is due to the shipment of a 10,000 pound-per-day Plasma Converter to Eiko Systems Corporation located in Japan. This Eiko contract represented all of the revenues for the year ended October 31, 2001.

Gross profit. Our gross profit was $937,404 for the fiscal year ended October 31, 2001 an increase of $670,590 or 251.3% from the same period in 2000. Our gross margins on revenue were 39.1% for the year ended October 31, 2001 versus 25.0% for the year ended October 31, 2000. The margins improved as a result of increased efficiencies in identifying subcontractors and procuring materials.

General and administrative expenses. Our general and administrative expenses for the year ended October 31, 2001 were $2,370,882 an increase of $302,646, or 14.6%, from the same period in 2000. This increase resulted from higher depreciation expenses, office rental expenses, bad debt expense, insurance expenses, and higher salary costs related to hiring additional personnel.

Research and development expenses. Our research and development expenses for the year ended October 31, 2001 were $151,167 up 102.8%, from the same period in 2000. The increase is related to costs associated with our engineering and design advances of the Plasma Converter sub-systems. Further, additional costs were for the research, development and design of Starcell (TM). Starcell(TM) is our latest product development that will improve the marketability and versatility of our Plasma Converter system, as well as Starcell's ability to operate as a stand-alone system for the production of hydrogen.

Selling expenses. Our selling expenses for the year ended October 31, 2001 were $853,114 a decrease of $2,266 or less than 1%, for the similar period in 2000. The costs related to selling expenses comprised mainly of demonstrations at our Bristol showroom facility, as well as travel and consulting arrangements associated with marketing activities.

Interest income. Our interest income for the year ended October 31, 2001 was $182,193, as compared to $324,221 in the similar period 2000 a decrease of 43.8%. The decrease is due to lower cash balances and lower interest rates earned on our investments resulting from the Federal Reserve lowering short-term interest rates.


Income taxes. Income taxes for the year ended October 31, 2001 were $27,788 as compared with $18,333 in the similar period 2000. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have loss carry forwards of $7.8 million to offset against future profits.

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

Research and development expenses. Our research and development expenses for the year ended October 31, 2000 were $74,534 up 100.0%, from the same period in 1999 during which no research and development expenses were reported. The increase is due to costs related to improved design and engineering of our Plasma Converter, and the development of StarCell.

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

General and administrative expenses. Our general and administrative expenses for the year ended October 31, 1999 were $1.2 million, an increase of $491,000, or 74%, from the year ended October 31, 1998. The increase is due to a higher level of salaries as a result of the hiring additional personnel to support our growth, professional fees, insurance, and stockholder relations.

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


Liquidity and Capital Resources

The Company had working capital of $2,096,033 as of October 31, 2001 and had cash and cash equivalents of $2,207,328 as of October 31, 2001.

Working capital was provided primarily revenues earned Eiko Systems Corporation and exercising of warrants. We have and will continue to be dependent upon the revenues from the sale of equipment and public or private sale of securities. It is anticipated that our capital requirements for future periods will increase and future needs are anticipated from the above sources, demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

In the period November 1, 2000 thru October 31, 2001 we received proceeds of $210,000 from 30,000 warrants that were exercised at $7.00 per share.

We believe that cash generated from our current operations, and our current cash balances, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 9 months. In addition we are currently undertaking a private placement of our securities and we anticipate raising up to $5 million dollars from this offering. Assuming the total offering is completed and additional revenue generating activities are realized this will satisfy our projected working capital needs for at least 36 months.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills.

For the year ended October 31, 2001 we declared four quarterly dividends on our Series A Convertible Preferred stock in the aggregate amount of $257,504, which was paid by the issuance of 22,441 shares of Series A Convertible Preferred stock.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
----------------------------------------------------

Financial Statements and Supplementary data and the Independent Auditors Report thereon are listed and included Part IV, Item 14 of this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE:
--------------------

None

                                    PART III
               Directors and Executive Officers of the Registrant

Note: The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Instruction G for Form 10-K) since the Company is filing with the Commission (by no later than February 28, 2002), a definitive proxy statement pursuant to Regulation 14A, which involves the election of Directors at the annual shareholders' meeting of the Company, expected to be held on or about March 5, 2002.

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 2001, 2000 and 1999

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 2001, 2000 and 1999







Independent Auditors' Report..................................................25

Consolidated Balance Sheets...................................................26

Consolidated Statements of Operations.........................................27

Consolidated Statements of Changes in Stockholders' Equity....................28

Consolidated Statements of Cash Flows.........................................29

Notes to the Consolidated Financial Statements................................30

                                                      Pond View Corporate Center
                                                      76 Batterson Park Road
                                                      Farmington, CT  06032
[GRAPHIC OMITTED]
[GRAPHIC OMITTED]         Farmington - New London     Main Line:  (860)678-6000
                                                      Toll Free:  (800)286-KRCO
Business Advisors and Certified Public Accountants    Fax:        (860)678-6110
                                                      Web:   www.kostin.com



To the Board of Directors
Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation as of October 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2001 and 2000, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





Farmington, Connecticut
December 6, 2001



                                           STARTECH ENVIRONMENTAL CORPORATION
                                               Consolidated Balance Sheets
                                                October 31, 2001 and 2000

                                                                                              2001            2000
     Assets
Current assets:
   Cash                                                                                   $  2,207,328    $  5,221,154
   Accounts receivable                                                                         300,000         338,000
   Inventory                                                                                   279,502         273,706
   Prepaid expenses                                                                              5,000            --
   Other current assets                                                                          1,861          13,876
                                                                                          ------------    ------------

Total current assets                                                                         2,793,691       5,846,736

Equipment, at cost, net of accumulated depreciation                                          1,791,863       1,157,950

Other Assets                                                                                    77,451          73,195
                                                                                          ------------    ------------

      Total Assets                                                                        $  4,663,005    $  7,077,881
                                                                                          ============    ============

    Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                       $    115,489    $    449,216
   Capital lease - short-term                                                                   38,920          23,907
   Other accrued expenses                                                                      543,249         710,248
                                                                                          ------------    ------------

      Total current liabilities                                                                697,658       1,183,371

Long-term liability:
   Capital lease payable, net of current portion                                                43,299          13,225
                                                                                          ------------    ------------

      Total liabilities                                                                        740,957       1,196,596
                                                                                          ------------    ------------

Stockholders' equity:
  Preferred stock, no par value, 10,000,000 shares authorized; 47,511, and 502,220 issued and outstanding at October 31, 2001 and 2000 respectively (aggregate liquidation
     preference of $ 475,110 and $5,022,220 at October 31, 2001 and 2000, respectively)        475,110       4,641,483
  Common stock; no par value; 800,000,000 shares authorized, shares issued                  12,265,072       7,532,267
    and outstanding: 9,282,880 at October 31, 2001 and 8,085,660 at
    October 31, 2000
Additional paid-in-capital                                                                   1,742,745       1,742,745
Deficit                                                                                    (10,560,879)     (8,035,210)
                                                                                          ------------    ------------

      Total stockholders' equity                                                             3,922,048       5,881,285
                                                                                          ------------    ------------
                                                                                          $  4,663,005    $  7,077,881


                        The accompanying notes are an integral part of the financial statements.

                           STARTECH ENVIRONMENTAL CORPORATION

                          Consolidated Statements of Operations

                   For The Years Ended October 31, 2001, 2000 and 1999


                                                       Year Ended October 31,
                                                       ----------------------

                                                2001           2000           1999

Revenue                                      $ 2,400,000    $ 1,069,441    $ 2,268,964

Cost of goods sold                             1,462,596        802,627      2,138,259
                                             -----------    -----------    -----------

Gross profit                                     937,404        266,814        130,705


Selling, general and administrative
 Expenses                                      3,375,163      2,998,150      1,477,104
                                             -----------    -----------    -----------




Loss from operations                          (2,437,759)    (2,731,336)    (1,346,399)
                                             -----------    -----------    -----------

Other income (expense):
  Interest income                                182,193        324,221        101,521
  Interest expense                               (15,126)        (5,128)       (33,450)
                                             -----------    -----------    -----------

     Total other income                          167,067        319,093         68,071
                                             -----------    -----------    -----------


Income tax expense                                27,788         18,333         10,864
                                             -----------    -----------    -----------

Net loss                                     ($2,298,480)   ($2,430,576)   ($1,289,192)
                                             ===========    ===========    ===========


Net loss                                     ($2,298,480)   ($2,430,576)   ($1,289,192)

Less: preferred dividends                        257,504      2,251,276         16,016
                                             -----------    -----------    -----------

Loss attributable to common stockholders     ($2,555,984)   ($4,681,852)   ($1,273,176)
                                             ===========    ===========    ===========

Net loss per share                           ($     0.30)   ($     0.63)   ($     0.19)
                                             ===========    ===========    ===========

Weighted average common shares outstanding     8,359,111      7,430,838      6,875,999
                                             ===========    ===========    ===========


         The accompanying notes are an integral part of the financial statements

                            STARTECH ENVIRONMENTAL CORPORATION
                Consolidated Statements of Changes in Stockholders' Equity
                    For The Years Ended October 31, 2001, 2000 and 1999



                                                  Common                       Preferred
                                                  Shares         Amount          Shares

Balance, October 31, 1998                        6,845,965    $  2,708,524           --
Shares issued during the year
   for services rendered                            45,792         226,445           --
Shares issued for cash                              13,500          49,250        696,978
Net loss during the year
   ended October 31, 1999                             --              --             --
Dividends                                             --              --             --
                                              ------------    ------------   ------------
Balance, October 31, 1999                        6,905,257       2,984,219        696,978
Preferred shares converted to common shares        430,765       2,234,032       (243,890)
Shares issued during the year
   for services rendered                            14,918         136,338           --
Shares issued for cash                             561,496       2,154,165           --
Shares issued for 401(k) plan                        2,106          23,513           --
Shares issued in lawsuit settlement                171,118            --             --
Net loss during the year
   ended October 31, 2000                             --              --             --
Accretion of dividend on preferred shares             --              --             --
Dividends                                             --              --           49,132
                                              ------------    ------------   ------------
Balance, October 31, 2000                        8,085,660    $  7,532,267        502,220
Preferred shares converted to common shares      1,178,720       4,423,877       (477,150)
Shares issued during the year
   for services rendered                             8,050          29,987           --
Shares issued for cash                              30,000         210,000           --
Shares issued for 401(k) plan                       15,450          68,941           --
Shares retired                                     (35,000)           --             --
Net loss during the year
   ended October 31, 2001                             --              --             --
Dividends                                             --              --           22,441
                                              ------------    ------------   ------------
Balance, October 31, 2001                        9,282,880    $ 12,265,072         47,511
                                              ============    ============   ============


         The accompanying notes are an integral part of the financial statements

                            STARTECH ENVIRONMENTAL CORPORATION
                Consolidated Statements of Changes in Stockholders' Equity
                    For The Years Ended October 31, 2001, 2000 and 1999
                                        (Continued)



                                                              Additional
                                                                Paid-In
                                                Amount          Capital        Deficit

Balance, October 31, 1998                     $       --      $        300   $ (2,048,150)
Shares issued during the year
   for services rendered                              --              --             --
Shares issued for cash                           6,384,199            --             --
Net loss during the year
   ended October 31, 1999                             --              --       (1,289,192)
Dividends                                             --              --          (16,016)
                                              ------------    ------------   ------------
Balance, October 31, 1999                        6,384,199             300     (3,353,358)
Preferred shares converted to common shares     (2,234,032)           --             --
Shares issued during the year
   for services rendered                              --              --             --
Shares issued for cash                                --              --             --
Shares issued for 401(k) plan                         --              --             --
Shares issued in lawsuit settlement                   --              --             --
Net loss during the year
   ended October 31, 2000                             --              --       (2,430,576)
Accretion of dividend on preferred shares             --         1,742,445     (1,742,445)
Dividends                                          491,316            --         (508,831)
                                              ------------    ------------   ------------
Balance, October 31, 2000                     $  4,641,483       1,742,745   $ (8,035,210)
Preferred shares converted to common shares     (4,423,877)           --             --
Shares issued during the year
   for services rendered                              --              --             --
Shares issued for cash                                --              --             --
Shares issued for 401(k) plan                         --              --             --
Shares retired                                        --              --             --
Net loss during the year
   ended October 31, 2001                             --              --       (2,298,480)
Dividends                                          257,504            --         (227,189)
                                              ------------    ------------   ------------
Balance, October 31, 2001                     $    475,110       1,742,445   $(10,560,879)
                                              ============    ============   ============


         The accompanying notes are an integral part of the financial statements.

                                        28(Con't)



                                   STARTECH ENVIRONMENTAL CORPORATION

                                  Consolidated Statements of Cash Flows

                           For The Years Ended October 31, 2001, 2000 and 1999


                                                                     Year Ended October 31,
                                                                     ----------------------

                                                              2001            2000            1999
Cash flows from operating activities:
   Net  loss                                              $(2,298,480)    $(2,430,576)    $(1,289,192)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Expenses paid for through the
       issuance of common stock                                29,987         136,338         226,445
     401(k) match through issuance
       of common shares                                        68,941          23,513            --
     Depreciation                                             141,640          51,849          16,847
     Preferred stock accrual                                   30,315            --              --
     (Increase) decrease in:
        Accounts receivable                                    38,000         174,066         380,407
        Prepaid expense                                        (5,000)           --              --
        Inventory                                              (5,796)       (273,706)        552,454
        Other current assets                                   12,015          (4,973)         (7,537)
        Other assets                                           (4,256)        148,991      (  120,072)
     Increase (decrease) in:
        Accounts payable                                     (333,727)        203,642      (  446,556)
        Accrued expenses                                     (166,999)        594,670      (  289,551)
                                                          -----------     -----------     -----------

Net cash used in operating activities                      (2,493,360)     (1,376,186)     (  976,755)
                                                          -----------     -----------     -----------

Cash flows used in investing activities:
     Purchase of equipment                                   (685,345)     (1,033,298)     (   15,655)
                                                          -----------     -----------    -----------

Cash flows from financing activities:
     Proceeds from preferred stock issuance                      --              --         6,284,199
     Proceeds from common stock issuance                      210,000       2,154,165          49,250
     Proceeds from notes payable                                 --              --           750,000
     Repayment of notes payable                                  --              --        (  750,000)
     Repayment of capital lease payable                       (45,121)     (   19,761)     (    1,227)
     Dividends on preferred shares                               --        (       46)           --
                                                          -----------     -----------     -----------

Net cash provided by financing activities                     164,879       2,134,358       6,332,222
                                                          -----------     -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                              (3,013,826)     (  275,126)      5,339,812

Cash and cash equivalents, beginning                        5,221,154       5,496,280         156,468
                                                          -----------     -----------     -----------

Cash and cash equivalents, ending                         $ 2,207,328     $ 5,221,154     $ 5,496,280
                                                          ===========     ===========     ===========


                 The accompanying notes are an integral part of the financial statements

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 1 - Summary of Significant Accounting Policies:
---------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition
-------------------

The Company recognizes revenue on the sale of its manufactured products at the date of delivery. Revenues earned from consulting and design services are recognized when the services are complete.

Management Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 2001, 2000 and 1999, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.



                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The primary investments will be high quality commercial paper, U.S. Treasury Notes, and T-Bills.
Regarding supplementary cash flows information, income taxes paid were $27,788 for the year ended October 31, 2001, $26,620 for the year ended October 31, 2000 and $2,577 for the year ended October 31, 1999. Interest paid in 2001 was $15,126, 2000 was $5,128, and $33,450 in 1999. The Company also had the following non-cash transactions:

                                      2001
                                      ----
                                                                             Shares               Amount

Common shares issued for services rendered in 2001                             8,050           $    29,987
Common shares issued for 401(k) match                                         15,450                68,941
Series A convertible preferred shares converted to common shares             477,150             4,423,877
Equipment acquired through capital lease                                        --                  90,208
Accrued dividends on the preferred stock                                        --                   3,170
Shares returned and cancelled in 2001                                        (35,000)                 --

                                      2000
                                      ----
                                                                             Shares               Amount

Common shares issued for services rendered in 2000                            14,918           $   136,338
Common shares issued for 401(k) match                                          2,106                23,513
Series A convertible preferred shares converted to common shares             243,890             2,234,032
Accretion of dividends associated with the issuance of the convertible
    preferred shares                                                            --               1,742,445
Equipment acquired through capital lease                                        --                  41,118
Accrued dividends on the preferred stock                                        --                  33,485

                                      1999
                                      ----
                                                                             Shares               Amount

Common shares issued for services rendered in 1999                            45,792           $   226,445
Preferred stock issued to repay notes payable                                 10,000               100,000
Demonstration equipment transferred from inventory to equipment                 --                 100,000
Equipment acquired through capital lease                                        --                  17,002
Accrued dividends on the preferred stock                                        --                  16,016

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Inventory
---------

Inventory consists of raw materials and work in process, and is stated at lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment
---------

Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments, which extend the useful lives of the equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Other Assets
------------

Other assets consist of security deposits on office leases and utility deposits in 2001 and 2000. Other assets consist of deposits on the purchase of office furniture, inventory and the deposit on the office lease in 1999.

Income Taxes
------------

Income taxes consist of State taxes on capital. The Company has net operating loss carry-forwards of approximately $7.8 million expiring in various years through 2015. The deferred tax asset arising from the carry-forwards has been fully reserved against, since the likelihood of realization cannot be determined.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Company has 2,091,009 potential common shares, 2,799,249 potential common shares, and 2,325,190 potential common shares in 2001, 2000, and 1999, respectively, that were not used in the computation of diluted earnings per share because they would have been anti-dilutive for each of the three years ended October 31, 2001, 2000 and 1999. The Company has issued 4,795 additional common shares through January 8, 2002 as a result of preferred shares that were converted.

Off Balance Sheet Risk
----------------------
The Company had more than $100,000 in a single bank during the year. The Federal Deposit Insurance Corporation does not insure amounts over $100,000. However, management does monitor the financial condition of the institution where these funds are invested.

Note 2 - Inventory:
------------------
Inventory consists of the following at October 31, 2001 and October 31, 2000:

                                                     2001             2000
                                                     ----             ----

     Raw materials                                 $145,000        $148,616
     Work in process                                134,502         125,090
                                                   --------        --------

     Total inventory                               $279,502        $273,706
                                                   ========        ========

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999



Note 3 - Property, Plant and Equipment:
--------------------------------------

Equipment is summarized by major classifications as follows:

                                                            2001         2000
Computer equipment                                       $   96,181   $   79,358
Demonstration equipment                                   1,595,119      114,720
Furniture and fixtures                                      162,717      149,867
Vehicles                                                     14,002       14,002
Leasehold improvements                                       95,088       78,361
                                                         ----------   ----------
                                                          1,963,107      436,308
Less: accumulated depreciation                              211,732       70,092
                                                         ----------   ----------
                                                          1,751,375      336,216
Cost of demonstration equipment being manufactured           40,488      719,734
                                                         ----------   ----------

Total property, plant and equipment                      $1,791,863   $1,157,950
                                                         ==========   ==========

Note 4 - Operating Lease:
------------------------

The Company leases its offices in Wilton and its showroom and manufacturing facilities in Bristol, Connecticut, under lease agreements that expire in December 2004 and October 2005. Rental expense for the years ended October 31, 2001, 2000 and 1999, were $216,756, $163,042, and $28,847, respectively. There is an option for the Company to extend the Wilton, Connecticut lease for a five-year term with the Landlord having the option to cancel after two years. Annual non-cancelable rent payments for the next five years are as follows:

                 October 31,
                 -----------
                   2002                   $ 254,180
                   2003                     281,946
                   2004                     270,046
                   2005                      45,408

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 5 - Stockholders' Equity:
-----------------------------

Preferred Stock
---------------

During 1999 the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. The Company incurred commissions and issuance costs of $585,581 in connection with issuance. The shares are convertible into the Company's common stock, four months after the closing date, at a rate determined by dividing the purchase price per share ($10) by eighty percent of the market price per share of common stock from the average closing price for the previous five trading days. However, in no event shall the conversion price be less than $4 per share, or more than $6 per share. On September 15, 2002, the convertible preferred stock may be redeemed at the option of the Company for $10 per share, plus all accumulated and unpaid dividends. If not redeemed, the shares will automatically be converted to common shares at $5 per share, or the current market price of the common shares. The dividends shall be paid in additional convertible preferred stock, and are payable on the last business day of March, June, September, and December. During the year ended October 31, 2001, 477,150 preferred shares were converted to common shares compared to 243,890 preferred shares converted during the year ended October 31, 2000.

Warrants
--------

In conjunction with the issuance of the preferred stock in 2000, the Company issued warrants to purchase 396,464 shares of common stock at a price of $15.00 per share. These Warrants may expire on August 31, 2001, provided the average closing bid prices of the common stock for the previous thirty trading days is $16.50 or higher. In the event the common stock is lower than $16.50 per share, the exercise period of the Warrants will be extended until the common stock exceeds $16.50 per share for ten consecutive trading days. At that point, the Company can give the Warrant holders thirty days' notice that the Warrants will expire. Should the Company choose not to cause the expiration of the Warrants sooner, they will expire on August 31, 2004.

In June 2000 the Company issued to the Connecticut Development Authority (CDA) Warrants to purchase 433,268 shares of our common stock at $7.00 per share. The CDA Warrants are exercisable at any time through December 31, 2001. The CDA Warrants provide for a limit on the shares of common stock that can be sold upon exercise of the CDA Warrants during any five day period equal to 7.0% of the average weekly reported trading volume of the common stock during the four calendar weeks preceding the date of sale. In addition if on or before July 1, 2002 the holder publicly sells any shares of our common stock at a price per share less than $7.00, we shall pay the holder an amount equal to his realized loss in cash or, at our discretion, in shares of our common stock valued at the current market price at the time of payment or in any combination of cash and shares. If we have paid the holder on account of a realized loss and later, but not later than July 1, 2002, the holder publicly sells additional shares at a price per share greater than $7.00, the holder shall promptly repay to us an amount equal to the lesser of (1) the amount by which the aggregate proceeds from such sale exceeds $7.00 and (2) the total realized loss previously paid by us to the holder. The repayment to us may be made in cash or in shares of common stock valued at the current market price at the time of repayment or in any combination of cash and shares. For the year ended October 31, 2001, 30,000 CDA Warrants have been exercised for a net proceeds of $210,000.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 6 - Non-qualifying Stock Option Plan:
-----------------------------------------

1995 Stock Option Plan
----------------------

In November 1995, the Company registered 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2001 and 2000, the Company issued 297,500 and 895,000 stock options, respectively. The options have an exercise price of $5.63 and $6.12 per share, respectively. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of October 31, 2001, 28,089 options have not been granted.

Options outstanding - 1995 Plan

Options outstanding, October 31, 1997                           --
Options granted in 1998                                       34,544
Options exercised in 1998                                    (34,544)
                                                          ----------
Options outstanding, October 31, 1998                           --
Options granted in 1999                                       20,000
                                                          ----------
Options outstanding, October 31, 1999                         20,000
Options granted in 2000                                      895,000
Options exercised in 2000                                    (10,000)
Options expired in 2000                                        (5000)
                                                          ----------
Options outstanding, October 31, 2000                        900,000
Options granted in 2001                                      297,500
                                                          ----------
Options outstanding, October 31, 2001                      1,197,500
                                                          ==========

2000 Stock Option Plan
----------------------

Our 2000 Stock Option Plan was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The plan authorizes the issuance of up to 1,000,000 shares of our common stock. No options have been granted from this plan as of October 31, 2001.

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

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 6 - Non-qualifying Stock Option Plan:  (Continued)
-----------------------------------------

Our compensation committee administers the plan. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The committee has the right to alter the terms of any option when granted or while outstanding pursuant to the terms of the plan, except the option price.

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

Note 7 - Major Customers:
------------------------

All revenues were derived from one major customer in 2001, while approximately 87 percent of revenues were derived from three major customers in 2000 and 98 percent of revenues from one customer in 1999.

Note 8 - Capital Lease Payable:
------------------------------

The Company has entered into capital lease obligations for computer and telephone equipment. The terms of the leases range from 24 to 39 months, with principal and interest due in monthly installments ranging from $101 to $1,715 at rates ranging from zero to 32.3%. The equipment was capitalized at $148,328 and is being depreciated over five to fifteen years. Depreciation expense for 2001 was $15,770 and accumulated depreciation at October 31, 2001, is $25,237.

               Total remaining lease payments:
                     2002                                $    49,361
                     2003                                     41,302
                     2004                                      6,395
                                                         -----------
                                                              97,058
               Less: unamortized interest                     14,839
                                                         -----------
                                                              82,219
               Less:  current portion                         38,920
                                                         -----------
                                                         $    43,299

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 9 - Fair Value of Financial Instruments:
--------------------------------------------

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

                                                    Carrying          Estimated
                                                     Amount           Fair Value

ASSETS:
     Cash                                          $2,207,328         $2,207,328
     Accounts receivable                              300,000            300,000

LIABILITIES:
     Accounts payable                                 115,489            115,489
     Capital lease payable                             38,920             38,920
     Accrued expenses                                 543,249            543,249

Note 10 - Commitments:
---------------------

The Company has an agreement with certain individuals for the use of certain patents. The agreement provides for monthly payments of $1,000, plus five percent of sales related to these patents, and has no expiration date. We have an additional agreement with a legal firm to provide legal and consulting services. The agreement provides for monthly payments of $2,500 per month and will expire in December 2001.

The Company has entered into employment agreements with three of its executives. Two of the agreements are for a term of four years, and one is for three years. The agreements provide for salaries ranging from $140,000 to $195,000 and will allow for annual increases based upon performance reviews. Two of the agreements require the Company to grant each executive no less than 10,000 common stock options each year. In the event of a change in control of the Company the agreements provide the executives with severance benefits that include: a lump sum payment of 150% of the amount the executive would have earned if he had received his salary payments through the expiration date of this agreement; an additional lump sum payment of $250,000; an immediate vesting of all options awarded to the executive as part of this agreement; an immediate right to sell the shares obtained through the exercise of those options without restriction as to dates, times or amounts, immediate vesting and transfer of ownership of all life insurance policies, and life and health benefits, including supplemental, vision and dental benefits if applicable, in an equal or better plan than the one currently provided to the executive and his family by the Company for a period of three years from the date of termination or constructive termination. In the event any payment or benefit received, or to be received, by the executive in connection with the termination of his employment, whether pursuant to his agreement or otherwise, is determined to be an excess parachute payment as defined in the Internal Revenue Code, and thus subject to the 20 percent Federal Excise tax, the amount of the benefits payable under his Agreement will be reduced until they are no longer subject to such tax.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2001, 2000 and 1999


Note 11 - Employee Benefit Plan:
-------------------------------

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended October 31, 2001 were $68,941 and $23,513 for the year ended October 31, 2000, which was paid through the issuance of 15,450 and 2,106 shares of our common stock respectively.

Note 12 - Research and Development Costs:
----------------------------------------

Research and development costs are charged to operations when incurred. The amounts charged were $151,167 in 2001 and $74,534 in 2000. No expenses were incurred in 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
-------------------------------------------------------------------------

(a)       (1)  Financial Statements
               --------------------

               The financial statements are listed below and included under Item 8, are filed as part of this report.

               Report of Independent Auditors

               Consolidated balance sheet at October 31, 2001 and October 31,
               2000

               Consolidated statement of operations for each of the three years in the period ended October 31, 2001

               Consolidated statement of changes in stockholder's equity for each of the three years in the period ended October 31, 2001

               Consolidated statement of cash flows for each of the three years ended October 31, 2001

               Notes to the consolidated financial statements

          (2)  Financial Statement Schedules

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

               (10)(o) Employment Agreement dated November 1, 2000 between the Company and Joseph F. Longo ****

               (10)(p) Employment Agreement dated November 1, 2000 between the Company and Joseph F. Klimek ****

               (10)(q) Employment Agreement dated November 1, 2000 between the Company and Kevin M. Black ****

               (10)(r) Employment Agreement dated November 1, 2000 between the Company and Robert L. DeRochie ****

               (10)(s) Lease Agreement dated September 30, 2000 between the Company and the Century Drive, LLC.*****

               (10)(t) Lease Agreement dated July 16, 2001 between the Company and the Gaski Leasing Company.*****


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

21.            Subsidiaries of the registrant
               ------------------------------

               Startech Corporation, a Colorado corporation doing business under the name of Startech Corporation ****

23.            Consent of experts and counsel
               ------------------------------

               The Consent of Kostin, Ruffkess & Company, LLC dated December 6, 2001 ****

27.           Financial Data Schedule
              -----------------------

               ***** Filed Herewith

               **** Filed with Annual Report on Form 10-K for 2000, filed on January 25, 2001

               *** Filed with Amendment No. 3 to the Registration Statement on Form S-1, filed on September 20, 2000, Commission File No. 333-35786.

               ** Filed with Amendment No 1. to the Registration Statement on Form S-1 filed on July 7, 2000, Commission File No. 333-35786

               * Filed with the Registration Statement on Form S-1 on April 27, 2000, Commission File No. 333-35786

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of January 25, 2001.
                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)


                                            BY:  /s/  Joseph S. Klimek
                                               --------------------------------
                                                      Joseph S. Klimek
                                                      Chief Executive Officer,
                                                      President

                                            BY:  /s/  Robert L. DeRochie
                                               --------------------------------
                                                      Robert L. DeRochie
                                                      Chief Financial Officer
                                                      and, Vice President
                                                      Investor Relations, and
                                                      Principal Financial
                                                      Officer

                                            BY:  /s/  Peter J. Scanlon
                                               --------------------------------
                                                      Peter J. Scanlon
                                                      Director of Finance and,
                                                      Accounting, and Principal
                                                      Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 25th day of January 2002.

SIGNATURES                     TITLE                            DATE
----------                     -----                            ----

/s/  Joseph S. Klimek          Chief Executive Officer and
------------------------       President                        January 25, 2002
     Joseph S. Klimek

/s/  Kevin M. Black            Sr. Vice President, General
------------------------       Counsel, Secretary and Director  January 25, 2002
     Kevin M. Black

/s/  John R. Celentano         Director                         January 25, 2002
------------------------
     John R. Celentano

/s/  Raymond  Clark            Director                         January 25, 2002
------------------------
     Raymond Clark

/s/  Brendan Kennedy           Director                         January 25, 2002
------------------------
     Brendan Kennedy

/s/  Joseph F. Longo           Director                         January 25, 2002
------------------------
     Joseph F. Longo