Form 10-Q
period 2002-01-31
STARTECH ENVIRONMENTAL CORP
filed 2002-03-15
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

                                YES X   NO ____

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

         Title of each class                  Outstanding at March 07, 2002
         -------------------                  -----------------------------

     Common Stock - No Par Value                        9,769,863

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   Financial Statements

          Consolidated Balance sheets - January 31, 2002 (unaudited)         3
          and October 31, 2001

          Consolidated Statements of operations for the three months         4
          ended January 31, 2002 and 2001 (unaudited)

          Consolidated Statements of cash flows for the three months         5
          ended January 31, 2002 and 2001 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)            6-7

Item 2.   Management's Discussion and Analysis of Financial Condition       8-16
          and Results of Operations

          Signatures                                                         17


                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------
                                      ITEM 1. FINANCIAL STATEMENTS
                                   STARTECH ENVIRONMENTAL CORPORATION
                                      CONSOLIDATED BALANCE SHEETS


                                                                              (unaudited)      (audited)
                                                                              January 31,     October 31,
                                                                                  2002            2001
                                                                              ------------    ------------
ASSETS
                                  Current assets:
         Cash and Cash Equivalents ........................................   $  1,052,388    $  2,207,328
         Accounts receivable ..............................................        357,205         300,000
         Inventory ........................................................        274,466         279,502
         Other current assets .............................................         39,112           6,861
                                                                              ------------    ------------

                  Total current assets ....................................      1,723,171       2,793,691

         Property and equipment, net ......................................      1,773,435       1,791,863

         Other assets .....................................................         76,251          77,451
                                                                              ------------    ------------

                  Total assets ............................................   $  3,572,857    $  4,663,005
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
                               Current liabilities:
         Accounts payable .................................................   $     89,810    $    115,489
         Capital lease, current portion ...................................         39,005          38,920
         Other accrued expenses ...........................................        351,757         543,249
                                                                              ------------    ------------
                  Total Current liabilities ...............................        480,572         697,658

                  Long-term liability:
         Capital lease payable, net of current portion ....................         33,237          43,299
                                                                              ------------    ------------

                  Total liabilities .......................................        513,810         740,957
                                                                              ------------    ------------

Stockholders' (deficit) equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 47,851 at January 31, 2002, (aggregate liquidation preference of $478,518); 47,511 (aggregate liquidation
         preference of 475,110) at October 31, 2001 .......................        478,518         475,110
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 9,295,134 January 31, 2002
         and 9,282,880 at October 31, 2001 ................................     12,288,849      12,265,072
         Additional paid-in capital .......................................      1,742,745       1,742,745
         Accumulated deficit ..............................................    (11,451,065)    (10,560,879)
                                                                              ------------    ------------
         Total stockholders' equity .......................................      3,059,047       3,922,048
                                                                              ------------    ------------
                  Total liabilities and stockholders' equity ..............   $  3,572,857    $  4,663,005
                                                                              ============    ============


                       See accompanying notes to consolidated financial statements



                            STARTECH ENVIRONMENTAL CORPORATION
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)


                                                     Three Months Ended    Three Months Ended
                                                      January 31, 2002      January 31, 2001
                                                      ----------------      ----------------

Revenue ..........................................      $   116,205            $         0

Cost of sales ....................................           71,973                      0
                                                        -----------            -----------

Gross profit .....................................           44,232                      0
                                                        -----------            -----------

Operating expenses
         Selling expense .........................          210,174                212,283
         Research and Development ................           50,444                 27,733
         General and administrative expense ......          677,403                541,372
                                                        -----------            -----------

Total operating expense ..........................          938,021                781,388
                                                        -----------            -----------

Loss from operations .............................         (893,789)              (781,388)
                                                        -----------            -----------


Interest income ..................................           10,319                 80,072
                                                        -----------            -----------




Loss before Income Taxes .........................         (883,470)              (701,316)
                                                        -----------            -----------

Income tax expense (benefit) .....................           (1,693)                10,860
                                                        -----------            -----------

Net loss .........................................      $  (881,777)           $  (712,176)
                                                        ===========            ===========

Net loss .........................................      $  (881,777)           $  (712,176)
Less: preferred dividends ........................            8,409                 78,073
                                                        -----------            -----------
Loss attributable to common shareholders .........      $  (890,186)           $  (790,249)
                                                        ===========            ===========

Net loss per share ...............................      $     (0.10)           $     (0.10)
                                                        ===========            ===========

Weighted average common
shares outstanding ...............................        9,287,877              8,151,216
                                                        ===========            ===========


             See accompanying notes to these consolidated financial statements



                                 STARTECH ENVIRONMENTAL CORPORATION
                                       STATEMENT OF CASH FLOWS
                                             (UNAUDITED)


                                                                Three Months Ended    Three Months Ended
                                                                 January 31, 2002      January 31, 2001
                                                                 ----------------      ----------------

Cash flows from operating activities:
Net loss ....................................................      $  (881,777)           $  (712,176)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ................................................           45,893                 19,293
401K plan match made by the issuance of shares ..............           18,777                 16,092
Expenses paid through the issuance of common stock ..........                0                  8,706
(Increase) decrease in accounts receivable ..................          (57,205)                     0
(Increase) decrease in inventory ............................            5,036                (38,196)
(Increase) decrease in other current assets .................          (32,251)               (41,983)
(Increase) decrease in other assets .........................            1,200                      0
Increase (decrease) in accounts payable .....................          (25,679)               (10,983)
Increase (decrease) in accrued expense ......................         (191,492)              (144,476)
                                                                   -----------            -----------

Net cash used in operating activities .......................       (1,117,498)              (903,723)
                                                                   -----------            -----------

Cash flows used in investing activities:
Capital expenditures ........................................          (27,465)              (265,670)
                                                                   -----------            -----------

Cash flows from financing activities:
Payment for capital leases ..................................           (9,977)                (8,490)
Proceeds from common stock issuance .........................                0                210,000
                                                                   -----------            -----------

Net cash provided by financing activities ...................           (9,977)               201,510
                                                                   -----------            -----------

Net increase (decrease) in cash .............................       (1,154,940)              (967,883)
Cash at beginning of period .................................        2,207,328              5,221,154
                                                                   -----------            -----------

Cash and cash equivalents at end of period ..................      $ 1,052,388            $ 4,253,271
                                                                   ===========            ===========
Supplemental Discloser- Taxes Paid  (refunded) ..............           (1,693)                10,860
                                                                   ===========            ===========


                     See accompanying notes to consolidated financial statements

                                                 5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the three months ended January 31, 2002 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2001 which are included in the Company's annual report on form 10-K for the period ended October 31, 2001.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended January 31, 2002 and 2001, the basic weighted average shares outstanding were 9,287,877 and 8,151,216. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options outstanding, and the outstanding convertible preferred shares. For the three months ended January 31, 2002 and 2001, the weighted average number of common shares, dilutive stock options, and outstanding convertible preferred shares outstanding were 10,923,457 and 9,069,179 respectively.

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

Note 2. Capital Lease Obligation:

The Company has entered into capital lease obligations for computer, telephone, and capital equipment. The term of the leases range from 24 to 39 months, with principal and interest due in aggregate monthly installments of $4,056 at interest rates ranging from 0% to 32.3%. The equipment was capitalized at $117,083 and is being depreciated over five to fifteen years. Depreciation expense for the three months ended January 31, 2002 was $29,055.

Note 3. Equity Transactions

For the three months ended January 31, 2002 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $8,409, which represented 841 preferred shares.

Note 4. Cash Flow

During the three months ended January 31, 2002 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.



Three months ended January 31, 2002 and 2001      January 31, 2002      January 31, 2001
--------------------------------------------      ----------------      ----------------
Common shares for services rendered                             $0                $8,706
Preferred stock dividend                                     8,409                78,073
Series A convertible preferred shares
  converted to common shares                                 5,000             1,220,440
Accrued Preferred Dividends                                  3,170                33,485
401k Plan Match                                             18,777                16,092



Note 5. Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended January 31, 2002 and 2001, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 6. Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 7. Employee Benefit Plan

Contributions for the three months ended January 31, 2002 were $18,777, which represents approximately 7,459 shares of our common stock.

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

Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials; what many would now call waste. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This shifting strategy will be implemented through the use of our enhanced business model that provides for build own operate/build own transfer (BOO/BOT) facilities, joint development projects, engineering services and direct equipment sales with after sales support and service.

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


Plasma Converter(TM) development and technology

We believe that the primary factors that create demand for our Plasma Converters include the need for customers to:

     o    Reduce the costs for hazardous and toxic waste disposal;
     o Eliminate personal and organizational liability associated with hazardous and toxic waste disposal;
     o Comply with present and anticipated environmental regulations in a cost-effective manner;
     o    Recover products for use or sale; and
     o    Destroy wastes completely, safely and irreversibly.

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

The Plasma Converted Gas (PCG)(TM) synthesis gas recovered from our system, after dissociation, is drawn out of the top of the vessel and put through our gas-polishing unit. The molten silicates, inorganics and metals, if any, are removed at the lower side of the Plasma Converter vessel through a melt discharge port and recovery procedure.

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

In some applications, the Converter will produce enough energy for its own needs, and produce a surplus that can be sold to the local electrical grid, or used in the customer's facility to reduce the need for purchased power or purchased fuel. Not all wastes produce PCG(TM). For example, processing contaminated soil will produce no appreciable amount of PCG(TM).

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

How The System Works

The basic Plasma Converter system consists of the following:

         In-feed System
         Plasma Vessel
         Gas Polisher
         Computer Control Station
         Power Supply

Figure 1. Process Overview of PCS
---------------------------------


[OBJECT OMITTED]

Feed System
-----------

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

Plasma Vessel
-------------

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

The plasma vessel is specially designed to ensure that no feedstock material is able to reach the exit port without first passing through the plasma energy field and undergoing complete molecular dissociation. The method by which this is accomplished forms a part of Startech's intellectual property. In addition, the plasma vessel is maintained at a slight negative pressure to ensure that no gases can escape to the atmosphere.

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

Gas Treatment System
--------------------

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


Recent Developments
-------------------

Dec 18, 2001 we announced we have retained CEOcast, Inc. as an investment-banking advisor. CEOcast will assist the Company in securing capital and is currently seeking to raise $5 million in a private placement equity. As of March 1st we have raised $1.16 million and are continuing to have discussions with potential investors to raise the remaining capital.

On December 14th, 2001 we announced the retirement of Joseph F. Longo, of our former CEO and President effective January 11, 2002. Joseph S. Klimek, who was the COO and Executive Vice President, has succeeded Mr. Longo, and has been appointed to the position of CEO and President.

On November 28th we announced that a major international insurance and financial services firm is now offering performance insurance that guarantees the operating warranties of the Company's Plasma Converter. There are two principal parts to the coverage: The first will guarantee the System's operating performance; and the second will guarantee that the System will satisfy all the environmental requirements for permitting in the Country or State of operations.


Result of Operations
--------------------

Comparison of three months ended January 31, 2002 and 2001

Revenues. Our total revenues were $ 116,205 for the three months ended January 31, 2002, as compared to $ 0 for the same period in 2001, an increase of $ 116,205 or 100.0%. The increase is due to an additional order for a specific sub-system from Eiko, as well as related packing and shipping charges for the entire Eiko shipment to Japan. This Eiko contract represented all of the revenues for the three months ended January 31, 2002.

Gross profit. Our gross profit was $44,232 for the three months ended January 31, 2002 an increase of $44,232 or 100.0% from the same period in 2001. Our gross margins on revenue were 38.1% for the three months ended January 31, 2002 versus 0.0% for the three months ended January 31, 2001.

General and administrative expenses. Our general and administrative expenses for the three months ended January 31, 2002 were $677,403 an increase of $136,031, or 25.1%, from the same period in 2001. This increase is due mainly to increased depreciation expense, a non-cash item, which is directly related to our asset purchases of property and equipment. There was an increase in salaries due to the hiring of additional personnel as well as related expenses such as group medical, group insurance and applicable federal and state payroll taxes.

Research and development expenses. Our research and development expenses for the three months ended January 31, 2002 were $50,444 up 81.9%, from the same period in 2001. The increase is related to costs associated with our engineering and design advances of the Plasma Converter & sub-systems.

Selling expenses. Our selling expenses for the three months ended January 31, 2002 were $210,174 a decrease of $2,109 or less than 1%, for the similar period in 2001. The costs related to selling expenses comprised of marketing activities for new and active customers, and for demonstrations at our Bristol showroom facility.

Interest income. Our interest income for the three months ended January 31, 2002 was $10,319, as compared to $80,072 in the similar period 2001 a decrease of 87.1%. The decrease is due to lower cash balances and lower interest rates earned on our investments resulting from the Federal Reserve lowering short-term interest rates.

Income taxes. During the three months ended January 31, 2002 we received a refund of corporate income tax paid to the state of Connecticut for $1,693 as compared to tax payments of $10,860 in the similar period 2001. We have minimal tax obligations due to the fact that we have not had meaningful profitability to this point. We have loss carry forwards of $8.7 million to offset against future profits.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2002, we had cash of $1,052,388 and working capital of $1,242,599. During the quarter ended January 31, 2002, our cash decreased by $1,154,940. This was primarily due to higher employee, insurance and general corporate related expenses for the three months ended January 31, 2002.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the three months ended January 31, 2002 the Company declared a quarterly dividend on its Series A convertible preferred in the amount of $8,409, which was paid by the issuance 841 preferred shares.

We believe that cash generated from operations, our current cash balances, and other sources of capital, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 12 months.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2002.


                                         STARTECH ENVIRONMENTAL CORPORATION
                                         (Registrant)

                                         BY: /S/ Joseph S. Klimek
                                         ------------------------
                                         Joseph S. Klimek
                                         CEO, President

                                         BY: /S/ Robert L. DeRochie
                                         --------------------------
                                         Chief Financial Officer,
                                         Vice President Investor Relations,
                                         (Principal Financial Officer)