Form 10-Q/A
period 2002-01-31
STARTECH ENVIRONMENTAL CORP
filed 2002-03-19
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-Q / A-1


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



     This amendment revises the Cautionary Statement Regarding Forward-Looking Information on page 8 of the report and also revises the first paragraph under "Recent Developments" on page 15 of the report.

                       STARTECH ENVIRONMENTAL CORPORATION



Cautionary Statements Regarding Forward-Looking Information
-----------------------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as to the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

Recent Developments
-------------------

Dec 18, 2001 we announced we have retained CEOcast, Inc. as an investment-banking advisor. The Company anticipates raising up to $5 million through the private placement of shares of our common stock. The offering is not subject to any required minimum proceeds and to date the Company issued 456,239 shares of its unregistered common stock at $2.60 per share, resulting in net proceeds of $1,136,239 after commissions and expenses.

The Company also issued one common stock purchase warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock on the NASDAQ Small Cap Market based on the average closing price per share for the ten (10) trading days immediately preceding February 8, 2002. Accordingly the exercise price per shares is $3.95.

The Company intends to use these proceeds as well as any additional proceed from the private placement principally for the hiring of additional marketing personnel, increasing inventory, factory improvements and working capital.

The holders of the shares of common stock, and the shares of common stock underlying the stock purchase warrants which, expire February 8, 2005, are entitled to registration rights and piggyback registration rights.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March 2002.


                                  STARTECH ENVIRONMENTAL CORPORATION
                                  (Registrant)

                                  BY: /S/ Joseph S. Klimek
                                      ------------------------------------------
                                          Joseph S. Klimek
                                          CEO, President

                                  BY:  /S/ Robert L. DeRochie
                                       -----------------------------------------
                                           Chief Financial Officer,
                                           Vice President Investor Relations,
                                           (Principal Financial Officer)