Form 10-Q
period 2002-04-30
STARTECH ENVIRONMENTAL CORP
filed 2002-06-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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
-----------------------------                                -------------------
          Colorado                                               84-1286576

                         15 Old Danbury Road, Suite 203
                              Wilton, Connecticut                  06897
                              -------------------                  -----
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

                                 YES [X]  NO [ ]

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

         Title of each class                  Outstanding at June 07, 2002
         -------------------                  ----------------------------

     Common Stock - No Par Value                       10,269,098

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   Financial Statements

          Consolidated Balance sheets - April 30, 2002 (unaudited)          3
          and October 31, 2001

          Consolidated Statements of operations for the three months        4
          and six months ended April 30, 2002 and 2001 (unaudited)

          Consolidated Statements of cash flows for the six months          5
          ended April 30, 2002 and 2001 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)           6-8

Item 2.   Management's Discussion and Analysis of Financial Condition      9-12
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure about Market Risk        12

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                        12

Item 4.   Submission of Matters to a Vote of Security Holders              13

          Signatures                                                       14


                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------
                                      ITEM 1. FINANCIAL STATEMENTS
                                   STARTECH ENVIRONMENTAL CORPORATION
                                       CONSOLIDATED BALANCE SHEETS


                                                                               (unaudited)      (audited)
                                                                                April 30,      October 31,
                                                                                  2002            2001
                                                                              ------------    ------------
ASSETS
                                  Current assets:
         Cash and Cash Equivalents ........................................   $  2,521,810    $  2,207,328
         Accounts receivable ..............................................        300,000         300,000
         Inventory ........................................................        273,706         279,502
         Other current assets .............................................         45,717           6,861
                                                                              ------------    ------------

                  Total current assets ....................................      3,141,233       2,793,691

         Property and equipment, net ......................................      1,798,922       1,791,863

         Other assets .....................................................         76,251          77,451
                                                                              ------------    ------------

                  Total assets ............................................   $  5,016,406    $  4,663,005
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
                               Current liabilities:
         Accounts payable .................................................   $     61,619    $    115,489
         Capital lease, current portion ...................................         46,099          38,920
         Customer Deposits ................................................        257,500         120,000
         Other accrued expenses ...........................................        303,698         423,249
                                                                              ------------    ------------
                  Total Current liabilities ...............................        668,916         697,658
                  Long-term liability:
         Capital lease payable, net of current portion ....................         39,417          43,299
                                                                              ------------    ------------

                  Total liabilities .......................................        708,333         740,957
                                                                              ------------    ------------

Stockholders' (deficit) equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 35,000 at April 30, 2002, (aggregate liquidation preference of $350,000); 47,511 (aggregate liquidation
         preference of 475,110) at October 31, 2001 .......................        350,002         475,110
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 10,254,220 April 30, 2002
         and 9,282,880 at October 31, 2001 ................................     14,745,656      12,265,072
         Additional paid-in capital .......................................      1,742,745       1,742,745
         Accumulated deficit ..............................................    (12,530,330)    (10,560,879)
                                                                              ------------    ------------
         Total stockholders' equity .......................................      4,308,073       3,922,048
                                                                              ------------    ------------
                  Total liabilities and stockholders' equity ..............   $  5,016,406    $  4,663,005
                                                                              ============    ============


                       See accompanying notes to consolidated financial statements



                                          STARTECH ENVIRONMENTAL CORPORATION
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)


                                               Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                                 April 30, 2002      April 30, 2001     April 30, 2002    April 30, 2001
                                                 --------------      --------------     --------------    --------------

Revenue .......................................    $    20,266        $         0        $   136,471        $         0

Cost of sales .................................         84,345                  0            156,318                  0
                                                   -----------        -----------        -----------        -----------

Gross loss ....................................        (64,079)                 0            (19,847)                 0
                                                   -----------        -----------        -----------        -----------

Operating expenses
         Selling expense ......................        247,472            202,163            457,647            414,446
         Research and Development .............         32,823             29,521             83,267             57,254
         General and administrative expense ...        721,484            520,899          1,398,887          1,062,271
                                                   -----------        -----------        -----------        -----------

Total operating expense .......................      1,001,779            752,583          1,939,801          1,533,971
                                                   -----------        -----------        -----------        -----------

Loss from operations ..........................     (1,065,858)          (752,583)        (1,959,648)        (1,533,971)
                                                   -----------        -----------        -----------        -----------


Interest income ...............................          3,396             49,263             13,715            129,335
                                                   -----------        -----------        -----------        -----------




Loss before Income Taxes ......................     (1,062,462)          (703,320)        (1,945,933)        (1,404,636)
                                                   -----------        -----------        -----------        -----------

Income tax expense ............................         10,303                  0              8,610             10,860
                                                   -----------        -----------        -----------        -----------

Net loss ......................................    $(1,072,765)       $  (703,320)       $(1,954,543)       $(1,415,496)
                                                   ===========        ===========        ===========        ===========

Net loss ......................................    $(1,072,765)       $  (703,320)       $(1,954,543)       $(1,415,496)
Less: preferred dividends .....................          6,908             73,396             15,317            151,469
                                                   -----------        -----------        -----------        -----------
Loss attributable to common shareholders ......    $(1,079,673)       $  (776,716)       $(1,969,860)       $(1,566,965)
                                                   ===========        ===========        ===========        ===========

Net loss per share ............................    $     (0.11)       $     (0.09)       $     (0.21)       $     (0.19)
                                                   ===========        ===========        ===========        ===========

Weighted average common
shares outstanding ............................      9,850,589          8,250,619          9,449,274          8,207,359
                                                   ===========        ===========        ===========        ===========


                           See accompanying notes to these consolidated financial statements



                              STARTECH ENVIRONMENTAL CORPORATION
                                    STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                             Six Months Ended    Six Months Ended
                                                              April 30, 2002      April 30, 2001
                                                              --------------      --------------

Cash flows from operating activities:
Net loss ..................................................    $(1,954,543)        $(1,415,496)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ..............................................         94,513              69,290
401K plan match made by the issuance of shares ............         40,828              33,001
Expenses paid through the issuance of common stock ........         15,624              20,961
(Increase) decrease in accounts receivable ................              0                   0
(Increase) decrease in inventory ..........................          5,796            (959,956)
(Increase) decrease in other current assets ...............        (38,856)             (5,917)
(Increase) decrease in other assets .......................          1,200              (4,256)
Increase (decrease) in accounts payable ...................        (53,870)            408,381
Increase (decrease) in customer deposits ..................        137,500           1,319,990
Increase (decrease) in accrued expense ....................       (119,143)            (28,870)
                                                               -----------         -----------

Net cash used in operating activities .....................     (1,870,951)           (562,872)
                                                               -----------         -----------

Cash flows used in investing activities:
Capital expenditures ......................................        (76,033)           (588,451)
                                                               -----------         -----------

Cash flows from financing activities:
Payment for capital leases ................................        (22,240)            (21,679)
Proceeds from common stock issuance .......................      2,283,706             210,000
                                                               -----------         -----------

Net cash provided by financing activities .................      2,261,466             188,321
                                                               -----------         -----------

Net increase (decrease) in cash ...........................        314,482            (963,002)
Cash at beginning of period ...............................      2,207,328           5,221,154
                                                               -----------         -----------

Cash and cash equivalents at end of period ................    $ 2,521,810         $ 4,258,152
                                                               ===========         ===========
Supplemental Disclosure- Taxes Paid .......................          8,610              10,860
                                                               ===========         ===========


                  See accompanying notes to consolidated financial statements

                                               5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the six months ended and three months ended April 30, 2002 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2001 which are included in the Company's annual report on form 10-K for the period ended October 31, 2001.

Note 1. Capital Lease Obligation:

The Company has entered into capital lease obligations for computer, telephone, and capital equipment. The term of the leases range from 24 to 48 months, with principal and interest due in aggregate monthly installments of $4,905 at interest rates ranging from 0.0% to 25.9%. The equipment was capitalized at $142,622 and is being depreciated over five to fifteen years. Depreciation expense for the six months ended April 30, 2002 was $7,924.

Note 2. Equity Transactions

For the three months ended April 30, 2002 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $6,908, which represented 691 preferred shares. For the six months ended April 30, 2002 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $15,317, which represented 1,532 preferred shares (includes the 691 preferred shares referred to above).

On March 25, 2002 the Company completed a private placement of its securities pursuant to which we issued 927,969 shares of its unregistered common stock at $2.60 per share, resulting in aggregate net proceeds of approximately $2,283,706 after commissions of $59,850 and expenses of $69,164.

The Company also issued one common stock purchase warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock on the NASDAQ Small Cap Market based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.34.

The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share at April 30 of each period indicated (shares in millions):

                                                 THREE MONTHS      SIX MONTHS
                                                ENDED APRIL 30,  ENDED APRIL 30,
                                                 2002    2001     2002    2001
                                                 ----    ----     ----    ----
Number of common shares outstanding at end of
period .......................................   10.2     8.3     10.2     8.3
Effect of using weighted average common shares
outstanding ..................................   (0.4)   (0.0)    (0.8)   (0.1)

Basic common shares outstanding ..............    9.8     8.3      9.4     8.2
Dilutive effect of common stock options and
warrants .....................................     .2     1.3       .2     1.3
                                                 ----    ----     ----    ----

Diluted common shares outstanding ............   10.0     9.6      9.6     9.5


For the three and six months ended April 30, 2002, the effect of the Company's common stock options and warrants and convertible preferred stock are excluded from the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At April 30, 2002, there were approximately 12.4 million shares of common stock potentially issuable with respect to stock options, warrants and convertible preferred, which could dilute basic earnings per share in the future.

Note 3. Cash Flow

During the six months ended April 30, 2002 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.


Six months ended April 30, 2002 and 2001         April 30, 2002   April 30, 2001
----------------------------------------         --------------   --------------

Common shares for services rendered                $   15,624       $   20,961
Preferred stock dividend                               15,317          151,469
Series A convertible preferred shares
  converted to common shares                          140,426        1,431,000
Accrued Preferred Dividends                             2,761           33,485
401k Plan Match                                        40,828           33,001
Fixed assets financed through capital leases           25,539           77,580


Note 4. Interim Financial Information (Unaudited)

The interim financial statements of the Company for the six months ended April 30, 2002 and 2001, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5. Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 6. Employee Benefit Plan

Contributions for the six months ended April 30, 2002 were $40,828, which represents the issuance of approximately 15,886 shares of our common stock.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registrations statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or " expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our core Plasma Converter Technology addresses wastes and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. Our products add value to our customers' business so they can now realize revenue streams from tipping fees, as well as from the sale of resulting commodity products and services.

Since 1995 we have been actively discussing the superiority of plasma over other waste remediation technologies. This ongoing education of the public and government is continuing today. Similar to other new technologies we have been met with varying degrees of resistance. In 2000, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell (TM) hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell provides a green and renewable source of hydrogen for power. In 2002 this brings significant change and, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational efforts we are now being greeted by a much more receptive marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including waste facility ownership or management. This change was dictated by the needs of our customers and the demands of the marketplace.

Our business model and its market development strategies arise from our goal, which is to change the way the world views and employs discarded materials commonly referred to as waste. We expect to achieve this objective by strategically marketing a series of products and services emanating from our core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This shifting strategy will be implemented through the use of our enhanced business model that provides for building owning operating/build own waste transfer facilities, joint development projects, engineering services and direct equipment sales with after sales support and service.

Recent Developments
-------------------

On May 7, 2002 we announced a distributor agreement with Eiko Systems Corporation for the sale of Startech products and services in Japan. Eiko Systems Corporation is a progressive environmental and "clean power" technology company that began in 1984. Their principal businesses are environmental, co-generation and clean power projects.

On April 19, 2002 we announced the successful completion of commissioning for a Plasma Converter System installation in Kumomoto, Japan, for Eiko Systems Corporation.

On May 28, 2002 we announced the retaining of Stern & Company, a leading investor relations firm, to enhance our message and visibility in the business and financial community.

Results of Operations
---------------------

Comparison of three months ended April 30, 2002 and 2001

Revenues. Our total revenues were $ 20,266 for the three months ended April 30, 2002, as compared to $ 0 for the same period in 2001, an increase of $ 20,266. The increase is due to a test program that we preformed for a major petroleum company at our Bristol facility.

Gross Loss. Our gross loss was $(64,079) for the three months ended April 30, 2002 an increase of $(64,079) from the same period in 2001. Our gross margins were negatively impacted as a result of additional expenses related to the installation costs of the Eiko system in Japan our first commercial installation.

General and Administrative Expenses. Our general and administrative expenses for the three months ended April 30, 2002 were $721,484 an increase of $200,585, or 38.5%, from the same period in 2001. This increase in substantially related to increased salary expense and employee benefits required to hire and train additional personnel in marketing and engineering as planned.

Research and Development Expenses. Our research and development expenses for the three months ended April 30, 2002 were $32,823 up 11.2%, from the same period in 2001. This increase is related to costs associated with the development of our engineering and design for sub-components of the Plasma Converter Systems.

Selling Expenses. Our selling expenses for the three months ended April 30, 2002 were $247,472 an increase of $45,309 or 22.4%, for the similar period in 2001. Selling expenses increased as a result of creating new marketing materials based upon the companies expanded sales model, including a professional video highlighting the Company's core Plasma Converter Technology.

Interest Income. Our interest income for the three months ended April 30, 2002 was $3,396, as compared to $49,263 in the similar period 2001 a decrease of 93.1%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the three months ended April 30, 2002 corporate income taxes paid were $10,303 as compared to tax payments of $0 in the similar period 2001. This payment was related to an estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability to this point. We have loss carry forwards of $9.8 million to offset against future profits.

Comparison of six months ended April 30, 2002 and 2001

Revenues. Our total revenues were $ 136,471 for the six months ended April 30, 2002, as compared to $ 0 for the same period in 2001, an increase of $ 136,471. The increase is due to an extension of the original contract with Eiko Systems Corporation to include an order for an additional sub-system, as well as payment for related packing and shipping charges for the entire Eiko shipment to Japan as well as from a test program that was performed for a major petroleum company.

Gross Loss. Our gross loss was $(19,847) for the six months ended April 30, 2002 an increase of $(19,847) from the same period in 2001. Our gross margins decreased a result of higher than expected costs associated with the installation of the Eiko system in Japan.

General and Administrative Expenses. Our general and administrative expenses for the six months ended April 30, 2002 were $1,398,887 an increase of $336,616, or 31.7%, from the same period in 2001. This increase in substantially related to increased salary expense and employee benefits required to hire and train additional personnel in marketing and engineering as planned, and increased depreciation expenses.

Research and Development Expenses. Our research and development expenses for the six months ended April 30, 2002 were $83,267 an increase of 45.4%, from the same period in 2001. The increase is related to various research and development projects with an emphasis on the engineering and design advances of the Plasma Converter & sub-systems.

Selling Expenses. Our selling expenses for the six months ended April 30, 2002 were $457,647 an increase of $43,201 or 10.4%, for the similar period in 2001. The costs related to selling expenses increased as a result of new marketing materials created for our new and existing customers.

Interest Income. Our interest income for the six months ended April 30, 2002 was $13,715, as compared to $129,335 in the similar period 2001 a decrease of 89.4%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the six months ended April 30, 2002 income taxes paid were $8,610 as compared to tax payments of $10,860 in the same 2001 period. This payment was related to a estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability. We have loss carry forwards of $9.8 million to offset against future profits.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2002, we had cash and cash equivalents of $2,521,810 and working capital of $2,472,317. During the three months ended April 30, 2002, our cash increased by $1,469,422. This was primarily due the completion of our private placement offering.

On March 25, 2002 we completed a private placement pursuant to which we issued 927,969 shares of our unregistered common stock at $2.60 per share, resulting in net proceeds of approximately $2,283,706 after commissions and expenses. We also issued one common stock purchase warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock on the NASDAQ Small Cap Market based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.34.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the six months ended April 30, 2002 the Company declared two quarterly dividend on its Series A convertible preferred in the aggregate amount of $15,317, which was paid by the issuance of 1,531 shares of Series A preferred shares.

We believe that anticipated cash generated from operations, our current cash balances, and other sources of capital, will be sufficient to satisfy our projected working capital and planned capital expenditures for at least 12 months.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, Japan, Europe, Asia, Africa, Middle East, South America as well as other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U. S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short - term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

                           Part II - Other Information

ITEM 2 - CHANGES IN SECURITES AND USE OF PROCEEDS

On March 25, 2002 the Company completed a private placement of its securities pursuant to which we issued 927,969 shares of its unregistered common stock at $2.60 per share, resulting in aggregate net proceeds of approximately $2,283,706 after commissions of $59,850 and expenses of $69,164.

The Company also issued one common stock purchase warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock on the NASDAQ Small Cap Market based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.34.

The above securities were issued in reliance on the exemption from registration under Section 4(2) as not involving any public offering. Claims of these exemptions are based upon the following: (1) all of the purchasers in these transactions were sophisticated investors with the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investments in the Company, were able to bear the economic risk of an investment in the Company, had access to or were furnished with the kinds of information that registration under the Securities Act would have provided and acquired securities for their own accounts in transactions not involving any general solicitations or advertising, and not with a view to the distribution thereof, and (2) a restrictive legend was placed on each certificate evidencing the securities; (3) each purchaser acknowledged in writing the he knew the securities were not registered under the Securities Act or any State securities laws, and are restricted securities that term is defined in Rule 144 under the Securities Act, that the securities may not be offered for sale, sold or otherwise transferred within the United States and except pursuant to an effective registration statement under the Securities Act and any applicable State securities laws, or pursuant to any exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Registrant held its Annual Meeting of Shareholders March 5, 2002.
     (b) The following persons were elected Directors pursuant to the votes indicated:

          Name                       For           Against      Abstain
          ----                       ---           -------      -------

          Joseph S. Klimek           6,456,090       2,633      35,600
          Kevin M. Black             6,456,090       2,633      35,600
          Raymond J. Clark           6,456,090       2,633      35,600
          Brendan J. Kennedy         6,456,090       2,633      35,600
          Joseph F. Longo            6,164,260     294,463      35,600

     (c) The only other matter to be voted upon was the ratification of the appointment of Kostin, Rufkess & Company, LLC as the Registant's independent accountants as follows:

          For                  Against             Abstain
          ---                  -------             -------
          6,414,191            55,500              24,632

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June 2002.


                                   STARTECH ENVIRONMENTAL CORPORATION
                                   (Registrant)

                                   BY: /S/ Joseph S. Klimek
                                   ------------------------
                                   Joseph S. Klimek
                                   CEO & President

                                   BY: /S/ Robert L. DeRochie
                                   --------------------------
                                   Chief Financial Officer,
                                   Vice President Investor Relations,
                                   (Principal Financial Officer)