Form 10-Q
period 2002-07-31
STARTECH ENVIRONMENTAL CORP
filed 2002-09-13
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

                                YES  X   NO ____

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

         Title of each class                   Outstanding at September 10, 2002
         -------------------                   ---------------------------------
     Common Stock - No Par Value                          10,282,343

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   Financial Statements

          Consolidated Balance sheets - July 31, 2002 (unaudited)
          and October 31, 2001                                             3

          Consolidated Statements of operations for the three months
          and nine months ended July 31, 2002 and 2001 (unaudited)         4

          Consolidated Statements of cash flows for the nine months
          ended July 31, 2002 and 2001 (unaudited)                         5

          Notes to Consolidated Financial Statements (unaudited)          6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8-13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk       13

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceeding                                                14

Item 6.   Exhibits and Reports on Form 8-K                                14

          Signatures                                                      15


                                        PART I - FINANCIAL INFORMATION
                                        ------------------------------
                                         ITEM 1. FINANCIAL STATEMENTS
                                      STARTECH ENVIRONMENTAL CORPORATION
                                          CONSOLIDATED BALANCE SHEETS

                                                                                     (unaudited)       (audited)
                                                                                        July 31,     October 31,
                                                                                           2002            2001
                                                                                   ------------    ------------
ASSETS
                                  Current assets:
         Cash and Cash Equivalents .............................................   $  1,399,766    $  2,207,328
         Accounts receivable ...................................................        300,000         300,000
         Inventory .............................................................        283,506         279,502
         Other current assets ..................................................         42,295           6,861
                                                                                   ------------    ------------

                  Total current assets .........................................      2,025,567       2,793,691

         Property and equipment, net ...........................................      1,816,601       1,791,863

         Other assets ..........................................................         76,251          77,451
                                                                                   ------------    ------------

                  Total assets .................................................   $  3,918,419    $  4,663,005
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
                               Current liabilities:
         Accounts payable ......................................................   $     61,619    $    115,489
         Capital lease, current portion ........................................         45,335          38,920
         Customer Deposits .....................................................        257,500         120,000
         Other accrued expenses ................................................        407,048         423,249
                                                                                   ------------    ------------
                  Total Current liabilities ....................................        771,502         697,658
                  Long-term liability:
         Capital lease payable, net of current portion .........................         28,731          43,299
                                                                                   ------------    ------------

                  Total liabilities ............................................        800,233         740,957
                                                                                   ------------    ------------

Stockholders' (deficit) equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 35,699 at July 31, 2002, (aggregate liquidation preference of $356,990); 47,511 (aggregate liquidation preference of
         475,110) at October 31, 2001 ..........................................        356,990         475,110
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 10,282,343 July 31, 2002
         and 9,282,880 at October 31, 2001 .....................................     14,769,803      12,265,072
         Additional paid-in capital ............................................      1,742,745       1,742,745
         Accumulated deficit ...................................................    (13,751,352)    (10,560,879)
                                                                                   ------------    ------------
         Total stockholders' equity ............................................      3,118,186       3,922,048
                                                                                   ------------    ------------
                  Total liabilities and stockholders' equity ...................   $  3,918,419    $  4,663,005
                                                                                   ============    ============


                          See accompanying notes to consolidated financial statements


                                                STARTECH ENVIRONMENTAL CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)


                                                     Three Months Ended  Three Months Ended   Nine Months Ended   Nine Months Ended
                                                          July 31, 2002       July 31, 2001       July 31, 2002       July 31, 2001
                                                          -------------       -------------       -------------       -------------

Revenue ............................................       $          0        $          0        $    136,471        $          0

Cost of sales ......................................            165,257                   0             321,575                   0
                                                           ------------        ------------        ------------        ------------

Gross loss .........................................           (165,257)                  0            (185,104)                  0
                                                           ------------        ------------        ------------        ------------

Operating expenses
         Selling expense ...........................            257,017             237,279             714,664             651,726
         Research and Development ..................             60,428              26,167             143,695              83,421
         General and administrative expense ........            738,775             561,800           2,137,662           1,624,071
                                                           ------------        ------------        ------------        ------------

Total operating expense ............................          1,056,220             825,246           2,996,021           2,359,218
                                                           ------------        ------------        ------------        ------------

Loss from operations ...............................         (1,221,477)           (825,246)         (3,181,125)         (2,359,218)
                                                           ------------        ------------        ------------        ------------


Interest income ....................................              9,432              34,678              23,148             164,013
                                                           ------------        ------------        ------------        ------------




Loss before Income Taxes ...........................         (1,212,045)           (790,568)         (3,157,977)         (2,195,205)
                                                           ------------        ------------        ------------        ------------

Income tax expense .................................              1,988              16,928              10,598              27,788
                                                           ------------        ------------        ------------        ------------

Net loss ...........................................       $ (1,214,033)       $   (807,496)       $ (3,168,575)       $ (2,222,993)
                                                           ============        ============        ============        ============

Net loss ...........................................       $ (1,214,033)       $   (807,496)       $ (3,168,575)       $ (2,222,993)
Less: preferred dividends ..........................              6,990              63,200              22,307             214,669
                                                           ------------        ------------        ------------        ------------
Loss attributable to common shareholders ...........       $ (1,221,023)       $   (870,696)       $ (3,190,882)       $ (2,437,662)
                                                           ============        ============        ============        ============

Net loss per share .................................       $      (0.12)       $      (0.10)       $      (0.33)       $      (0.30)
                                                           ============        ============        ============        ============

Weighted average common
shares outstanding .................................         10,271,306           8,445,738           9,623,297           8,263,134
                                                           ============        ============        ============        ============


                                 See accompanying notes to these consolidated financial statements


                                STARTECH ENVIRONMENTAL CORPORATION
                                      STATEMENT OF CASH FLOWS
                                            (UNAUDITED)


                                                            Nine Months Ended   Nine Months Ended
                                                                July 31, 2002       July 31, 2001
                                                                -------------       -------------

Cash flows from operating activities:
Net loss ...................................................      $(3,168,575)        $(2,222,993)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ...............................................          142,814             104,566
401K plan match made by the issuance of shares .............           64,974              50,736
Expenses paid through the issuance of common stock .........           15,624              20,961
(Increase) decrease in accounts receivable .................                0                   0
(Increase) decrease in inventory ...........................           (4,004)         (1,544,110)
(Increase) decrease in other current assets ................          (35,434)            (47,828)
(Increase) decrease in other assets ........................            1,200              (4,256)
Increase (decrease) in accounts payable ....................          (53,870)            430,948
Increase (decrease) in customer deposits ...................          137,500           1,764,966
Increase (decrease) in accrued expense .....................          (16,201)             65,524
                                                                  -----------         -----------

Net cash used in operating activities ......................       (2,915,972)         (1,381,486)
                                                                  -----------         -----------

Cash flows used in investing activities:
Capital expenditures .......................................         (142,013)           (621,804)
                                                                  -----------         -----------

Cash flows from financing activities:
Payment for capital leases .................................          (33,691)            (33,465)
Proceeds from common stock issuance ........................        2,284,114             210,000
                                                                  -----------         -----------

Net cash provided by financing activities ..................        2,250,423             176,535
                                                                  -----------         -----------

Net increase (decrease) in cash ............................         (807,562)         (1,826,755)
Cash at beginning of period ................................        2,207,328           5,221,154
                                                                  -----------         -----------

Cash and cash equivalents at end of period .................      $ 1,399,766         $ 3,394,399
                                                                  ===========         ===========
Supplemental Disclosure- Taxes Paid ........................           10,598              27,788
                                                                  ===========         ===========


                    See accompanying notes to consolidated financial statements

                                                 5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the nine months ended and three months ended July 31, 2002 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2001 which are included in the Company's annual report on form 10-K for the period ended October 31, 2001.

Note 1. Capital Lease Obligation:

The Company has entered into capital lease obligations for computer, telephone, and capital equipment. The term of the leases range from 24 to 48 months, with principal and interest due in aggregate monthly installments of $4,905 at interest rates ranging from 0.0% to 25.9%. The equipment was capitalized at $142,622 and is being depreciated over five to fifteen years. Depreciation expense for the nine months ended July 31, 2002 was $11,877.

Note 2. Equity Transactions

For the three months ended July 31, 2002 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $6,990, which represented 699 preferred shares. For the nine months ended July 31, 2002 the Company declared and paid a stock dividend on its Series A convertible preferred in the amount of $22,307, which represented 2,232 preferred shares (includes the 699 preferred shares referred to above).

The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share at July 31 of each period indicated (shares in millions):

                                                THREE MONTHS       NINE MONTHS
                                                ENDED JULY 31,    ENDED JULY 31,
                                                 2002   2001       2002   2001
                                                 ----   ----       ----   ----

Number of common shares outstanding at
end of period...............................     10.3    8.5       10.3    8.5
Effect of using weighted average common
shares outstanding.............. ...........      0      0         (0.7)  (0.2)

Basic common shares outstanding.............     10.3    8.5        9.6    8.3
Dilutive effect of common stock options
and warrants................................       .0    1.0         .1    1.0
                                                 ----   ----       ----   ----

Diluted common shares outstanding...........     10.3    9.5        9.7    9.3


For the three and nine months ended July 31, 2002 and July 31, 2001, the effect of the Company's common stock options and warrants and convertible preferred stock are excluded from the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At July 31, 2002, there were approximately 13.2 million shares of common stock potentially issuable with respect to stock options, warrants and convertible preferred, which could dilute basic earnings per share in the future.

Note 3. Cash Flow

During the nine months ended July 31, 2002 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.


Nine months ended July 31, 2002 and 2001          July 31, 2002   July 31, 2001
----------------------------------------          -------------   -------------

Common shares for services rendered                  $   15,624      $   20,961
Preferred stock dividend                                 22,307         214,669
Series A convertible preferred shares converted
  to common shares                                      140,426       1,531,620
Accrued Preferred Dividends                               2,761          33,485
401k Plan Match                                          64,974          50,736
Fixed assets financed through capital leases             25,539          77,580

Note 4. Interim Financial Information (Unaudited)

The interim financial statements of the Company for the nine months ended July 31, 2002 and 2001, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5. Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 6. Employee Benefit Plan

Contributions for the nine months ended July 31, 2002 were $64,974, which represents the issuance of approximately 29,131 shares of our common stock.

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

Since 1995 we have been actively discussing the superiority of plasma over other waste remediation technologies. This ongoing education of the public and government is continuing today. Similar to other new technologies we have been met with varying degrees of resistance. In 2000, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell (TM) hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell will provide a green and renewable source of hydrogen for power and processing applications. In 2002 this brings significant change and, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational efforts we are now being greeted by a much more receptive marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including waste facility ownership or management. This change was dictated by the needs of our customers and the demands of the marketplace. This change began in January 2002 and continues to be integrated on a daily basis.

Our business model and its market development strategies arise from our goal, which is to change the way the world views and employs discarded materials commonly referred to as waste. We expect to achieve this objective by strategically marketing a series of products and services emanating from our core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This shifting strategy will be implemented through the use of our enhanced business model that provides for build, own operate/build own and waste processing transfer projects, joint development projects, engineering services and direct equipment sales with after sales support and service.

Recent Developments
-------------------

Sales and Project Update

Sales and project activities have continued to progress during the third quarter of 2002.

We have received written confirmation from two private companies in Poland announcing that we have been selected to provide each company a 10-ton-per- day Plasma Converter System. As reported earlier this year we were invited to Poland to make in depth presentations to local government officials and chemical industry executives. Based upon the successful conclusion of those presentations many of these same individuals visited our facility in Bristol, CT. This visit was supported by the US Trade Development Authority. The purpose of this visit was to witness an operating facility and discuss various projects throughout Poland. A short time after their visit they requested that we submit proposals for two 10 tons-per-day systems for identified waste streams. Based upon on reports from our representative in Poland, we expect a selection decision to be made on two additional systems by the end of our fiscal year 2002.

The Tri County Alliance for the economic development of Bamberg County, South Carolina, has orally agreed in principal to provide the land, a building and its infrastructure, and for necessary installation of the utilities required to operate the initial 10-ton-per-day Plasma Converter System for the joint development project with Vitech Enterprises, Inc. In return for this support Vitech will commit to leasing or purchasing the site after two years of operations, securing the balance of funding to move the project forward, and commit to achieving certain economic benefits that would support the region. Vitech and the County will continue to negotiating the final terms of the commitment. Vitech is encouraged by the support of the state and county officials and, as a result of this support and the strength of its business plan a number of funding groups have expressed interest in the project. Our previously announced project in Rhode Island has been delayed as a result of funding difficulties on part of the customer however; we have revitalized activities in Rhode Island with a new group whose goal is to close on a hazardous waste project within 2002.

We have continuing negotiations with a US based municipality for the use of our system to process household hazardous waste. The project has recently received a favorable independent engineering assessment of the efficacy of our system. The assessment, which was funded by the municipality was based in part upon an extended site visit to conduct an in depth technical review at our Bristol Connecticut facility that houses a commercial Plasma Converter System. This was a necessary step before a purchase decision could be made. We are now discussing a funded test to validate the systems performance; once the tests are completed we have been advised a decision will be made based upon the outcome of the tests.

Our long overdue project in the Philippines has received encouraging news. Our customer reports that the funding obstacles that he has encountered are close to being resolved. A site-specific Environmental Impact Assessment (EIA) is still underway in South Africa. In support of the Environmental Impact Assessment
(EIA) we recently delivered the results of an independent third party test program that examined emission gas compositions for processing surrogate medical waste. These results were superior to both European Union Standards and US Standards. This data was necessary to proceed with the EIA.

The Eico/Startech Team in Mifune-Machi, in Japan had been operating the Eico Plasma Converter System continuously to bring it up to a full production rate. These operations have included brief process runs at feed rates that would exceed the 5 tons per day design rating for this system. Furthermore, the plasma system has demonstrated reliable continuous operation for more than 36 hours at a time at a reduced feed-rate. We have identified during operations necessary adjustments that are needed for the feed control, melt handling and gas filtration subsystems. Operational adjustments such as these are not unusual and are to be expected when initiating system field operations when the composition feed material differs from that which was projected. The feed system issues have been resolved and we are now implementing the plan to modify the melt handling and gas filtration subsystems. We expect these modifications will ensure the long term operability at full production rate and provide targeted operating efficiencies. Startech's plan implementation activities now include fabrication of Gas Polisher components and feed system upgrades. When these components are ready, we will ship them to Japan and proceed with the final system integration and full-production operation. Eico and Startech together are fully committed to the success of the Mifune-Machi project and to the continued development of other plasma converter system opportunities in Japan.

In addition to the specific projects and countries referred to above we continue to pursue and/or support international opportunities in Canada, China, UK, Australia, Ireland, Italy, Malta, Japan, Greece, New Zealand and others.

Domestically we continue to move forward on various projects. These applications include medical waste, chemicals, tires, sludge's, silt and landfill mining sectors. To support these efforts we have demonstrated our system for local, state and federal environmental officials including representatives from the Environmental Protection Agency and the Department of Energy. We have been encouraged by the feedback we have received.

We continue to develop a new suite of sales and marketing tools that have been distributed to the Company's network of distributors and representatives as well as for internal marketing activities. Early reports from the field confirm that our new technical video has been well received by customers and that it has had a positive impact on representative's ability to explain the features and benefits of the Plasma Converter.

We have performed Research & Development activities during the third quarter. Independent third party emissions testing were performed to examine product gas composition when processing surrogate medical waste. The tests results were superior to US and international environmental emissions standards. Work is now being done on various uses for the plasma converted gas and is currently undergoing tests to document the efficacy of our Plasma Converted Gas with motor/electrical power generators.

On July 22, 2002 the Company filed a Registration Statement with the Security and Exchange Commission with respect to 927,969 shares of common stock and 927,969 warrants to purchase additional shares of common stock. These securities were sold to investors in a private placement and became eligible for sale by these investors on August 19, 2002, the effective date of the Registration Statement.

Results of Operations
---------------------

Comparison of three months ended July 31, 2002 and 2001

Revenues. Our total revenues were $ 0 for the three months ended July 31, 2002, as compared to $ 0 for the same period in 2001. Until our product matures and is readily accepted in the marketplace we will continue to experience volatility in our revenues.

Gross Loss. Our gross loss was $165,257 for the three months ended July 31, 2002, an increase of $165,257 from the same period in 2001. Our gross margins continue to be negatively impacted as a result of additional expenses related to the systemization and optimization of the Eico system in Japan.

General and Administrative Expenses. Our general and administrative expenses for the three months ended July 31, 2002 were $738,775, an increase of $176,975, or 31.5%, from the same period in 2001. This increase is substantially related to increased salary expense and employee benefits required to hire and train additional personnel in our expanded marketing and engineering effort. In addition, we experienced higher outside consulting fees and higher depreciation expenses.

Research and Development Expenses. Our research and development expenses for the three months ended July 31, 2002 were $60,428 an increase of 130.9%, from the same period in 2001. This increase is related to an independent third party test program for several potential customers that examined emission gas composition for processing surrogate medical waste.

Selling Expenses. Our selling expenses for the three months ended July 31, 2002 were $257,017 an increase of $19,738 or 8.3%, for the same period in 2001. Selling expenses increased as a result of increased marketing activity, and the completion of a full scale micro plasma converter model.

Interest Income. Our interest income for the three months ended July 31, 2002 was $9,432, as compared to $34,678 in the same period in 2001 a decrease of 72.8%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the three months ended July 31, 2002 corporate income taxes paid were $1,988 as compared to tax payments of $16,928 in the same period 2001. This payment was related to an estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability. We have loss carry forwards of $11.0 million to offset against any future profits.


Comparison of nine months ended July 31, 2002 and 2001

Revenues. Our total revenues were $ 136,471 for the nine months ended July 31, 2002, as compared to $ 0 for the same period in 2001, an increase of $ 136,471. The increase is due to an extension of the original contract with Eico Systems Corporation to include an order for an additional sub-system, as well as payment for related packing and shipping charges for the entire Eico shipment to Japan as well as from a test program that was performed for a major petroleum company. Until our product matures and is readily accepted in the marketplace we will continue to experience volatility in our revenues.

Gross Loss. Our gross loss was $185,104 for the nine months ended July 31, 2002, an increase of $185,104 from the same period in 2001. Our gross margins decreased as a result of continuing costs associated with the systemization and optimization of the Eico system in Japan.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended July 31, 2002 were $2,137,662 an increase of $513,591, or 31.6%, from the same period in 2001. This increase in substantially related to increased salary expense and employee benefits required to hire and train additional personnel in marketing and engineering, increased depreciation expenses, and higher office expenses as well as higher supply expenses related to our Bristol facility.

Research and Development Expenses. Our research and development expenses for the nine months ended July 31, 2002 were $143,695, an increase of 72.3%, from the same period in 2001. The increase is related to various research and development projects as well as an independent third party test program for several potential customers that examined emission gas composition for processing of surrogate medical waste.

Selling Expenses. Our selling expenses for the nine months ended July 31, 2002 were $714,664, an increase of $62,938 or 9.7%, for the similar period in 2001. The costs related to selling expenses increased as a result of increased marketing activities and newly created marketing materials.

Interest Income. Our interest income for the nine months ended July 31, 2002 was $23,148, as compared to $164,013 in the similar period 2001, a decrease of 85.9%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the nine months ended July 31, 2002 income taxes paid were $10,598 as compared to tax payments of $27,788 in the same 2001 period. This payment was related to a estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability. We have loss carry forwards of $11.0 million to offset against any future profits.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2002, we had cash and cash equivalents of $1,399,766 and working capital of $1,254,065. During the three months ended July 31, 2002, our cash decreased by $1,122,045.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills.

For the nine months ended July 31, 2002 the Company declared three quarterly dividends on its Series A convertible preferred stock in the aggregate amount of $22,307, which was paid by the issuance of 2,232 shares of Series A preferred shares.

We believe our cash reserves, anticipated cash generated from operations and other expected sources of capital should be adequate to fund our operations for up to a year. To date our principal source of financing for our activities have been provided by private sales of our securities. We may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our ongoing operating costs. Additional financing may not be available when needed or may not be available on terms acceptable to us. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations as expected and continue as an ongoing concern.


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

                           Part II - Other Information

ITEM 1. Legal Proceeding

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, CT by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association.


ITEM 6. Exhibits and Reports on Form 8-K

     Exhibit 99.1: Certification by the CEO (annexed hereto)

     Exhibit 99.2: Certification by the Principal Financial Officer (annexed hereto)

     Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September 2002.


                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)

                                            BY: /S/ Joseph S. Klimek
                                            ------------------------
                                            Joseph S. Klimek
                                            CEO & President

                                            BY: /S/ Robert L. DeRochie
                                            --------------------------
                                            Chief Financial Officer,
                                            Vice President Investor Relations,
                                            (Principal Financial Officer)

                                 CERTIFICATIONS

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley
Act.

I, Joseph S. Klimek certify that:

1. I have reviewed this quarterly report on Form 10-Q of Startech Environmental Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10-Q. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10-Q is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

     In meeting its responsibility for the reliability of the consolidated financial statements, I depend on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: September 13, 2002

/s/ Joseph S. Klimek
--------------------
Joseph S. Klimek
President and Chief Executive Officer

                                 CERTIFICATIONS

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley
Act.

I, Robert DeRochie certify that:

1. I have reviewed this quarterly report on Form 10-Q of Startech Environmental Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10-Q. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10-Q is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

     In meeting its responsibility for the reliability of the consolidated financial statements, I depend on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: September 13, 2002

/s/ Robert L. DeRochie
----------------------
Robert L. DeRochie
Chief Financial Officer &
Vice President, Investor Relations