Form 10-K
period 2002-10-31
STARTECH ENVIRONMENTAL CORP
filed 2003-01-24
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - October 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to              .
                               ---------------  ---------------

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                              84-1286576
 -----------------------------                                -----------------
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                              Identification No.)


                         15 Old Danbury Road, Suite 203
                              Wilton, Connecticut                06897-2525
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                                 (203) 762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 22, 2003 10,376,479 shares of no par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of January 22, 2003 was $9,805,422 based on the closing price of the common stock on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Items 10,11,12, and 13 of Part III of this report are incorporated by reference to Registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 2003.

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

Background

We are a manufacturing solutions company that manufactures, markets and sells a recycling system called the Plasma Converter for the global marketplace. Until January 2002 we were solely engaged in the manufacture and sale of equipment for use by others. Thereafter, we have attempted to broaden the scope of our available revenue opportunities. This change was brought about by management's decision to expand its market penetration strategies and opportunities. Rather than only market and sell our products for use by others we are now seeking opportunities to become directly involved in the operation and use of our products. We believe there is no entity that knows more about the utility and capability of our products than we do. We reconsidered our stated philosophy of not engaging in the processing of feedstock materials and/or waste and decided that it was timely to seek out and include all possible market penetration strategies, including build own operate, build own transfer of ownership, and joint development projects.

By concentrating on re-positioning our company for long-term growth, we have not achieved the sales goals we had anticipated would occur in the 2002 fiscal year. The situation has been further exacerbated by the general economic climate throughout the world. We believe this new way of approaching the market will help achieve maximum penetration in the shortest timeframe.

Significant events are driving demand for our Plasma Converter. They include:

     o Increases in waste, and in particular hazardous wastes, due to rising consumer/industrial consumption and population growth in most nations.
     o Current waste disposal and remediation techniques such as landfills and incineration becoming regulatory, socially and environmentally unacceptable.

     o A need for critical resources such as power and water to sustain local economies.
     o The emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

Our core Plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. These products add value to our customers' business so they can now realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow them to generate the product they need while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range from approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

Since 1995 we have been actively educating and promoting to our customers the benefits of plasma over other forms of waste remediation technologies. Ongoing education of the public and government is continuing. Like most new technologies we have been met with varying degrees of resistance. In 2001, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include StarCell(TM), a hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell provides a green and renewable source of hydrogen. A rising comfort level with plasma based technologies resulting in part from our educational and informational efforts has created a much more receptive marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including facility ownership or management.

Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials; what many would now call waste. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through build own operate/build own transfer of ownership facilities, joint development projects, engineering services and Plasma Converter sales with after sales support and service.

Markets

We view the future of our business as divided into three key market segments; power/energy, waste remediation, and engineering services. Projects are generally categorized according to the specific or stated objective of the customer, waste remediation or power generation. A customer may have a need to remediate a particularly onerous waste such as PCB's but has no need to produce commodity products. The goal is to simply get rid of waste. That would be considered a waste remediation project. Conversely, a customer in an area with limited or high cost power may want to select a waste stream to give the greatest amount of Plasma Converted Gas (TM) with which to produce power to run his system or for other power uses. The production of power is the desired benefit and the feedstock (waste material) selected is chosen for the highest quality commodity product produced, in this case electric power.

Power/Energy

This segment includes projects that incorporate equipment that create power/energy products to work in conjunction with our core plasma technology. We have established a strategic alliance with Hydro-Chem, a division of Linde, located in Canton, Georgia to promote the production of hydrogen and methanol created by using our Plasma Converter. Hydro-Chem is a leading U.S. based manufacturer of methanol plants and will be scaling its units to match the Plasma Converted Gas output of our Plasma Converters. Similar alliances in this segment will be pursued with other significant power/energy equipment and/or generation companies.

Waste Remediation

This part of our business includes projects where the emphasis of the customer is to dispose of its waste material in an environmentally responsible, and cost effective, manner. Waste material disposal costs vary greatly depending on the composition of the waste. We will be specifically targeting customers that will receive the most economic gain form using our technology. Examples of such waste streams are:

               o  Medical waste
               o  Pharmaceutical waste
               o  PCBs
               o  Incinerator ash
               o  Biological contaminants
               o  Sewer and power-plant-scrubber sludge
               o  Paints and solvents
               o  Electronic industry waste
               o  Contaminated soils
               o  Asbestos and other hazardous waste streams

We further delineate these markets into the following categories:

      o   Onsite Treatment
          -    Hospitals and medical centers
          - Industrial hazardous waste generators such as petrochemical, chemical, refining, and metals companies.
          - Government agencies such as Department of Defense, Department of Energy.
      o Offsite Treatment (at an integrated waste management facility) - Waste management and/or transport companies
      o Mobile Treatment - All of the above who value the ability to move quickly from site to site

We believe that the primary factors that will create demand for our Plasma Converters include the need for customers to:

      o   Reduce the costs for hazardous and toxic waste disposal;
      o Eliminate personal and organizational liability associated with hazardous and toxic waste disposal;
      o Comply with present and anticipated environmental regulations in a cost-effective manner;
      o   Recover products for use or sale; and
      o   Destroy wastes completely, safely and irreversibly.

We believe our Plasma Converter will meet customers' needs because our system:

      o Reduces the cost and risk associated with hazardous waste generation and disposal;
      o   Performs safer than prevailing environmental standards;
      o   Converts wastes into products for use or for sale;
      o   Destroys wastes safely and irreversibly; and
      o Comes in small and large system capacities, in stationary and mobile configurations.

Engineering Services

This segment relates to a wide range of bundled and unbundled services that we can provide for our customers including material testing, waste analysis, environmental processing solutions, pro-forma test analysis, and application engineering services. We expect to grow the contract testing and services areas of our business as demand for testing and analysis of specialized waste streams from customers' increases.

Sales Strategy

Central to our growth strategy is maximizing market penetration and reducing the barriers of entry while optimizing our revenue sources. To achieve that objective, we have identified four key marketing strategies that make up the overall model. They are:

     1. Build Own Operate/Transfer Of Ownership Projects: We are actively seeking to develop opportunities to own and operate Plasma Converter facilities in various markets. These projects are attractive where long-term agreements with guaranteed waste streams and high value processing and or disposal fees are contracted for and significantly increase ongoing revenue streams. The revenue generated by these types of projects has been shown to be up to ten times that realized from a straight equipment sale over the life of the project.
     2. Joint-Development Projects: In a joint development project we will assume an equity position in return for a reduced purchase price on our equipment and associated engineering and management services. An additional advantage is that we receive the certainty of revenue from a direct sale along with the ability to realize future ongoing revenue from the operations of the sole source joint development company.
     3. Equipment Sales: We will continue to be a direct seller of our products to customers who prefer to purchase and operate our equipment. We will sell our Plasma Converter and associated equipment to a customer with no equity position in the project. However, we will offer Long Term Service Agreements to create residual or ongoing revenue in this area.
     4. Engineering Services: This area will include testing and application engineering services for outside companies other than Plasma Converter customers, as well as material testing, waste analysis, and environmental processing solutions for Plasma Converter system customers.

Key to our development of world markets is our sales network. We sell systems through independent representatives and distributors, which helps to keep sales costs variable and low. Representatives are paid a commission on sales. Distributors purchase systems, mark them up, and re-sell them to customers. Distributors are also responsible for supplying after sales parts and service.

Our senior management also sells directly customers, in addition to seeking out projects for build, own, operate and build, own, transfer of ownership facilities. Such customers and projects might include large corporations with activities in many states or countries, or sovereign governments where the complexity of the bidding process on projects requires a large degree of company time and attention.

We manufacture modular, skid-mounted systems that are easy to transport in standard tri-modal containers for shipment to any market in the world. An exception to this arrangement is where we would be shipping systems for a wholly owned build own operate project or build own transfer of ownership project.

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

Primary Customer

For the fiscal year ended October 31, 2002, 85% of our revenue was derived from Eico Systems Corporation, while all of our revenue for the fiscal year ended October 31, 2001 was derived from the same customer.

Plasma Converter(TM) Development and Technology

We believe that the primary factors that will create demand for our Plasma Converters include the need for customers to:

      o   Reduce the costs for hazardous and toxic waste disposal;
      o Eliminate personal and organizational liability associated with hazardous and toxic waste disposal;
      o Comply with present and anticipated environmental regulations in a cost-effective manner;
      o   Recover products for use or sale; and
      o   Destroy wastes completely, safely and irreversibly.

We believe our Plasma Converter will meet customers' needs because our system:

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

Recovered Commodity Products

The Plasma Converter processes the wastes (matter) in such a way that the elemental components of the feedstock can be recovered in from one to three distinct phases:

     (1)  synthesis gas (PCG(TM), Plasma Converted Gas) that exits the chamber;
     (2) inorganic, glass-like (obsidian-like) silicates which form a separate layer above the liquid metal (if there is a sufficient quantity of metal in the feed stock, with small quantities of metal encapsulated in the silicate stone); and
     (3) liquid metallic elements, if in sufficient quantities, which collect and are automatically discharged at the base of the vessel.

Depending on the composition of the feedstock, any one phase may be produced, any two phases may be produced, or all three may be produced. However, the Company's experience indicates that the most likely commodity-product recover-phase will be in two parts:


     (1)  the PCG(TM) GAS-PHASE; and
     (2) the SOLID-PHASE in which the inorganic silicate, containing metals, will be produced.

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

Our system may also achieve volume reductions on low-level radioactive surrogate waste of approximately 300 to 1. Other present methods of volume reduction include compaction and incineration that produce overall volume reductions of about 8 to 1. Our system will not reduce the radioactivity of the low-level radioactive waste nor do we believe that can be done by any other system, but the volume of that waste may be significantly reduced. Industries that may benefit from this process are utilities, research laboratories and hospitals that store the reduced low-level radioactive waste material on-site until it can be shipped off site to a special repository. The cost for that method can be many thousands of dollars per ton. The continued availability of the few repository sites that exist, are problematic and uncertain. We believe our system can increase a site's storage capacity.

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


                                (GRAPIC OMITTED)

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

High Temperature Cyclone Separator

The initial step of the gas treating process is a pre-quench in which the PCG is cooled from approximately 1000(degree)C down to 650(degree)C by direct water injection with a conventional spray dryer arrangement. The PCG port then flows through a refractory lined pipe into a conventional, insulated cyclone fabricated with high temperature alloy and designed to operate at high temperatures. The purpose of the cyclone is to remove particulate matter, which is then collected and batch-fed back into the plasma vessel.

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

Our Plasma Converter that is being used for our demonstration and training unit in our Bristol, Connecticut facility continues to be a very active marketing tool in showcasing our technology to potential customers, investors, and governmental agencies. We have been proactive in utilizing this facility for training such as Eico Systems Corp. and also running some surrogate testing for specific customers. We expect testing activity to increase in 2002 as more and more companies and governmental agencies look to validate our technology for their specific applications.

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

      o second, mobile energy such as that used for transportation propulsion systems ... the energy you can put in a fuel tank and take with you.

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

     o Our cash position relative to other multi-national companies who may enter this field as it grows

     o Resistance to new technologies when dealing with the public health and safety

We believe many potentially competitive technologies are limited to a narrow number of waste feed-streams. In some of those technologies, if the system does not receive exactly what it expects, even something as benign as water or metals, the process may be ineffective and possibly dangerous. In the waste industry, it is difficult to specify the exact composition of a waste stream in a real world application. By their very nature, waste streams are sometimes made up of unknown and unpredictable materials. For any processing system to be commercially successful it must be able to safely and effectively process unpredictable waste streams without system upsets. Our Converter can handle great deviations in the waste stream content. We believe many of the potentially competitive technologies have yet to demonstrate capabilities beyond small laboratory or bench scale devices that use precisely controlled waste streams under precisely controlled conditions. They may also produce undesirable and hazardous by-products.

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

Besides those companies mentioned specifically, there are a number of other companies that advertise a capability using plasma technology. We have no way of knowing the status of these companies or if they are even ongoing concerns with demons ratable systems. Since many of them are small, private companies it is very difficult to know what, if any, capabilities are ready for the commercial market. We are not aware of any competitive company that has a commercial site up and operating other than those we have named above.

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

Intellectual property

We have developed and acquired proprietary technology. Our technologies are comprised of a variety of overall coordinated system and subsystem concepts, detailed mechanical engineering calculations, detailed engineering design features, data compilations and analyses, complex chemical engineering calculations, business methods and market information. Since our formation, a substantial amount of intellectual property has been developed.

On or about June 4, 2002 we submitted an application for a patent to the United States Patent and Trademark Office. The patent involves a torch positioning apparatus designed and developed by our engineers. This is the only patent we have applied for to date. We have designed and developed other proprietary intellectual property that will be protected as trade secrets. We may, in the future, file foreign applications for these patents. We plan to continue our development and protection of our intellectual property. We have not authorized or licensed the use of our proprietary information to any third parties and have no plans to do so. We retain the exclusive worldwide rights for development and commercialization of our technologies.

We are the licensee on one patent. The inventions and related know how could enhance the commercial capability of our core plasma system for certain applications. The patent relates to a Hydrogen-Selective Ceramic Membrane that was developed by Media and Process Technology, Inc., and its predecessor, ALCOA Corporation. This technology provides for the high temperature dehydrogenation of our Plasma Converted Gas and forms the basis for our StarCell system.

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

Manufacturing operations

Our products and systems are presently being manufactured by third party vendors who build specific component parts to our specifications. Some of the manufacturing components are constructed at our 30,000 square foot manufacturing facility located in Bristol, CT. We also assemble, ship and test our systems there.

Research and development

While the principal research and development to produce commercial Plasma Converters has been completed, we will continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have to date been entirely paid for and sponsored by the company. No further research and development is required for Plasma Converters currently being marketed and sold. We will continue to develop and design operational improvements that will be primarily in the area of the use of the Plasma Converted Gas produced by the Plasma Converter. Expenditures for research and development will be geared to achieving lower costs designs and higher efficiencies consistent with our business model of offering complete systems solutions. In the twelve months ending October 31, 2002 we expensed $160,785 for research and development. As we expand our research and development focus in fiscal year 2003 our efforts are expected to be devoted to the development of patentable proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen. In addition we will continue conducting ongoing tests, demonstrations and enhancements of the Plasma Converter for potential customers and governmental agencies.

Employees

As of January 15, 2003, the Company had 18 full-time employees, of these full-time employees, 8 are in engineering, 1 in research and development, 2 are in manufacturing and production, 2 are in sales and marketing and 5 are in management or administrative positions. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment, and prohibiting them from competing with us. Our employees are not represented by any labor union or collective bargaining agreement, and we believe that our relations with our employees are good. In addition to 18 full-time employees the Company has one part-time employee.

ITEM 2 - PROPERTIES:
-------------------

Our corporate headquarters is located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897-2525 where we lease 5,800 square feet of office space from CD Station, LLC as landlord. The lease and taxes provides for monthly payments of $15,634, increasing annually from December 2002 to December 2004, when the lease expires. There is an option for us to extend the lease for a five (5) year term with the Landlord having the right to cancel the lease after two (2) years of the extended term if the buildings main tenant, The Common Fund, requires the additional space for their corporate offices.

Our Product Showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 5,400 square feet of office space from Tunxis Management as landlord. The lease provides for monthly payments of $2,475 increasing annually to September 2005, when the lease expires.

Our Manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $5,265 per month. The Lease will expire on July 1, 2004.

The following table listed below is the annual rent expense for the corporate headquarters at Wilton, Connecticut, and the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol, Connecticut:

                        Year                Annual Rent
                        2003                  278,472
                        2004                  282,720
                        2005                   95,580


ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, CT by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association. On January 6, 2003 a temporary injunction was granted to Startech to stop the arbitration process and conduct a hearing as to whether a permanent injunction should be granted to enjoin the arbitration proceeding from continuing. There are no other pending legal, regulatory or administrative matters to which we are a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth (4th) quarter of the year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
------------------------------------------------------------------------
MATTERS:
-------

(a)  Market Information
     ------------------

From November 1995 through November 1, 2000 our common stock was traded on the OTC Bulletin Board under the symbol STHK. On November 2, 2000 our common stock began trading on the Nasdaq Small Cap Market under the symbol STHK. The table below shows the high and low closing price of our Common Stock during the quarters indicated.

                                                   Closing Price
                                                   -------------
     Quarter Ended                            High                Low

     January 31, 2003 (January 23, 2003)    $  1.66            $  0.84

     October 31, 2002                       $  2.05            $  1.20
     July 31, 2002                          $  3.38            $  1.40
     April 30, 2002                         $  3.63            $  2.47
     January 31, 2002                       $  3.67            $  1.95

     October 31, 2001                       $  4.83            $  2.05
     July 31, 2001                          $  5.15            $  3.95
     April 30, 2001                         $  7.44            $  3.82
     January 31, 2001                       $  9.88            $  5.38

(b)  Stockholders
     ------------

As of January 24, 2003, there were 680 holders of record of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends
     ---------

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the future to finance its operations. During the fiscal year 2002 the Company paid $22,310 in preferred dividends payable in additional shares of Series A Convertible Preferred Stock.


ITEM 6 - SELECTED FINANCIAL DATA:
--------------------------------

The selected financial data set forth below for the five years ended October 31, 2002 is derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

                                                                Year Ended October 31,
                                      -----------------------------------------------------------------------
                                         2002           2001           2000           1999           1998
                                      -----------    -----------    -----------    -----------    -----------
Net sales                             $   136,471    $ 2,400,000    $ 1,069,441    $ 2,268,964    $ 1,088,782

Loss from operations                    4,038,425      2,437,759      2,731,336      1,346,399        473,733

Other income (expense)                    136,673        167,067        319,093         68,071         14,664

Net loss                              $ 3,915,300    $ 2,298,480    $ 2,430,576    $ 1,289,192    $   463,051
                                      ===========    ===========    ===========    ===========    ===========
Earnings loss per share of weighted
average shares of common
stock outstanding                           (0.40)         (0.30)         (0.63)         (0.19)         (0.07)

Weighted-average number of
 shares of common stock
 outstanding                            9,746,165      8,359,111      7,430,838      6,875,999      6,887,736

Total assets                          $ 3,138,230    $ 4,663,005    $ 7,077,881    $ 6,374,818    $ 1,824,448

Total liabilities                         743,802        740,957      1,196,596        359,458      1,163,774

Long-term obligations                      17,580         43,299         13,225          7,718              0

Cash dividends per share
for common stock                                0              0              0              0              0


                                                      18

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS:
-------------

Results of Operations

Comparison of Years Ended 2002 and 2001

Revenues. Our total revenues were $ 136,471 for the year ended October 31, 2002, as compared to $2,400,000 for the same period in 2001, an decrease of $ 2,263,529 or 94.3%. As no Plasma Converter Systems were shipped in fiscal year 2002, revenues were limited to additional components for the Eico System.

Gross profit. Our gross loss was $330,348 for the fiscal year ended October 31, 2002 as compared to a gross profit of $937,404 for the same period in 2001, a decrease of $1,267,752 or 135.2%. The margin decreased as a result of unanticipated costs related to modifications of the Plasma Converter and higher customer installation costs related to the Eico system located in Japan.

General and administrative expenses. Our general and administrative expenses for the year ended October 31, 2002 were $2,636,550 an increase of $265,668, or 11.2%, from the same period in 2001. This increase resulted from higher salary and related expenditures due to the hiring additional personnel, depreciation expenses, facility rental expenses, and increased insurance premiums.

Research and development expenses. Our research and development expenses for the year ended October 31, 2002 were $160,785 an increase of $9,618 or 6.4%, from the same period in 2001. The increase is related to costs associated with the installation for the Eico project. In addition costs were incurred for the continued research, development and design of Starcell (TM). Starcell(TM) is our latest product development that will improve the marketability and versatility of our Plasma Converter system, as well as Starcell's ability to operate as a stand-alone system for the production of hydrogen.

Selling expenses. Our selling expenses for the year ended October 31, 2002 were $910,742 an increase of $57,628 or 6.8%, for the similar period in 2001. The increased costs related to selling expenses comprised of a new customer orientation video, Plasma Converter System scale models, attendance and showcasing at several tradeshows, as well as the creation of new marketing materials.

Interest income. Our interest income for the year ended October 31, 2002 was $26,569, as compared to $182,193 in the similar period 2001 a decrease of 85.4%. The decrease is due to lower cash balances and lower interest rates earned on our investments resulting from the Federal Reserve lowering short-term interest rates.

Income taxes. Income taxes for the year ended October 31, 2002 were $13,548 as compared with $27,788 in the similar period 2001. We have minimal tax obligations due to the fact that we have not had profitability to this point. We have loss carry forwards of $11.7 million to offset against future profits.

Comparison of Years Ended 2001 and 2000

Revenues. Our total revenues were $ 2,400,000 for the year ended October 31, 2001, as compared to $ 1,069,441 for the same period in 2000, an increase of $ 1,330,559 or 124.4%. The increase is due to the shipment of a 10,000 pound-per-day Plasma Converter to Eico Systems Corporation located in Japan. This Eico contract represented all of the revenues for the year ended October 31, 2001.

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

Project Update
--------------

Eico

On January 8, 2003 we were notified by a firm representing Eico Systems Corporation that Eico had filed for Civil Rehabilitation under Japan's Civil Rehabilitation Law. We had been attempting for the previous month to establish a timetable with Eico regarding system turn-on and commercial operation but had not received confirmatory responses. As previously announced, the Plasma Converter System installed in Japan is operationally ready to process 5 ton per day of hazardous incinerator ash. All of the scheduled modifications to our system that we previously announced have been installed. We continue to await Eico's initiation of commercial operations. Our current understanding of the situation is that Eico will undergo a restructuring that will include the small portion of their business that operates the Startech Plasma Converter. We have been informed by Eico that they will continue to cooperate with Startech and that Eico has received permission from their largest shareholder, Sanyo, to continue the plasma business during this period of restructuring.

To the best of our knowledge the restructuring was required due to the general state of the Japanese economy and the recent increase in heating oil prices which has had a substantial negative affect on Eico's distributed power business.

We will continue to monitor the situation closely and strive to continue towards operating the Plasma Converter. We have been told that Eico is currently working on its strategy to implement a new business and strategic plan. Eico's operation are entirely outside Startech's control and we will continue to provide whatever assistance we reasonably can to make this transition period as short as possible, and we remain prepared to support bringing the system on-line for full scale commercial use.

Poland

Our signed contracts with two private concerns in Poland, Ekologia and Chempol, continue to move forward. The timing on these projects entering the production cycle is dependent upon the receipt of partial funding from an ecological fund that provides grants to certain approved environmental projects. According to our representative both of the contracts we have entered into have received approval from this funding source and that the parties are now confirming the extent of funding that will be provided and the timing of that funding. The timing of these grants has also driven the timing of the receipt of the balance of funds from private sector sources. One of the projects has also received a small additional grant that had been applied for from a separate public fund.

Our project in Bytom, Poland also continues to move forward. We have just been advised that all the necessary site and operational permits to begin the project have been received by the potential customer. The permits were required before the customer could follow our signed Letter of Intent with a signed contract. With the receipt of these payments we plan to be in Poland during the first week of February to move this project to the contract stage.

Philippines

The situation in the Philippines has advanced to the point where we are discussing the contractual language that will provide the necessary comfort to a funding source. Based upon the difficulties experienced in this part of the world, funding this long awaited project has been the major obstacle. We believe that satisfying these last concerns of the investor will allow the contract to be implemented and the payment schedule to be finalized.

Effects of Inflation

Due to the low rate of inflation there has been very little effect on the Company's net revenues for fiscal 2002.

Liquidity and Capital Resources

The Company had working capital of $369,185 as of October 31, 2002 and had cash and cash equivalents of $509,321 as of October 31, 2002.

Working capital was provided primarily from revenues earned from the Eico Systems Corporation and a private placement that was completed on March 25, 2002 from which we raised net proceeds of $2,283,712 after commissions and expenses. We have and will continue to be dependent upon the deposits and progress payments from the sale of equipment and the private sale of securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the above sources and demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

In October 2002 the Company announced that contracts to sell two Plasma Converters were signed aggregating in excess of $10 million dollars in sales. The contracts include an established payment schedule coordinated to provide progress payments at various stages of the manufacturing and delivery cycle. We believe these progress payments, along with a recently completed sole source private placement which raised $700,000 after commissions and expenses will provide enough operating capital to sustain company operations at the current level for more than 1 year. The private placement requires the issuance of 882,353 shares of our unregistered common stock at $.85 per share. We also are required to issue one common stock purchase warrant for each share of common stock purchased, exercisable at a price equal of $1.80 per share. The warrants will expire in January 2006 provided the common stock is trading at $1.80 per share at this time. If the stock is below the $1.80 per share the Company has agreed to extend the period for up to two consecutive years. It must be noted, however, that if the progress payments are not received in a timely manner or additional sales of Plasma Converters or funding is not available we may have to significantly cut expenses to maintain our operations over the next year.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. However there is no assurance that this financing will be available when needed or that management will be able to obtain this or any additional financing on terms acceptable to the Company. As stated, we believe these financing needs will be satisfied but there can be no assurance this will be the case.

The Company believes that continuing operations for the longer term will be supported primarily through anticipated growth in revenues and, if necessary, through additional sales of the Company's securities.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills.

For the year ended October 31, 2002 we declared four quarterly dividends on our Series A Convertible Preferred stock in the aggregate amount of $22,310, which was paid by the issuance of 2,231 shares of Series A Convertible Preferred stock.

This liquidity section contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 7. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
----------------------------------------------------

Report of Management

Management of Startech Environmental Corporation, is responsible for the integrity of the financial information presented in this 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Where necessary, they reflect estimates based on management's judgment.

Management relies upon established accounting procedures and related systems of internal control for meeting its responsibilities to maintain reliable financial records. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's intentions.

The Audit Committee of the Board of Directors meets regularly with management and its independent auditors to discuss audit scope and results, internal control evaluations, and other accounting, reporting, and financial matters. The independent auditors have access to the Audit Committee without management's presence.


                                            /s/  Joseph S. Klimek
                                            ----------------------------------
                                                 Joseph S. Klimek
                                                 Chairman, President and
                                                 Chief Executive Officer



                                            /s/  Robert L. DeRochie
                                            ----------------------------------
                                                 Robert L. DeRochie
                                                 Chief Financial Officer and
                                                 Vice President of Investor
                                                 Relations

Financial Statements and Supplementary data and the Independent Auditors Report thereon are listed and included Part IV, Item 14 of this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE:
--------------------

None

                                    PART III
               Directors and Executive Officers of the Registrant

Note: The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Instruction G for Form 10-K) since the Company is filing with the Commission (by no later than February 28, 2003), a definitive proxy statement pursuant to Regulation 14A, which involves the election of Directors at the annual shareholders' meeting of the Company, expected to be held on or about March 7, 2003.

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 2002, 2001 and 2000

                      STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 2002, 2001 and 2000







Independent Auditors' Report.................................................F-1

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Changes in Stockholders' Equity...................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to the Consolidated Financial Statements...............................F-6

                                                     Pond View Corporate Center
                                                     76 Batterson Park Road
                                                     Farmington, CT 06032

[GRAPHIC OMITTED]         Farmington - New London    Main Line:  (860) 678-6000
                                                     Toll Free:  (800) 286-KRCO
Business Advisors and Certified                      Fax:        (860) 678-6110
Publis Accountants                                   Web:     www.kostin.com



To the Board of Directors
Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation as of October 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2002 and 2001, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





Farmington, Connecticut
December 20, 2002


                                        STARTECH ENVIRONMENTAL CORPORATION
                                            Consolidated Balance Sheets
                                             October 31, 2002 and 2001

                                                                                          2002           2001
     Assets
Current assets:
   Cash                                                                              $    509,321    $  2,207,328
   Accounts receivable                                                                    290,000         300,000
   Inventory                                                                              273,706         279,502
   Prepaid expenses                                                                         5,000           5,000
   Other current assets                                                                    17,380           1,861
                                                                                     ------------    ------------

Total current assets                                                                    1,095,407       2,793,691

Equipment, at cost, net of accumulated depreciation                                     1,794,067       1,791,863

Other Assets                                                                              248,756          77,451
                                                                                     ------------    ------------

      Total Assets                                                                   $  3,138,230    $  4,663,005
                                                                                     ============    ============

    Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                  $    260,116    $    115,489
   Capital lease - short-term                                                              44,885          38,920
   Other accrued expenses                                                                 421,221         543,249
                                                                                     ------------    ------------

      Total current liabilities                                                           726,222         697,658

Long-term liability:
   Capital lease payable net of current portion                                            17,580          43,299
                                                                                     ------------    ------------

      Total liabilities                                                                   743,802         740,957
                                                                                     ------------    ------------

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; 35,655, and 47,511 at
     October 31, 2002 and 2001 respectively (aggregate liquidation preference
     of $ 360,500 and $475,110 at October 31,2002 and 2001, respectively)                 356,553         475,110

  Common stock; no par value; 800,000,000 shares authorized shares issued              14,790,453      12,265,072
    and outstanding: 10,293,392 at October 31, 2002 and 9,282,880 at
    October 31, 2001
Additional paid-in-capital                                                              1,742,745       1,742,745
Deficit                                                                               (14,495,324)    (10,560,879)
                                                                                     ------------    ------------

      Total stockholders' equity                                                        2,394,427       3,922,048
                                                                                     ------------    ------------
                                                                                     $  3,138,230    $  4,663,005
                                                                                     ============    ============


                     The accompanying notes are an integral part of the financial statements.


                           STARTECH ENVIRONMENTAL CORPORATION

                          Consolidated Statements of Operations

                   For The Years Ended October 31, 2002, 2001 and 2000


                                                       Year Ended October 31,
                                                       ----------------------

                                                 2002          2001            2000

Revenue                                      $   136,471    $ 2,400,000    $ 1,069,441

Cost of goods sold                               466,819      1,462,596        802,627
                                             -----------    -----------    -----------

Gross profit/loss                               (330,348)       937,404        266,814


Operating Expenses :
      Selling Expense                            910,742        853,114        855,380
      Research and Development                   160,785        151,167         74,534
      General and Administrative               2,636,550      2,370,882      2,068,236
                                             -----------    -----------    -----------
Total Operating Expenses                       3,708,077      3,375,163      2,998,150
                                             -----------    -----------    -----------

Loss from operations                          (4,038,425)    (2,437,759)    (2,731,336)
                                             -----------    -----------    -----------

Other income (expense):
  Interest income                                 26,569        182,193        324,221
  Interest expense                               (12,762)       (15,126)        (5,128)
  Other Income                                   122,866           --             --
                                             -----------    -----------    -----------
     Total other income                          136,673        167,067        319,093
                                             -----------    -----------    -----------

Income tax expense                                13,548         27,788         18,333
                                             -----------    -----------    -----------

Net loss                                     ($3,915,300)   ($2,298,480)   ($2,430,576)
                                             ===========    ===========    ===========


Net loss                                     ($3,915,300)   ($2,298,480)   ($2,430,576)

Less: preferred dividends                         22,310        257,504      2,251,276
                                             -----------    -----------    -----------

Loss attributable to common stockholders     ($3,937,610)   ($2,555,984)   ($4,681,852)
                                             ===========    ===========    ===========

Net loss per share                           ($     0.40)   ($     0.30)   ($     0.63)
                                             ===========    ===========    ===========

Weighted average common shares outstanding     9,746,165      8,359,111      7,430,838
                                             ===========    ===========    ===========


         The accompanying notes are an integral part of the financial statements


                            STARTECH ENVIRONMENTAL CORPORATION
                Consolidated Statements of Changes in Stockholders' Equity
                    For The Years Ended October 31, 2002, 2001 and 2000



                                                 Common                       Preferred
                                                 Shares          Amount         Shares
                                              ------------    ------------   ------------

Balance, October 31, 1999                        6,905,257       2,984,219        696,978

Preferred shares converted to common shares        430,765       2,234,032       (243,890)
Shares issued during the year
   for services rendered                            14,918         136,338           --
Shares issued for cash                             561,496       2,154,165           --
Shares issued for 401(k) plan                        2,106          23,513           --
Shares issued in lawsuit settlement                171,118            --             --
Net loss during the year
   ended October 31, 2000                             --              --             --
Accretion of dividend on preferred shares             --              --             --
Dividends                                             --              --           49,132
                                              ------------    ------------   ------------
Balance, October 31, 2000                        8,085,660    $  7,532,267        502,220
                                              ============    ============   ============
Preferred shares converted to common shares      1,178,720       4,423,877       (477,150)
Shares issued during the year
   for services rendered                             8,050          29,987           --
Shares issued for cash                              30,000         210,000           --
Shares issued for 401(k) plan                       15,450          68,941           --
Shares retired                                     (35,000)           --             --
Net loss during the year
   ended October 31, 2001                             --              --             --
Accretion of dividend on preferred shares             --              --             --
Dividends                                             --              --           22,441
                                              ------------    ------------   ------------
Balance, October 31, 2001                        9,282,880    $ 12,265,072         47,511
                                              ============    ============   ============
Preferred shares converted to common shares         38,163         140,867        (14,087)
Shares issued during the year
   for services rendered                             4,200          15,624           --
Shares issued for cash                             927,969       2,283,712           --
Shares issued for 401(k) plan                       40,180          85,178           --
Net loss during the year
   ended October 31, 2002                             --              --             --
Dividends                                             --              --            2,231
                                              ------------    ------------   ------------

Balance, October 31, 2002                       10,293,392    $ 14,790,453         35,655
                                              ============    ============   ============


         The accompanying notes are an integral part of the financial statements.


                            STARTECH ENVIRONMENTAL CORPORATION
                Consolidated Statements of Changes in Stockholders' Equity
                    For The Years Ended October 31, 2002, 2001 and 2000
                                        (Continued)


                                                               Additional
                                                                Paid-In
                                                 Amount         Capital         Deficit
                                              ------------    ------------   ------------

Balance, October 31, 1999                        6,384,199             300     (3,353,358)
Preferred shares converted to common shares     (2,234,032)           --             --
Shares issued during the year
   for services rendered                              --              --             --
Shares issued for cash                                --              --             --
Shares issued for 401(k) plan                         --              --             --
Shares issued in lawsuit settlement                   --              --             --
Net loss during the year
   ended October 31, 2000                             --              --       (2,430,576)
Accretion of dividend on preferred shares             --         1,742,445     (1,742,445)
Dividends                                          491,316            --         (508,831)
                                              ------------    ------------   ------------
Balance, October 31, 2000                     $  4,641,483       1,742,745   $ (8,035,210)
                                              ============    ============   ============
Preferred shares converted to common shares     (4,423,877)           --             --
Shares issued during the year
   for services rendered                              --              --             --
Shares issued for cash                                --              --             --
Shares issued for 401(k) plan                         --              --             --
Shares retired                                        --              --             --
Net loss during the year
   ended October 31, 2001                             --              --       (2,298,480)
Accretion of dividend on preferred shares             --              --             --
Dividends                                          257,504            --         (227,189)
                                              ------------    ------------   ------------
Balance, October 31, 2001                     $    475,110    $  1,742,745   $(10,560,879)
                                              ============    ============   ============
Preferred shares converted to common shares       (140,867)           --             --
Shares issued during the year
   for services rendered                              --              --             --
Shares issued for cash                                --              --             --
Shares issued for 401(k) plan                         --              --             --
Net loss during the year
   ended October 31, 2002                             --              --       (3,915,300)
Dividends                                           22,310            --          (19,145)
                                              ------------    ------------   ------------

Balance, October 31, 2002                     $    356,553    $  1,742,745   $(14,495,324)
                                              ============    ============   ============


         The accompanying notes are an integral part of the financial statements.

                                        F-4(Con't)

                            STARTECH ENVIRONMENTAL CORPORATION

                           Consolidated Statements of Cash Flows

                    For The Years Ended October 31, 2002, 2001 and 2000



                                                         Year Ended October 31,
                                                         ----------------------

                                                  2002           2001           2000
Cash flows from operating activities:
   Net  loss                                  $(3,915,300)   $(2,298,480)   $(2,430,576)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Expenses paid for through the
       issuance of common stock                    15,624         29,987        136,338
     Loss on sale of asset                          4,633           --             --
     401(k) match through issuance
       of common shares                            85,178         68,941         23,513
     Depreciation                                 190,588        141,640         51,849
     Preferred stock accrual                        3,165         30,315           --
     (Increase) decrease in:
        Accounts receivable                        10,000         38,000        174,066
        Prepaid expense                              --           (5,000)          --
        Inventory                                   5,796         (5,796)      (273,706)
        Other current assets                      (15,519)        12,015         (4,973)
        Other assets                             (171,305)        (4,256)       148,991
     Increase (decrease) in:
        Accounts payable                          144,627       (333,727)       203,642
        Accrued expenses                         (122,028)      (166,999)       594,670
                                              -----------    -----------    -----------

Net cash used in operating activities          (3,764,541)    (2,493,360)    (1,376,186)
                                              -----------    -----------    -----------

Cash flows used in investing activities:
     Purchase of equipment                       (172,385)      (685,345)    (1,033,298)
                                              -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of asset                      500           --             --
     Proceeds from common stock issuance        2,283,712        210,000      2,154,165
     Repayment of capital lease payable           (45,293)       (45,121)       (19,761)
     Dividends on preferred shares                   --             --              (46)
                                              -----------    -----------    -----------

Net cash provided by financing activities       2,238,919        164,879      2,134,358
                                              -----------    -----------    -----------

Net decrease in cash and cash
  equivalents                                  (1,698,007)    (3,013,826)      (275,126)

Cash and cash equivalents, beginning            2,207,328      5,221,154      5,496,280
                                              -----------    -----------    -----------

Cash and cash equivalents, ending             $   509,321    $ 2,207,328    $ 5,221,154
                                              ===========    ===========    ===========


          The accompanying notes are an integral part of the financial statements

                                           F-5

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


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

Management Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 2002, 2001 and 2000, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the fiscal 2002, 2001, and fiscal 2000 financial statements to conform to the presentation used in the fiscal 2002 financial statements. The reclassifications had no effect on shareholders' equity or net losses as previously reported.


                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The primary investments will be high quality commercial paper, U.S. Treasury Notes, and T-Bills.
Regarding supplementary cash flows information, income taxes paid were $13,548 for the year ended October 31, 2002, $27,788 for the year ended October 31, 2001, and $18,333 for the year ended October 31, 2000. Interest paid for the three years ended October 2002 was $12,762, $15,126 and $5,128 respectively. The
Company also had the following non-cash transactions:

                                               2002
                                               ----
                                                                             Shares      Amount

Common shares issued for services rendered in 2002                            4,200    $   15,624
Common shares issued for 401(k) match                                        40,180        85,178
Series A convertible preferred shares converted to common shares             14,087       140,867
Equipment acquired through capital lease                                       --          25,539


                                               2001
                                               ----
                                                                              Shares      Amount

Common shares issued for services rendered in 2001                            8,050    $   29,987
Common shares issued for 401(k) match                                        15,450        68,941
Series A convertible preferred shares converted to common shares            477,150     4,423,877
Equipment acquired through capital lease                                       --          90,208
Accrued dividends on the preferred stock                                       --           3,170
Shares returned and cancelled in 2001                                       (35,000)         --


                                               2000
                                               ----
                                                                             Shares      Amount

Common shares issued for services rendered in 2000                           14,918    $  136,338
Common shares issued for 401(k) match                                         2,106        23,513
Series A convertible preferred shares converted to common shares            243,890     2,234,032
Accretion of dividends associated with the issuance of the convertible
    preferred shares                                                           --       1,742,445
Equipment acquired through capital lease                                       --          41,118
Accrued dividends on the preferred stock                                       --          33,485


                                               F-7

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


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

Other Assets
------------

Other assets consist of security deposits on office leases and utility deposits in 2002, 2001 and 2000. In addition we have incurred $174,305 of project costs related to two specific projects we are currently undertaking. Upon completion of these projects our investments in them will be accounted for under the equity method.

Income Taxes
------------

Income taxes consist of State taxes on capital. The Company has net operating loss carry-forwards of approximately $11.7 million expiring in various years through 2022. The deferred tax asset arising from the carry-forwards has been fully reserved against, since the likelihood of realization cannot be determined.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Company has 2,783,907 potential common shares, 2,091,009 potential common shares, and 2,799,249 potential common shares in 2002, 2001, and 2000, respectively that were not used in the computation of diluted earnings per share because they would have been anti-dilutive for each of the three years ended October 31, 2002, 2001 and 2000. The Company will issue an additional 199,171 common shares when all the preferred shares are converted. In addition, an additional 882,353 common shares were issued as a result of a recent private placement completed on January 14, 2003.

Off Balance Sheet Risk
----------------------

The Company had more than $100,000 in a single bank during the year. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. However, management does monitor the financial condition of the institution where these funds are invested.

Note 2 - Inventory:
------------------

Inventory consists of the following at October 31, 2002
and October 31, 2001:                                    2002            2001
                                                         ----            ----

     Raw materials                                     $145,000        $145,000
     Work in process                                    128,706         134,502
                                                       --------        --------

     Total inventory                                   $273,706        $279,502
                                                       ========        ========

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


Note 3 - Property, Plant and Equipment:
--------------------------------------

Equipment is summarized by major classifications as follows:

                                                            2002         2001

Computer equipment                                       $  123,007   $   96,181
Demonstration equipment                                   1,742,347    1,595,119
Furniture and fixtures                                      167,580      162,717
Vehicles                                                       --         14,002
Leasehold improvements                                      108,096       95,088
                                                         ----------   ----------
                                                          2,141,030    1,963,107
Less: accumulated depreciation                              393,452      211,732
                                                         ----------   ----------
                                                          1,747,578    1,751,375
Cost of demonstration equipment being manufactured           46,489       40,488
                                                         ----------   ----------

Total property, plant and equipment                      $1,794,067   $1,791,863
                                                         ==========   ==========

Note 4 - Operating Lease:
------------------------

The Company leases its offices in Wilton and its showroom and manufacturing facilities in Bristol, Connecticut, under lease agreements that expire in December 2004 and October 2005. Rental expense for the years ended October 31, 2002, 2001 and 2000, were $269,418, $216,756, and $163,042, respectively. There is an option for the Company to extend the Wilton, Connecticut lease for a five year term with the Landlord having the option to cancel after two years. Annual non-cancelable rent payments for the next three years are as follows:

                   October 31,
                   -----------
                      2003                  $ 278,472
                      2004                    282,720
                      2005                     95,580

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


Note 5 - Stockholders' Equity:
-----------------------------

Common Stock
------------

During 2002 the Company completed a private placement of its securities pursuant to which we issued 927,969 shares of its unregistered common stock at $2.60 per share, resulting in aggregate net proceeds of $2,283,712 after commissions of $59,850 and expenses of $69,158. In August 2002 the Company completed a registration statement in which all of the shares and the warrants attached became effective.

Preferred Stock
---------------

During 1999 the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. On September 15, 2002 the Company sent a notice to the preferred shareholders announcing the remaining 35,655 preferred shares are to be converted at a $1.81 per share as mandated by the offering agreement, this conversion represents 199,171 common shares. Common shares outstanding as of October 31, 2002 do not reflect the preferred shares converted. During the year ended October 31, 2002, 14,087 preferred shares were converted to common shares compared to 477,150 preferred shares converted during the year ended October 31, 2001.

Warrants
--------

In conjunction with the private placement in 2002 the Company issued one common stock warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock on the NASDAQ Small Cap Market based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.34.

In conjunction with the issuance of the preferred stock in 2000 the Company issued Warrants to purchase 396,464 shares of common stock at a price of $15.00 per share. These Warrants were set to expire on August 1, 2002 however the price of the stock did not exceed $15.00 per share and the expiration was extended to August 31, 2004.

In June 2000 the Company issued to the Connecticut Development Authority (CDA) Warrants to purchase 433,268 shares of our common stock at $7.00 per share. Since June 2000 CDA has purchased a total of 45,000 common shares at $7.00 per share, and for the year ended October 31, 2002 no CDA Warrants were exercised. The remaining CDA Warrants have since expired. The CDA Warrants provide for a limit on the shares of common stock that can be sold upon exercise of the CDA Warrants during any five day period equal to 7.0% of the average weekly reported trading volume of the common stock during the four calendar weeks preceding the date of sale. In addition if on or before July 1, 2002 the holder publicly sells any shares of our common stock at a price per share less than $7.00, we shall pay the holder an amount equal to his realized loss in cash or, at our discretion, in shares of our common stock valued at the current market price at the time of payment or in any combination of cash and shares. If we have paid the holder on account of a realized loss and later, but not later than July 1, 2002, the holder publicly sells additional shares at a price per share greater than $7.00, the holder shall promptly repay to us an amount equal to the lesser of (1) the amount by which the aggregate proceeds from such sale exceeds $7.00 and (2) the total realized loss previously paid by us to the holder. The repayment to us may be made in cash or in shares of common stock valued at the current market price at the time of repayment or in any combination of cash and shares.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


Note 6 - Non-qualifying Stock Option Plan:
-----------------------------------------

1995 Stock Option Plan
----------------------

In November 1995, the Company registered 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2002 and 2001, the Company issued 10,000 and 297,500 stock options, respectively. The options have an exercise price of $3.38 and $5.63 per share, respectively. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of October 31, 2002, 8,089 options have not been granted.

Options outstanding - 1995 Plan

Options outstanding, October 31, 1998                            --
Options granted in 1999                                        20,000
                                                           ----------
Options outstanding, October 31, 1999                          20,000
Options granted in 2000                                       895,000
Options exercised in 2000                                     (10,000)
Options cancelled in 2000                                       (5000)
                                                           ----------
Options outstanding, October 31, 2000                         900,000
Options granted in 2001                                       297,500
                                                           ----------
Options outstanding, October 31, 2001                       1,197,500
                                                           ==========
Options granted in 2002                                        10,000
                                                           ----------
Options outstanding October 31, 2002                        1,207,500
                                                           ==========

2000 Stock Option Plan
----------------------

Options outstanding - 2000 Plan

Options outstanding, October 31, 2000                               0
Options granted in 2002                                       277,000
Options cancelled in 2002                                      (5,000)
                                                           ----------
Options outstanding, October 31, 2002                         272,000
                                                           ==========

Our 2000 Stock Option Plan was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The plan authorizes the issuance of up to 1,000,000 shares of our common stock. During the year ended October 31, 2002, 277,000 options have been granted at an average exercise price of $2.04 per share and 5,000 options have been cancelled. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of October 31, 2002, 728,000 options are available to be granted.

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

The Stock Options in January 2000, the Company established the 2000 Stock Compensation Plan (the 2000 Plan), which replaced the 1995 Stock Compensation Plan (the 1995 Plan).

The 2000 Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No incentive stock options may be granted on or after February 1, 2010, nor shall such options remain valid beyond ten years following the date of grant.

The total number of shares of stock reserved and available for distribution under the 2000 Plan originally was 1,000,000 shares, a maximum of 1,000,000 of which may be issued as incentive stock options.

At October 31, 2002, there were 736,089 shares reserved for outstanding options under all plans and 728,000 shares available for granting of options under the 2000 Plan.

In fiscal 2002, and 2001, the Company granted 287,000, and 297,500 options, respectively, to its employees, directors, and outside consultant. Fiscal 2001 options were granted under the 1995 Plan. Fiscal 2002 options were granted under the 2000 Plan and 1995 Plan. Fifty percent of these options vest at the time of the grant and the other 50% will vest six months after date of grant and expire not more than ten years from date of grant.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


Note 6 - Non-qualifying Stock Option Plan:  (Continued)
-----------------------------------------

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

Note 7 - Major Customers:
------------------------

All of our revenues were derived from two major customers in 2002; All of the revenues were derived from on major customer in 2001, while approximately 87 percent of revenues were derived from three major customers in 2000.

Note 8 - Capital Lease Payable:
------------------------------

The Company has entered into capital lease obligations for computer, capital equipment, and telephone equipment. The terms of the leases range from 36 to 48 months, with principal and interest due in monthly installments aggregating $4,749 at rates ranging from zero to 27.45%. The equipment was capitalized at $139,906 and is being depreciated over five to fifteen years. Depreciation expense for 2002 was $15,306 and accumulated depreciation at October 31, 2002, is $27,048.

              Total remaining lease payments:
                    2003                                $  51,485
                    2004                                   16,130
                    2005                                    2,831
                                                        ---------
                                                           70,446
              Less: unamortized interest                    7,981
                                                        ---------
                                                           62,465
              Less:  current portion                       44,885
                                                        ---------
                                                        $  17,580
                                                        =========

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


Note 9 - Fair Value of Financial Instruments:

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

                                   Carrying          Estimated
                                    Amount           Fair Value

ASSETS:
     Cash                         $  509,321         $ 509,321
     Accounts receivable             290,000           290,000

LIABILITIES:
     Accounts payable                260,116           260,116
     Capital lease payable            62,465            62,465
     Accrued expenses                421,221           421,221

Note 10 - Commitments:
---------------------

The Company has entered into employment agreements with three of its executives. Two of the agreements are for a term of four years, and one is for three years. The agreements provide for salaries ranging from $140,000 to $185,000 and will allow for annual increases based upon performance reviews. Two of the agreements require the Company to grant each executive no less than 10,000 common stock options each year. In the event of a change in control of the Company the agreements provide the executives with severance benefits that include: a lump sum payment of 150% of the amount the executive would have earned if he had received his salary payments through the expiration date of this agreement; an additional lump sum payment of $250,000; an immediate vesting of all options awarded to the executive as part of this agreement; an immediate right to sell the shares obtained through the exercise of those options without restriction as to dates, times or amounts, immediate vesting and transfer of ownership of all life insurance policies, and life and health benefits, including supplemental, vision and dental benefits if applicable, in an equal or better plan than the one currently provided to the executive and his family by the Company for a period of three years from the date of termination or constructive termination. In the event any payment or benefit received, or to be received, by the executive in connection with the termination of his employment, whether pursuant to his agreement or otherwise, is determined to be an excess parachute payment as defined in the Internal Revenue Code, and thus subject to the 20 percent Federal Excise tax, the amount of the benefits payable under his Agreement will be reduced until they are no longer subject to such tax.

Note 11 - Employee Benefit Plan:
-------------------------------

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended October 31, 2002 were $85,178, $68,941, and $23,573 for the years ended October 31, 2002, 2001, 2000 respectively. These contributions were paid through the issuance of 40,180, 15,450 and 2,106 shares of our common stock respectively.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2002, 2001 and 2000


Note 12 - Research and Development Costs:
----------------------------------------

Research and development costs are charged to operations when incurred. The amounts charged were $160,785 in 2002, $151,167 in 2001 and $74,534 in 2000.

Note 13 - Subsequent Events:
---------------------------

On January 14, 2003 we completed a sole source private placement of our securities we raised $700,000 after commission and expenses and issued 882,353 shares of our unregistered common stock at $.85 per share. We also issued one common stock purchase warrant for each share of common stock purchased, exercisable at a price equal of $1.80 per share, expiring in January 2006, provided the common stock is trading at $1.80 per share at that time. If the stock is below the $1.80 per share the Company has agreed to extend the period for up to two consecutive years.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
-------------------------------------------------------------------------

(a)  (1)  Financial Statements
          --------------------

          The financial statements are listed below and included under Item 8, are filed as part of this report.

          Report of Independent Auditors

          Consolidated balance sheet at October 31, 2002 and October 31, 2001

          Consolidated statement of operations for each of the three years in the period ended October 31, 2002

          Consolidated statement of changes in stockholder's equity for each of the three years in the period ended October 31, 2002

          Consolidated statement of cash flows for each of the three years ended October 31, 2002

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

(b)       Reports on Form 8-K

          On October 25, 2002, a form 8-K was filed with respect to announcing the addition of Richard M. Messina as a Board of Director.

(c)       Exhibits

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

          (4)(c) Form of Warrant Agreement*

          (4)(d) Stock Subscription Warrant dated December 29, 1998 between the Company and the Connecticut Development Authority ("CDA")**

          (4)(e) Amendment to Stock Subscription Warrant dated March 31, 1999 between the Company and CDA**

          (4)(f) Second Amendment to Stock Subscription Warrant dated June 15, 2000 between the Company and CDA**

          (4)(g) Form of Warrant Agreement dated March 25, 2002 ******

          (4)(h) Form of 2000 Stock Option Plan*******

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

          (10)(l) Form of Distributor Agreement**

          (10)(m) Patent License Agreement dated November 9, 1998 between the Company and Rollan C. Swanson M.D. and Eleonora Swanson.**

          (10)(n) License of Technology Agreement dated November 29, 1999 between the Company and Media and Process Technology Inc.**

          (10)(o) Employment Agreement dated November 1, 2000 between the Company and Joseph F. Klimek ****

          (10)(p) Employment Agreement dated November 1, 2000 between the Company and Kevin M. Black ****

          (10)(q) Employment Agreement dated November 1, 2000 between the Company and Robert L. DeRochie ****

          (10)(r) Lease Agreement dated September 30, 2000 between the Company and the Century Drive, LLC*****

          (10)(s) Lease Agreement dated July 16, 2001 between the Company and the Gaski Leasing Company*****

          (10)(t) Strategic Alliance Agreement dated June 30, 2001 between the Company and Hydro-Chem Company ******

          (10)(u) Lease Agreement dated July 20, 2001 between the Company and the Gaski Leasing Company, LLC******

          (10)(v) Joint Development Agreement dated December 19, 2001 between the Company and ViTech Enterprises Inc. ******

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

21.       Subsidiaries of the registrant
          ------------------------------

          Startech Corporation, a Colorado corporation doing business under the name of Startech Corporation ****

23.       Consent of experts and counsel
          ------------------------------

          The Consent of Kostin, Ruffkess & Company, LLC dated December 15, 2001
          ********

          ******** Filed herewith

          ******* Filed with the Registration Statement of Form S-8 on October 31, 2002 Commission File No. 333-

          ****** Filed with the Registration Statement on Form S-1 on July 17, 2002, Commission File No. 333-96885

          ***** Filed with Annual Report on Form 10-K for 2001, filed on January 25, 2002.


          **** Filed with Annual Report on Form 10-K for 2000, filed on January 25, 2001.

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

          ** Filed with Amendment No 1. to the Registration Statement on Form S-1 filed on July 7, 2000, Commission File No. 333-35786

          * Filed with the Registration Statement on Form S-1 on April 27, 2000, Commission File No. 333-35786


               Exhibit 99.1: Certification by the CEO (annexed hereto)

               Exhibit 99.2: Certification by the Principal Financial Officer (annexed hereto)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of January, 2003.



                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)


                                            BY:  /s/  Joseph S. Klimek
                                               --------------------------------
                                                      Joseph S. Klimek
                                                      Chief Executive Officer
                                                      President



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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 24th day of January 2003.

SIGNATURES                        TITLE                         DATE
----------                        -----                         ----

/s/  Joseph S. Klimek             Chief Executive Officer
------------------------          and President                 January 24, 2003
     Joseph S. Klimek

/s/  Kevin M. Black               Sr. Vice President,
------------------------          General Counsel,
     Kevin M. Black               Secretary and Director        January 24, 2003

/s/  Brendan J. Kennedy           Director                      January 24, 2003
------------------------
     Brendan J. Kennedy

/s/  Joseph F. Longo              Director                      January 24, 2003
------------------------
     Joseph F. Longo

/s/  Richard M. Messina           Director                      January 24, 2003
------------------------
     Richard M. Messina

/s/  Raymond J. Clark             Director                      January 24, 2003
------------------------
     Raymond J. Clark

                                 CERTIFICATIONS

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley
Act.

I, Joseph S. Klimek certify that:

     1. I have reviewed this annual report on Form 10-K of Startech Environmental Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10-K. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

     In meeting my responsibility for the reliability of the consolidated financial statements, I depend on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: January 24, 2003

/s/  Joseph S. Klimek
-------------------------
     Joseph S. Klimek
     President and Chief Executive Officer

                                 CERTIFICATIONS

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley
Act.

I, Robert DeRochie certify that:

     1. I have reviewed this annual report on Form 10-K of Startech Environmental Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     I am responsible for preparing the Company's consolidated financial statements and the other information that appears in this Form 10-K. I believe that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

     In meeting my responsibility for the reliability of the consolidated financial statements, I depend on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Date: January 24, 2003

/s/  Robert L. DeRochie
------------------------
     Robert L. DeRochie
     Chief Financial Officer &
     Vice President, Investor Relations