Form 10-Q
period 2003-01-31
STARTECH ENVIRONMENTAL CORP
filed 2003-03-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

                                 YES [X] NO [ ]

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

         Title of each class                 Outstanding at March 12, 2003
         -------------------                 -----------------------------
     Common Stock - No Par Value                      11,323,302

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   Financial Statements

          Consolidated Balance sheets - January 31, 2003 (unaudited) and      3
          October 31, 2002

          Consolidated Statements of operations for the three months ended    4
          January 31, 2003 and 2002 (unaudited)

          Consolidated Statements of cash flows for the three months ended    5
          January 31, 2003 and 2002 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)            6-7

Item 2.   Management's Discussion and Analysis of Financial Condition      8-13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure about Market Risk          13

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceeding                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                   14

          Signatures                                                         15


                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------
                                       ITEM 1. FINANCIAL STATEMENTS
                                    STARTECH ENVIRONMENTAL CORPORATION
                                       CONSOLIDATED BALANCE SHEETS


                                                                               (unaudited)       (audited)
                                                                               January 31,     October 31,
                                                                                      2003            2002
                                                                              ------------    ------------
ASSETS
                                  Current assets:
         Cash and Cash Equivalents ........................................   $    344,204    $    509,321
         Accounts receivable ..............................................              0         290,000
         Inventory ........................................................        307,486         273,706
         Prepaid Expenses .................................................          5,000           5,000
         Other current assets .............................................         12,650          17,380
                                                                              ------------    ------------


                  Total current assets ....................................        669,340       1,095,407

         Property and equipment, net ......................................      1,747,270       1,794,067

         Other assets .....................................................        254,300         248,756
                                                                              ------------    ------------

                  Total assets ............................................   $  2,670,910    $  3,138,230
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
                               Current liabilities:
         Accounts payable .................................................   $    179,236    $    260,116
         Capital lease - short-term .......................................         39,741          44,885
         Other accrued expenses ...........................................        467,454         421,221
                                                                              ------------    ------------
                  Total Current liabilities ...............................        700,740         726,222

                               Long-term liability:
         Capital lease payable  net of current portion ....................         14,308          17,580
                                                                              ------------    ------------

                  Total liabilities .......................................        692,572         743,802
                                                                              ------------    ------------

Stockholders' equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 13,539 at January 31, 2003, (aggregate liquidation preference of $135,393); 35,655 (aggregate liquidation
         preference of 356,990) at October 31, 2002 .......................        135,393         356,553
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 11,323,302 January 31, 2003
         and 10,293,392 at October 31, 2002 ...............................     15,748,713      14,790,453
         Additional paid-in capital .......................................      1,742,745       1,742,745
         Accumulated deficit ..............................................    (15,506,680)    (14,495,324)
                                                                              ------------    ------------
                                                                                 2,120,171       2,394,427
         Less Subscription receivable .....................................       (150,000)              0
                                                                              ------------    ------------
         Total stockholders' equity .......................................      1,970,171       2,394,427
                                                                              ------------    ------------
                  Total liabilities and stockholders' equity ..............   $  2,670,910    $  3,138,230
                                                                              ============    ============


                        See accompanying notes to consolidated financial statements


                          STARTECH ENVIRONMENTAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)


                                                Three Months Ended   Three Months Ended
                                                  January 31, 2003     January 31, 2002
                                                  ----------------     ----------------

Revenue ........................................      $          0         $    116,205

Cost of sales ..................................            83,306               71,973
                                                      ------------         ------------

Gross Profit ...................................           (83,306)              44,232
                                                      ------------         ------------

Operating expenses
         Selling expense .......................           201,980              210,174
         Research and Development ..............            72,161               50,444
         General and administrative expense ....           647,053              677,403
                                                      ------------         ------------

Total operating expense ........................           921,194              938,021
                                                      ------------         ------------

Loss from operations ...........................        (1,004,500)            (893,789)
                                                      ------------         ------------

Other income (expense):
Other income ...................................            (1,371)                   0
Interest income ................................             1,330               10,319
Gain/Loss on sale of asset .....................               193                    0
Interest expense ...............................            (2,346)                   0
                                                      ------------         ------------
Total other income .............................            (2,194)              10,319
                                                      ------------         ------------



Loss before Income Taxes .......................        (1,006,694)            (883,470)
                                                      ------------         ------------

Income tax expense .............................             4,663               (1,693)
                                                      ------------         ------------

Net loss .......................................      $ (1,011,357)        $   (881,777)
                                                      ============         ============

Net loss .......................................      $ (1,011,357)        $   (881,777)
Less: preferred dividends ......................                 0                8,409
                                                      ------------         ------------
Loss attributable to common shareholders .......      $ (1,011,357)        $   (890,186)
                                                      ============         ============

Net loss per share .............................      $      (0.10)        $      (0.10)
                                                      ============         ============

Weighted average common
shares outstanding .............................        10,477,453            9,287,877
                                                      ============         ============


           See accompanying notes to these consolidated financial statements


                                STARTECH ENVIRONMENTAL CORPORATION
                                      STATEMENT OF CASH FLOWS
                                            (UNAUDITED)


                                                           Three Months Ended   Three Months Ended
                                                             January 31, 2003     January 31, 2002
                                                             ----------------     ----------------

Cash flows from operating activities:
Net loss ................................................         $(1,011,357)         $  (881,777)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ............................................              48,758               45,893
401K plan match made by the issuance of shares ..........              20,572               18,777
Gain on sale of asset ...................................                (193)                   0
(Increase) decrease in accounts receivable ..............             290,000              (57,205)
(Increase) decrease in inventory ........................             (33,780)               5,036
(Increase) decrease in other current assets .............               4,730              (32,251)
(Increase) decrease in other assets .....................              (5,544)               1,200
Increase (decrease) in accounts payable .................             (80,880)             (25,679)
Increase (decrease) in customer deposits ................                   0                    0
Increase (decrease) in accrued expense ..................              51,261             (191,492)
                                                                  -----------          -----------

Net cash used in operating activities ...................            (716,433)          (1,117,498)
                                                                  -----------          -----------

Cash flows used in investing activities:
Capital expenditures ....................................              (3,749)             (27,465)
                                                                  -----------          -----------

Cash flows from financing activities:
Payment for capital leases ..............................             (12,027)              (9,977)
Proceeds from sale of assets ............................               5,593                    0
Proceeds from common stock issuance .....................             561,499                    0
                                                                  -----------          -----------


Net cash provided by financing activities ...............             555,065               (9,977)
                                                                  -----------          -----------

Net increase (decrease) in cash .........................            (165,117)          (1,154,940)
Cash at beginning of period .............................             509,321            2,207,328
                                                                  -----------          -----------

Cash and cash equivalents at end of period ..............         $   344,204          $ 1,052,388
                                                                  ===========          ===========
Supplemental Disclosure- Taxes Paid .....................               4,663               (1,693)
                                                                  ===========          ===========


                    See accompanying notes to consolidated financial statements

                                                 5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the three months ended January 31, 2003 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2002 which are included in the Company's annual report on form 10-K for the period ended October 31, 2002.

Note 1. Capital Lease Obligation:

The Company has entered into capital lease obligations for computer, telephone, and capital equipment. The term of the leases range from 24 to 48 months, with principal and interest due in aggregate monthly installments of $4,873 at interest rates ranging from 0.0% to 27.5%. The equipment was capitalized at $127,078 and is being depreciated over five to fifteen years. Depreciation expense for the three months ended January 31, 2003 was $3,490.

Note 2. Equity Transactions

The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share at January 31 of each period indicated (shares in millions):

                                                  THREE MONTHS ENDED JANUARY 31,
                                                      2003              2002
                                                      ----              ----
Number of common shares outstanding at end
of period......................................       11.3               9.3
Effect of using weighted average common shares
outstanding....................................        0.9                 0

Basic common shares outstanding................       10.4               9.3
Dilutive effect of common stock options and
warrants.......................................         .0                .0
                                                      ----              ----

Diluted common shares outstanding..............       10.4               9.3


For the three months ended January 31, 2003 and January 31, 2002, the effect of the Company's common stock options and warrants and convertible preferred stock are excluded from the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At January 31, 2003, there were approximately 14.8 million shares of common stock potentially issuable with respect to stock options, warrants and convertible preferred, which could dilute basic earnings per share in the future.


Note 3. Cash Flow

During the three months ended January 31, 2003 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.


Three months ended January 31, 2003 and 2002                   January 31, 2003    January 31, 2002
--------------------------------------------                   ----------------    ----------------
Preferred stock dividend                                                      0               8,409
Series A convertible preferred shares converted to common shares        221,160               5,000
Accrued Preferred Dividends                                                   0               3,170
401k Plan Match                                                          25,187              18,777
Property & Equipment acquired under capital lease                         3,612                   0


Note 4. Interim Financial Information (Unaudited)

The interim financial statements of the Company for the three months ended January 31, 2003 and 2002, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5. Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 6. Employee Benefit Plan

Contributions for the three months ended January 31, 2003 were $25,187, which represents the issuance of approximately 27,083 shares of our common stock.

Note 7. Stock Subscription Receivable

On January 14th we announced a private placement with Paradigm Group LLC. This offering was for an aggregate amount of $750,000 which equaled 882,352 common shares. While the offering officially closed on January 14th part of the proceeds were not received prior to January 31, 2003. Resulting in a note receivable in the amount of $150,000. As of March 14, 2003 the Company has received $45,621 which was applied towards this note receivable.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our core Plasma Converter Technology addresses waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. Our products add value to our customers' business so they can now realize revenue streams from tipping fees, as well as from the sale of resulting commodity products and services.

Since 1995 we have been actively discussing the superiority of plasma over other waste remediation technologies. This ongoing education of the public and government is continuing today. Similar to other new technologies we have been met with varying degrees of resistance. In 2001, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell (TM) hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell(TM) will provide a green and renewable source of hydrogen for power and processing applications. In 2003 this brings significant change and, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational efforts we are now being greeted by a much more receptive marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including waste facility ownership or management. This change was dictated by the needs of our customers and the demands of the marketplace. This change began in January 2002 and continues to be integrated.

Our business model and its market development strategies arise from our goal, which is to change the way the world views and employs discarded materials commonly referred to as waste. We expect to achieve these objectives by strategically marketing a series of products and services emanating from our core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This shifting strategy will be implemented through the use of our enhanced business model that provides for direct sales, build own operate/build own and waste processing transfer projects, joint development projects, engineering services and direct equipment sales with after sales support and service.

Recent Developments
-------------------

Sales and Project Update

Sales and project activities have continued to progress during the first quarter of 2003.

Our signed contracts with two private concerns in Poland, Ekologia and Chempol, continue to move forward. We are working with a dedicated and capable group of people who have the resources and finances to bring these matters forward. We have been to Poland numerous times to speak with all the parties involved, tour the facilities that will house our systems, and negotiate the contracts. These customers are working on their own timeframe and schedule and doing all they can to expedite the funding process. They have worked effectively to receive the support and approval from all the necessary stakeholder groups. We are provided constant updates as they continue to put their financing in place through public and private sources of capital. We have received an initial payment for one of these announced projects, and we are told to expect continued funding for both projects to accelerate over the next 30-45 days.

Our project in Bytom, Poland also continues to move forward. We have been advised that all the necessary site and operational permits to begin the project have been received by the customer. We have signed a contract with the company representing the Polish Municipality of Bytom for a 10 ton-per-day Plasma Converter System(TM).

Our initiative in South Carolina is steadily progressing. The joint development project in South Carolina with ViTech Enterprises is to manufacture and install a 10 ton per day Plasma Converter facility designed to destroy out of date pharmaceutical products. Installing a U.S. based commercial system remains a key component of Startech's marketing strategy. The permitting cycle has been initiated and ViTech continues to work towards issuance with the South Carolina authorities.

In addition to Poland and South Carolina there is good reason to believe we will be able to close at least one or two additional sales over the next sixty days. These sales are based out of Australia and Japan. A site-specific Environmental Impact Assessment (EIA) is still underway in South Africa. In support of the Environmental Impact Assessment (EIA) we recently delivered the result of an independent third party test program that examined emission gas compositions for processing surrogate medical waste. These results were superior to both European Union Standards and US Standards.

On January 8, 2003 we were notified by a firm representing Eico Systems Corporation that Eico had filed Civil Rehabilitation under Japan's Civil Rehabilitation Law. We had been attempting for the previous month to establish a timetable with Eico regarding system turn-on and commercial operation but had not received confirmatory responses. As previously announced, the Plasma Converter System installed in Japan is operationally ready to process 5 tons per day of hazardous incinerator ash. One of the circumstances that is outside our control is the Eico Systems Corporation's ongoing corporate restructuring. Our first commercial plasma converter is awaiting full scale operation. We have had excellent dialogue with the management of Eico and we believe we are nearing an agreed upon plan to achieve the long awaited operation of our ash processing system. The entire system has been delivered and will begin to operate as soon as the customer is ready to proceed. Based upon recent discussions which we had in Japan with the president of Eiko we expect this to occur within the next sixty days.

In addition to the specific projects and countries referred to above we continue to pursue and/or support international opportunities in Canada, China, Philippines, South Africa, Italy, Ireland, Japan, and others.

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

Results of Operations
---------------------

Comparison of three months ended January 31, 2003 and 2002

Revenues. Our total revenues were $ 0 for the three months ended January 31, 2003, as compared to $116,205 for the same period in 2002. Until our product matures and is readily accepted in the marketplace we will continue to experience volatility in our revenues.

Gross Profit. Our gross loss was $83,306 for the three months ended January 31, 2003 compared to a profit of 44,232 in the same period in 2002, an decrease of $127,538. Our gross margins were negatively impacted as a result of expenses related to the systemization and optimization of the Eico system in Japan.

General and Administrative Expenses. Our general and administrative expenses for the three months ended January 31, 2003 were $647,053 compared to 677,403 for the same period in 2002, an decrease of $30,350 or 4.4%, from the same period in 2002. This decrease is related to focusing some of our personnel resources on the continued development of our products which were categorized in the Research and Development accounts. This adjustment was reflected in the research and development expense category.

Research and Development Expenses. Our research and development expenses for the three months ended January 31, 2003 were $72,161 an increase $21,717 or 43.1%, from the same period in 2002. This increase is related to focusing some of our personnel resources on the continued development of our products as well as research and development improvements and upgrades relative to our Bristol demonstration facility.

Selling Expenses. Our selling expenses for the three months ended January 31, 2003 were $201,980 an decrease of $8,194 or 3.9%, for the same period in 2002. Selling expenses decreased as a result of reduced reliance on outside consultants and reduced printing expenses.

Interest Income. Our interest income for the three months ended January 31, 2003 was $1,330, as compared to $10,319 in the same period in 2002 a decrease of 87.1%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the three months ended January 31, 2003 corporate income taxes paid were $4,663 as compared to tax refund of $1,693 in the same period 2002. This payment was related to an estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability. We have loss carry forwards of $12.7 million to offset against any future profits.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2003, we had cash and cash equivalents of $344,204 and a negative working capital of $31,400. During the three months ended January 31, 2003, our cash decreased by $165,117.

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

                           Part II - Other Information

ITEM 1. Legal Proceeding

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, CT by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association. On January 6, 2003 a temporary injunction was granted to Startech to stop the arbitration process and conduct a hearing as to whether a permanent injunction should be granted to enjoin the arbitration proceeding from continuing. A hearing was held for this purpose on February 24, 2003. However no final determination was made as the moving party requested a continuance. There are no other pending legal, regulatory or administrative matters to which we are a party.


ITEM 6. Exhibits and Reports on Form 8-K

     Exhibit 99.1: Certification by the CEO (annexed hereto)

     Exhibit 99.2: Certification by the Principal Financial Officer (annexed hereto)

     Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2003.


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

Date: March 14, 2003

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

Date: March 14, 2003

/s/ Robert L. DeRochie
-------------------------
Robert L. DeRochie
Chief Financial Officer &
Vice President, Investor Relations