Form 10-Q
period 2003-04-30
STARTECH ENVIRONMENTAL CORP
filed 2003-06-20
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

                                YES X   NO ___

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

         Title of each class                     Outstanding at June 12, 2003
         -------------------                     ----------------------------

     Common Stock - No Par Value                           11,544,454

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   Financial Statements

          Consolidated Balance sheets - April 30, 2003 (unaudited)          3
          and October 31, 2002

          Consolidated Statements of operations for the three               4
          months and six months ended April 30, 2003 and 2002
          (unaudited)

          Consolidated Statements of cash flows for the six months          5
          ended April 30, 2003 and 2002 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)           6-7

Item 2.   Management's Discussion and Analysis of Financial               8-15
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure about Market Risk         15

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceeding                                                  15
Item 4.   Submission of Matters to a Vote of Security Holders               16
Item 6.   Exhibits and Reports on Form 8-K                                  16

          Signatures                                                        17


                                        PART I - FINANCIAL INFORMATION
                                        ------------------------------
                                         ITEM 1. FINANCIAL STATEMENTS
                                      STARTECH ENVIRONMENTAL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS



                                                                                   (unaudited)      (audited)
                                                                                     April 30,     October 31,
                                                                                       2003            2002
                                                                                   ------------    ------------
ASSETS
                                  Current assets:
         Cash and Cash Equivalents .............................................   $    367,527    $    509,321
         Accounts receivable ...................................................              0         290,000
         Inventory .............................................................        318,798         273,706
         Prepaid Expenses ......................................................         15,000           5,000
         Other current assets ..................................................         13,023          17,380
                                                                                   ------------    ------------


                  Total current assets .........................................        714,348       1,095,407

         Property and equipment, net ...........................................      1,701,044       1,794,067

         Other assets ..........................................................        254,300         248,756
                                                                                   ------------    ------------

                  Total assets .................................................   $  2,669,692    $  3,138,230
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
                               Current liabilities:
         Accounts payable ......................................................   $    220,825    $    260,116
         Capital lease - short-term ............................................         32,310          44,885
         Customer Deposits .....................................................        561,000         120,000
         Other accrued expenses ................................................        189,287         301,221
                                                                                   ------------    ------------
                  Total Current liabilities ....................................      1,003,422         726,222
                               Long-term liability:
         Capital lease payable  net of current portion .........................         10,352          17,580
                                                                                   ------------    ------------

                  Total liabilities ............................................      1,013,774         743,802
                                                                                   ------------    ------------

Stockholders' equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 5,773 at April 30, 2003, (aggregate liquidation preference of $57,730); 35,655 (aggregate liquidation preference of
         356,990) at October 31, 2002 ..........................................         57,733         356,553
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 11,527,816 at April 30, 2003
         and 10,293,392 at October 31, 2002 ....................................     15,976,594      14,790,453
         Additional paid-in capital ............................................      1,742,745       1,742,745
         Accumulated deficit ...................................................    (16,064,275)    (14,495,324)
                                                                                   ------------    ------------
                                                                                      1,712,797       2,394,427
         Less Subscription receivable ..........................................        (56,879)              0
                                                                                   ------------    ------------
         Total stockholders' equity ............................................      1,665,918       2,394,427
                                                                                   ------------    ------------
                  Total liabilities and stockholders' equity ...................   $  2,669,692    $  3,138,230
                                                                                   ============    ============


                          See accompanying notes to consolidated financial statements


                                                STARTECH ENVIRONMENTAL CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)


                                                     Three Months Ended  Three Months Ended    Six Months Ended    Six Months Ended
                                                         April 30, 2003      April 30, 2002      April 30, 2003      April 30, 2002
                                                         --------------      --------------      --------------      --------------

Revenue ............................................       $          0        $     20,266        $          0        $    136,471

Cost of sales ......................................              1,298              84,345              82,007             156,318
                                                           ------------        ------------        ------------        ------------

Gross Loss .........................................             (1,298)            (64,079)            (82,007)            (19,847)
                                                           ------------        ------------        ------------        ------------

Operating expenses
         Selling expense ...........................            200,657             247,472             402,637             457,647
         Research and Development ..................             72,984              32,823             145,146              83,267
         General and administrative expense ........            281,826             721,484             928,879           1,398,887
                                                           ------------        ------------        ------------        ------------

Total operating expense ............................            555,467           1,001,779           1,476,662           1,939,801
                                                           ------------        ------------        ------------        ------------

Loss from operations ...............................           (554,169)         (1,065,858)         (1,558,669)         (1,959,648)
                                                           ------------        ------------        ------------        ------------

Other income (expense):
Other income .......................................                  0                   0              (1,371)                  0
Interest income ....................................                344               3,396               1,675              13,715
Gain/Loss on sale of asset .........................                  0                   0                 193                   0
Interest expense ...................................             (2,003)                  0              (4,350)                  0
                                                           ------------        ------------        ------------        ------------
Total other income .................................             (1,659)              3,396              (3,853)             13,715
                                                           ------------        ------------        ------------        ------------



Loss before Income Taxes ...........................           (555,828)         (1,062,462)         (1,562,522)         (1,945,933)
                                                           ------------        ------------        ------------        ------------

Income tax expense .................................              1,767              10,303               6,430               8,610
                                                           ------------        ------------        ------------        ------------

Net loss ...........................................       $   (557,595)       $ (1,072,765)       $ (1,568,952)       $ (1,954,543)
                                                           ============        ============        ============        ============

Net loss ...........................................       $   (557,595)       $ (1,072,765)       $ (1,568,952)       $ (1,954,543)
Less: preferred dividends ..........................                  0               6,908                   0              15,317
                                                           ------------        ------------        ------------        ------------
Loss attributable to common shareholders ...........       $   (557,595)       $ (1,079,673)       $ (1,568,952)       $ (1,969,860)
                                                           ============        ============        ============        ============

Net loss per share .................................       $      (0.05)       $      (0.11)       $      (0.15)       $      (0.21)
                                                           ============        ============        ============        ============

Weighted average common
shares outstanding .................................         11,408,131           9,850,589          10,477,453           9,449,274
                                                           ============        ============        ============        ============


                                 See accompanying notes to these consolidated financial statements


                                           STARTECH ENVIRONMENTAL CORPORATION
                                                STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                   Six Months Ended   Six Months Ended
                                                                                     April 30, 2003     April 30, 2002
                                                                                     --------------     --------------

Cash flows from operating activities:
Net loss ...........................................................................    $(1,568,952)       $(1,954,543)
Adjustments to reconcile net loss to net cash provided By operating activities:
Depreciation .......................................................................         97,671             94,513
401K plan match made by the issuance of shares .....................................         32,036             40,828
Expenses paid through the issuance of commons stock ................................              0             15,624
Gain on sale of asset ..............................................................           (193)                 0
(Increase) decrease in accounts receivable .........................................        290,000                  0
(Increase) decrease in inventory ...................................................        (45,092)             5,796
(Increase) decrease in other current assets ........................................         (5,643)           (38,856)
(Increase) decrease in other assets ................................................         (5,544)             1,200
Increase (decrease) in accounts payable ............................................        (39,291)           (53,870)
Increase (decrease) in customer deposits ...........................................        441,000            137,500
Increase (decrease) in accrued expense .............................................       (111,934)          (119,143)
                                                                                        -----------        -----------

Net cash used in operating activities ..............................................       (915,942)        (1,870,951)
                                                                                        -----------        -----------

Cash flows used in investing activities:
Capital expenditures ...............................................................         (6,436)           (76,033)
Proceeds from sale of assets .......................................................          5,593                  0
                                                                                        -----------        -----------
Net Cashed used in investing activities ............................................           (843)           (76,033)
                                                                                        -----------        -----------

Cash flows from financing activities:
Payment for capital leases .........................................................        (23,415)           (22,240)
Proceeds from stock subscription receivable ........................................         93,121                  0
Proceeds from common stock issuance ................................................        705,285          2,283,706
                                                                                        -----------        -----------
Net cash provided by financing activities ..........................................        774,991          2,261,466
                                                                                        -----------        -----------

Net increase (decrease) in cash ....................................................       (141,794)           314,482
Cash at beginning of period ........................................................        509,321          2,207,328
                                                                                        -----------        -----------

Cash and cash equivalents at end of period .........................................    $   367,527        $ 2,521,810
                                                                                        ===========        ===========
Supplemental Disclosure- Taxes Paid ................................................         10,303              8,610
                                                                                        ===========        ===========


                               See accompanying notes to consolidated financial statements

                                                            5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the six months ended and three months ended April 30, 2003 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2002 which are included in the Company's annual report on form 10-K for the period ended October 31, 2002.

Note 1.  Capital Lease Obligation:

The Company has entered into capital lease obligations for computer, telephone, and capital equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $4,159 at interest rates ranging from 9.25% to 27.5%. The equipment was capitalized at $122,076 and is being depreciated over five to fifteen years. Depreciation expense for the six months ended April 30, 2003 was $6,775.

Note 2.  Equity Transactions

The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share at April 30 of each period indicated (shares in millions):

                                                THREE MONTHS       SIX MONTHS
                                               ENDED APRIL 30,   ENDED APRIL 30,
                                                2003    2002       2003   2002
                                                ----    ----       ----   ----
Number of common shares outstanding at end of
period........................................  11.5    10.2       11.5   10.2
Effect of using weighted average common shares
outstanding...................................   0.1    (0.4)       1.0   (0.8)

Basic common shares outstanding...............  11.4     9.8       10.5    9.4
Dilutive effect of common stock options and
warrants......................................   0.0     0.2        0.0    0.2
                                                ----    ----       ----   ----

Diluted common shares outstanding.............  11.4    10.0       10.5    9.6

For the six months ended April 30, 2003 and April 30, 2002, the effect of the Company's common stock options and warrants and convertible preferred stock are excluded from the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At April 30, 2003, there were approximately 15.3 million shares of common stock potentially issuable with respect to stock options, warrants and convertible preferred, which could dilute basic earnings per share in the future.

Note 3.  Cash Flow

During the six months ended April 30, 2003 the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.


Six months ended:                              April 30, 2003   April 30, 2002
------------------                             --------------   --------------

Preferred stock dividend                                    0           15,317
Series A convertible preferred shares
 converted to common shares                           298,820          140,426
Accrued Preferred Dividends                                 0            2,761
401k Plan Match                                        32,036           40,828
Property & Equipment acquired under
 capital lease                                          3,612           25.539
Common shares for services rendered                         0           15,624
Stock issued for subscription receivable              150,000                0


Note 4.  Interim Financial Information (Unaudited)

The interim financial statements of the Company for the six months ended April 30, 2003 and 2002, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5.  Revenue Recognition

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 6.  Employee Benefit Plan

Contributions for the three months ended April 30, 2003 were $12,875, which represents the issuance of approximately 10,820 shares of our common stock. Contributions for the six months ended April 30, 2003 were $32,036, which represents the issuance of approximately 37,903 shares of our common stock.

Note 7.  Stock Subscription Receivable

On January 14th we announced a private placement with Paradigm Group LLC. This offering was for an aggregate amount of $750,000 which equaled 882,352 common shares. While the offering officially closed on January 14th part of the proceeds were not received prior to April 30, 2003. Resulting in a note receivable in the amount of $56,879. As of June 14, 2003 the Company has received the remaining balance of the note receivable.

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

Recent Developments

     1. Sales and Project Update

As previously reported we have three (3) signed Purchase Agreements with three
(3) separate and distinct private Polish companies totaling sales of fifteen million seven hundred fifty thousand dollars ($15,750,000.00). The Agreements are with private companies named Ekologia, Sp. Z o.o., Chempol, Sp. Z o.o., and Ekoplazma, Sp. Z o.o. Total down payments that we now expect to be paid by the end of June 2003 equal one million five hundred seventy five thousand dollars ($1,575,000.00). However, we have consistently expected these payments to be made in previous months and can provide no reasonable assurance that such payments will be made as expected. If the payments do begin, the payment schedule then calls for progress payments of an additional two million three hundred sixty two thousand five hundred dollars ($2,362,500.00) within thirty
(30) days of the initial deposits referred to above. The balance of payments are then required in accord with the payment schedule which includes regularly scheduled progress payments at defined manufacturing and delivery milestones. While we understand and appreciate the fact that these payments were expected to begin much earlier, our most recent communications with the entities over the last two weeks indicate the projects are still very viable and funding is expected. The delay in the initial deposits has contributed significantly to the liquidity problem now facing the Company.

The delay in the down payment due on two of the contracts has been the securing of grant money from the Ecofund and the Polish National Environmental Fund. These Funds provide financing support for environmental projects within Poland. We have been informed by the companies and our representative in Poland that both projects met the criteria for a grant and have been formally approved for funding. We have already received a $170,000.00 deposit on the contract from Chempol, and we expect a decision on the amount of the grant and the remaining funding to begin by the end of June. On May 13 we received notification from our representative that Ekologia is negotiating a letter of credit from a Polish bank based upon the approval of their project.

The third contract was signed in Poland on February 3, 2003. The Municipality of Bytom created a dedicated private company to contract for, and operate, the facility on behalf of the Municipality. We have signed the contract with this entity. The financing contingency date of March 15, 2003 has been extended to June 30, 2003 due to a change in control of the operating company and we expect funding to begin in accord with the payment schedule on or before that date. The municipality remains a shareholder in the new company.

On April 16, 2003 we signed a Distributorship with Mihama, Inc. Mihama will market and sell Startech products and services in Japan. The company received a $250,000.00 distributorship fee. In addition to the Distributor price the contract requires that Mihama place an order for no less than a ten (10) ton per day system within sixty (60) days of signing the Distributorship. A further down payment of $250,000 towards the purchase price has also been received and this system will mean an additional sale of approximately $5,500,000.00.

We signed a Joint Development Agreement with Vitech Enterprises on December 19, 2001. The Agreement calls for the two parties to collaborate on a 10 ton per day system in South Carolina to process outdated pharmaceutical products. While the project has received local, county and state support it has been held up by the permitting authority's interpretation of a 1989 EPA opinion letter. Our environmental consultant has informed us that he expects to receive an EPA clarification letter to that opinion that will allow the project to move forward. Once that clarification is received it is our understanding that the necessary approvals to process outdated pharmaceuticals will be granted to Vitech. The result will be a sale of approximately $3,700,000.00. The reason for the reduced sale price is that Startech agreed to provide equipment discounts in return for a 25% equity stake in the project. This equity stake should provide significantly more profit over the long term than would be provided by a one time equipment sale.

In addition to the above referenced signed Development Agreements, we have just completed a test program totaling seventy thousand dollars ($70,000.00). The test program is with Concurrent Technologies Corporation (CTC) to demonstrate the processing of end-of-life-electronics. Payments totaling $56,000.00 have been received. The balance of $14,000.00 is due after the submission of a final test report due on or before June 30, 2003. Representatives from CTC attended and witnessed the test program. The National Defense Center for Environmental Excellence (NDCEE) is a U.S. Department of Defense (DoD) contract operated by Concurrent Technologies Corporation for the development, application and dissemination of advanced environmental technologies. The DoD initiated the Demanufacturing of Electronic Equipment for Reuse and Recycling (DEER2) project to investigate, test and deploy technology upgrades in the public and private sectors. DEER2 is a task under the National Defense Center for Environmental Excellence (NDCEE), to encourage electronic reuse and recycling. More information on this program can be found at http://www.deer2.com/index.html.

We have been supporting a project in South Africa for over two years. The process has been long, but the accomplishments to date have been significant. South Africa has put in place one of the most, if not the most, rigorous hazardous waste site application processes in the world. We were the first technology to apply for and receive a General Technical Assessment (GTA) approval. This process took well over one year from beginning to end. It includes an extended and rigorous public participation segment. Our final submission for a site specific permit was submitted to the government on May 9, 2003 and a Record of Decision (ROD) is required within the next ninety (90) days. By applying for and receiving the GTA approval prior to submitting the plan for a specific site we have eliminated long delays on all future projects that use the Startech technology. Financing for the project is being put in place and has received significant pre-commitments pending the successful outcome of the ROD. The sale for South Africa will be for a 50 ton per day system, consisting of two 25 ton per day systems using some common components, at an approximate sale price of $9,000,000.00. Additionally, we have purchased 40% of the development company in return for some late term project funding we provided. Our ownership percentage will be a much smaller percentage of the final operating company due to the use of leveraged financing to fund the project.

We have also received notice from our representative in China that we have been approved for a 10 ton per day demonstration project for the Shenyang Environmental Protection Bureau to process PCBs and other hazardous chemical wastes. A 10 ton per day system will bring a sale valued at approximately $4,700,000.00.

     2. Actions taken by Joseph F. Longo, shareholder and director

On May 29, 2003 a director and a greater than 10% shareholder of the Company, Joseph F. Longo ("Mr. Longo"), filed an amendment to a previously filed Schedule 13D initially filed in January 2003. The amendment filed on May 29, 2003 indicates that Mr. Longo has requested that the Company call a Special Meeting of Shareholders for July 16, 2003 in order to vote upon a restructuring of the Board of Directors. This document was followed by a preliminary 14A filed on June 11, 2003. Those documents identify Northshore Asset Management as the source of financing for Mr. Longo's activities.

Up until the filing of Mr. Longo's 13D on May 29, 2003 we considered Northshore our most viable funding source and relied upon their representations and made a good-faith counter-proposal to them as late as May 15, 2003. This counter-proposal was based upon NASDAQ's stated position to the Company, articulated by our Listing Agent, who advised us that NASDAQ would only approve a proportional representation on our Board from any funding source, and that Northshore's request for 33% board representation for an approximate investment of 12-14% would not satisfy NASDAQ regulations regarding proportionality. We never received a response from Northshore to our counter-proposal.

The Schedule 13D and 14A filed by Mr. Longo contains many misleading statements. The board of directors worked in good faith directly with Northshore in order to consummate an investment of equity capital. The board continually attempted to find acceptable compromise positions in order to effectuate a mutually agreeable deal. Northshore failed to respond to those attempts by the board and ignored some of the concerns raised by the board surrounding the structure of the deal proposed by Northshore.

The Company was actively pursuing the Northshore deal until the filing of Mr. Longo's Schedule 13D on May 29, 2003. Startech placed substantial reliance on the representations made by Northshore that this investment was already approved subject to some last details. Although the Company was communicating with other funding sources at the time, it substantially relied upon the representations of Northshore that it was prepared to make the deal, and that only a few details needed to be resolved. This loss of time and effort with other funding sources significantly impaired the Company's ability to meet the time requirements imposed by NASDAQ to meet its qualitative listing criteria.

The Startech board of directors has actively sought further detail and information from Mr. Longo's representatives as to its proposal and the financial capability of its funding source. Those negotiations to secure necessary capital to support ongoing operations continue at the present time.

     3. Funding Plan

Despite the set back with Northshore we are currently involved with other financing alternatives that will provide us the capital we need to continue operations and satisfy our shareholder equity needs relative to the pending delisting process. We believe we can possibly raise up to two million dollars ($2,000,000.00) through one of these potential investors. We are currently working with two funding sources, each of which could provide us with the necessary capital, although there is no assurance that either source will close in the time necessary or on terms acceptable to the Company.

Additionally, we will also continue to negotiate, as we have in good faith since October 2002, with Northshore and Mr. Longo in an attempt to bridge the differences between our respective groups and find a solution that is in the best long term interests of the Company and its shareholders. We believe, based upon the communications from Mr. Longo and the information contained within his
Schedule 14A that Northshore is still desirous of making the investment if the appropriate deal can be structured.

We currently have approximately $232,000 in cash as of June 20, 2003 on hand to meet our ongoing expenses until at least July 31, 2003. In order to provide the Company the operating capital it requires for that time period the six highest paid members of management have temporarily agreed to defer all salary payments until further funding is secured or received.

     4. NASDAQ Appeal

On June 5, 2003 the Company appeared before a NASDAQ Appeal Panel relative to its appeal of a NASDAQ staff determination that Startech Environmental Corporation should be delisted from the NASDAQ SmallCap market due to its failure to maintain $2,500,000.00 in shareholders equity. The Company presented its plan to satisfy the shareholder's equity requirement in the near future and the time it needed to implement this plan. While the Panel members gave our executives every opportunity to present all relevant information towards compliance with the quantitative requirements of its listing agreement, there is certainly no guarantee in that regard. The Company has submitted follow up data to the Appeals Panel at this time and will await a decision.

Results of Operations
---------------------

Comparison of three months ended April 30, 2003 and 2002

Revenues. Our total revenues were $ 0 for the three months ended April 30, 2003, as compared to $20,266 for the same period in 2002. Until our product matures and is readily accepted in the marketplace we will continue to experience volatility in our revenues.

Gross Loss. Our gross loss was $1,298 for the three months ended April 30, 2003 compared to a gross loss of $64,079 in the same period in 2002, an decrease of $62,781. Our gross margins were impacted as a result of expenses related to the systemization and optimization of the Eico system in Japan.

General and Administrative Expenses. Our general and administrative expenses for the three months ended April 30, 2003 were $281,826 compared to $721,484 for the same period in 2002, an decrease of $439,658 or 60.9%, from the same period in 2002. This decrease is related to cost measures related to reduced employee benefits and lower operating expenses.

Research and Development Expenses. Our research and development expenses for the three months ended April 30, 2003 were $72,984 an increase $40,161 or 122.4%, from the same period in 2002. This increase is related to focusing additional resources for the continued development of our products as well as improvements and upgrades relative to our anticipated testing program in our Bristol demonstration facility.

Selling Expenses. Our selling expenses for the three months ended April 30, 2003 were $200,657 an decrease of $46,815 or 18.9%, for the same period in 2002. Selling expenses decreased as a result of reduced reliance on outside consultants.

Interest Income. Our interest income for the three months ended April 30, 2003 was $344, as compared to $3,396 in the same period in 2002 a decrease of 89.9%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the three months ended April 30, 2003 corporate income taxes paid were $1,767 as compared to$10,303 in the same period 2002. This payment was related to an estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability.

Comparison of six months ended April 30, 2003 and 2002

Revenues. Our total revenues were $0 for the six months ended April 30, 2003, as compared to $136,471 for the same period in 2002. Until our product matures and is readily accepted in the marketplace we will continue to experience volatility in our revenues.

Gross Loss. Our gross loss was $82,007 for the six months ended April 30, 2003 compared to a gross loss of $19,847 in the same period in 2002, a decrease of $62,160. Our gross margins were negatively impacted as a result of expenses related to the systemization and optimization of the Eico system in Japan.

General and Administrative Expenses. Our general and administrative expenses for the six months ended April 30, 2003 were $928,879 compared to $1,398,887 for the same period in 2002, a decrease of $470,008 or 33.6%, from the same period in 2002. This decrease is due to personnel reductions, lower employee benefits, and lower operating expenses resulting from cost reduction measures.

Research and Development Expenses. Our research and development expenses for the six months ended April 30, 2003 were $145,146 an increase $61,879 or 74.3%, from the same period in 2002. This increase is related to focusing some of our personnel resources on the continued development of our products as well as research and development improvements and upgrades relative to our Bristol demonstration facility.

Selling Expenses. Our selling expenses for the six months ended April 30, 2003 were $402,637 an decrease of $55,010 or 12.0%, for the same period in 2002. Selling expenses decreased as a result of reduced reliance on outside consultants.

Interest Income. Our interest income for the six months ended April 30, 2003 was $1,675, as compared to $13,715 in the same period in 2002 a decrease of 87.8%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the six months ended April 30, 2003 corporate income taxes paid were $6,430 as compared to $8,610 in the same period 2002. This payment was related to an estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability. We have loss carry forwards of $13.3 million to offset against any future profits.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2003, we had cash and cash equivalents of $367,527 and a negative working capital of $289,074. During the six months ended April 30, 2003, our cash decreased by $141,794. Our current cash position of approximately $232,000 as of June 20, 2003 will only allow us to continue operations through July 31, 2003 unless further cash is generated during that time period. Unless we secure investment capital or generate cash from operations and sales we will be unable to continue as a going concern beyond that date.

The Company has taken measures to reduce costs, we have reviewed all internal and external expenses and have reduced and eliminated expenses to reduce our burn rate, in addition we are currently discussing with potential investors an equity private placement to satisfy our listing requirement with NASDAQ. While there are no assurances a deal will be executed it must be noted, however, that if the progress payments are not received in a timely manner or additional sales of Plasma Converters or funding is not available we may not have enough working capital to maintain our operations beyond July 31, 2003. The Company will require immediate additional financing to fund current operations through the remainder of 2003. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require approximately $1.0 million to finance operations through fiscal 2003 and intends to seek such financing through sales of its equity securities.

Since October 2002 the Company announced that contracts to sell three Plasma Converters were signed aggregating in excess of $15 million dollars in sales. The contracts include an established payment schedule coordinated to provide progress payments at various stages of the manufacturing and delivery cycle. We believed these progress payments, along with a recently completed sole source private placement dated March 28, 2003 which raised $138,757 after commissions that required the issuance of 152,480 shares of our unregistered common stock at $1.00 per share, would be enough operating capital to sustain company operations at the current level for more than 1 year. However, the expected down payments for these sales have been consistently delayed since December 2002 up until the present time and there can be no reasonable assurance that they will be received before the end of July 2003.

In addition to the internally generated investment opportunities, the Company is also working with a group of investors led by Joseph F. Longo, a director and greater than 10% shareholder. While an agreement with this group would cause a change in board control and management personnel, we are taking every step available to secure the capital necessary to protect the long term interests of the Company.

Assuming the aforementioned $1.0 million in financing is obtained, the Company believes that continuing operations for the longer term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance there can no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all. We are in discussions with several potential investors for additional financing, however at this time the company has no binding commitments.

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

Part II - Other Information

ITEM 1.  LEGAL PROCEEDING

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, CT by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association. On January 6, 2003 a temporary injunction was granted to Startech to stop the arbitration process and conduct a hearing as to whether a permanent injunction should be granted to enjoin the arbitration proceeding from continuing. A hearing was held for this purpose on February 24, 2003. However no final determination was made as the moving party requested a continuance. As of the date of this filing the temporary injunction is still in place and no final determination has been made.


ITEM 2 - CHANGES IN SECURITES AND USE OF PROCEEDS

On March 28, 2003 the Company completed a sole source private placement of its securities pursuant to which we issued 152,480 shares of its common stock at $1.00 per share, resulting in aggregate net proceeds of approximately $138,757 after commissions of $13,723.

The above securities were issued in reliance on the exemption from registration under Section 4(2) as not involving any public offering. Claims of these exemptions are based upon the following: (1) all of the purchasers in these transactions were with a sophisticated investor with the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investments in the Company, were able to bear the economic risk of an investment in the Company, had access to or were furnished with the kinds of information that registration under the Securities Act would have provided and acquired securities for their own accounts in transactions not involving any general solicitations or advertising, and not with a view to the distribution thereof, and (2) a restrictive legend was placed on each certificate evidencing the securities; (3) each purchaser acknowledged in writing the he knew the securities were not registered under the Securities Act or any State securities laws, and are restricted securities that term is defined in Rule 144 under the Securities Act, that the securities may not be offered for sale, sold or otherwise transferred within the United States and except pursuant to an effective registration statement under the Securities Act and any applicable State securities laws, or pursuant to any exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Registrant held its Annual Meeting of Shareholders March 7, 2003.

     (b) The following persons were elected Directors pursuant to the votes indicated:

     Name                              For          Against        Abstain
     ----                              ---          -------        -------

     Joseph S. Klimek               5,294,657       763,063         66,458
     Thomas E. Atkins               5,167,149       890,571         66,458
     Kevin M. Black                 5,107,424       950,296         66,458
     John E. Joyner                 5,173,849       883,871         66,458
     Brendan J. Kennedy             5,266,774       790,946         66,458
     Joseph F. Longo                5,225,865       831,855         66,458
     Richard M. Messina             5,280,656       777,064         66,458


     (c) The only other matter to be voted upon was the ratification of the appointment of Kostin, Rufkess & Company, LLC as the Registant's independent accountants as follows:

                                       For          Against        Abstain
                                       ---          -------        -------

                                    5,447,359       150,848        525,971


ITEM 6.  Exhibits and Reports on Form 8-K

     Exhibit 99.1: Certification by the CEO (annexed hereto)

     Exhibit 99.2: Certification by the Principal Financial Officer (annexed hereto)

     Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of June 2003.


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

Date: June 20, 2003

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

Date: June 20, 2003

/s/ Robert L. DeRochie
-------------------------
Robert L. DeRochie
Chief Financial Officer &
Vice President, Investor Relations