Form 10-Q
period 2003-07-31
STARTECH ENVIRONMENTAL CORP
filed 2003-09-15
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

                         Commission File Number 0-25312




                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                                84-1286576
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         15 Old Danbury Road, Suite 203
                               Wilton, Connecticut                   06897
                     --------------------------------------         --------
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

                                YES  X   NO
                                   -----   -----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
                                YES      NO  X
                                   -----   -----

The number of shares outstanding for each of Registrant's classes of Common Stock are as follows:

         Title of each class                   Outstanding at September 12, 2003
         -------------------                   ---------------------------------

       Common Stock - No Par Value                        15,567,356

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.       Financial Statements

              Consolidated Balance sheets - July 31, 2003                   3
              (unaudited) and October 31, 2002

              Consolidated Statements of operations for the three months    4
              and nine months ended July 31, 2003 and 2002 (unaudited)

              Consolidated Statements of cash flows for the nine months     5
              ended  July 31, 2003 and 2002 (unaudited)

              Notes to Consolidated Financial Statements (unaudited)       6-8

Item 2.       Management's  Discussion and Analysis of Financial           9-15
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure about Market Risk     15

Item 4.       Controls and Procedures                                       16

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceeding                                              16
Item 2.       Changes in Securities and Use of Proceeds                     16
Item 3.       Defaults Upon Senior Securities                               17
Item 4.       Submission of Matters to a Vote of Security Holders           17
Item 5.       Other Information                                             17
Item 6.       Exhibits and Reports on Form 8-K                              17

              Signatures                                                    19


                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------
                                                ITEM 1. FINANCIAL STATEMENTS
                                             STARTECH ENVIRONMENTAL CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                                                (unaudited)     (audited)
                                                                                                  July 31,      October 31,
                                                                                                   2003            2002
                                                                                               ------------    ------------
ASSETS
                                  Current assets:
         Cash and cash equivalents .........................................................   $  2,784,949    $    509,321
         Accounts receivable ...............................................................         14,000         290,000
         Inventory .........................................................................        343,829         273,706
         Prepaid expenses ..................................................................         15,000           5,000
         Other current assets ..............................................................          3,166          17,380
                                                                                               ------------    ------------


                  Total current assets .....................................................      3,160,944       1,095,407

         Property and equipment, net .......................................................      1,671,529       1,794,067

         Other assets ......................................................................        276,420         248,756
                                                                                               ------------    ------------

                  Total assets .............................................................   $  5,108,893    $  3,138,230
                                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
                                  Current liabilities:
         Accounts payable ..................................................................   $    145,110    $    260,116
         Capital lease - short-term ........................................................         24,997          44,885
         Customer deposits .................................................................        790,000         120,000
         Other accrued expenses ............................................................        302,599         301,221
                                                                                               ------------    ------------
                  Total current liabilities ................................................      1,262,706         726,222


                                  Long-term liability:
         Capital lease payable  net of current portion .....................................          6,725          17,580
                                                                                               ------------    ------------

                  Total liabilities ........................................................      1,269,431         743,802
                                                                                               ------------    ------------

Stockholders' equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 2,645 at July 31, 2003, (aggregate liquidation preference of $26,450); 35,655 (aggregate liquidation preference of
         356,990) at October 31, 2002 ......................................................         26,453         356,553
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 15,564,356 at July 31, 2003
         and 10,293,392 at October 31, 2002 ................................................     19,021,813      14,790,453
         Additional paid-in capital ........................................................      1,742,745       1,742,745
         Accumulated deficit ...............................................................    (16,951,549)    (14,495,324)
                                                                                               ------------    ------------
         Total stockholders' equity ........................................................      3,839,462       2,394,427
                                                                                               ------------    ------------
                  Total liabilities and stockholders' equity ...............................   $  5,108,893    $  3,138,230
                                                                                               ============    ============


                                 See accompanying notes to consolidated financial statements


                                    STARTECH ENVIRONMENTAL CORPORATION
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)


                                            Three Months    Three Months     Nine Months     Nine Months
                                                Ended           Ended           Ended           Ended
                                            July 31, 2003   July 31, 2002   July 31, 2003   July 31, 2002
                                            ------------    ------------    ------------    ------------

Revenue .................................   $     70,000    $          0    $     70,000    $    136,471

Cost of sales ...........................         31,530         165,257         113,537         321,575
                                            ------------    ------------    ------------    ------------

Gross profit ............................         38,470        (165,257)        (43,537)       (185,104)
                                            ------------    ------------    ------------    ------------
Operating expenses
       Selling expense ..................        171,791         257,017         574,428         714,664
       Research and development .........         78,133          60,428         223,279         143,695
       General and administrative expense        675,469         738,775       1,604,347       2,137,662
                                            ------------    ------------    ------------    ------------

Total operating expense .................        925,393       1,056,220       2,402,054       2,996,021
                                            ------------    ------------    ------------    ------------

Loss from operations ....................       (886,923)     (1,221,477)     (2,445,591)     (3,181,125)
                                            ------------    ------------    ------------    ------------

Other income (expense):
Other income ............................              0               0          (1,371)              0
Interest income .........................            929           9,432           2,603          23,148
Gain/Loss on sale of asset ..............              0               0             193               0
Interest expense ........................         (1,538)              0          (5,888)              0
                                            ------------    ------------    ------------    ------------
Total other income ......................           (609)          9,432          (4,463)         23,148
                                            ------------    ------------    ------------    ------------


Loss before income taxes ................       (887,532)     (1,212,045)     (2,450,054)     (3,157,977)
                                            ------------    ------------    ------------    ------------

Income tax expense (benefit) ............           (259)          1,988           6,171          10,598
                                            ------------    ------------    ------------    ------------

Net loss ................................   $   (887,273)   $ (1,214,033)   $ (2,456,225)   $ (3,168,575)
                                            ============    ============    ============    ============

Net loss ................................   $   (887,273)   $ (1,214,033)   $ (2,456,225)   $ (3,168,575)
Less: preferred dividends ...............              0           6,990               0          22,307
                                            ------------    ------------    ------------    ------------
Loss attributable to common
shareholders                                $   (887,273)   $ (1,221,023)   $ (2,456,225)   $ (3,190,882)
                                            ============    ============    ============    ============

Net loss per share ......................   $      (0.07)   $      (0.12)   $      (0.22)   $      (0.33)
                                            ============    ============    ============    ============
Weighted average common
shares outstanding ......................     12,214,438      10,271,306      11,094,752       9,623,297
                                            ============    ============    ============    ============


                     See accompanying notes to these consolidated financial statements


                          STARTECH ENVIRONMENTAL CORPORATION
                                STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                          Nine Months    Nine Months
                                                             Ended          Ended
                                                         July 31, 2003  July 31, 2002
                                                          -----------    -----------

Cash flows from operating activities:
Net loss ..............................................   $(2,456,225)   $(3,168,575)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ..........................................       146,953        142,814
401K plan match made by the issuance of shares ........        54,974         64,974
Expenses paid through the issuance of commons stock ...             0         15,624
Gain on sale of asset .................................          (193)             0
(Increase) decrease in accounts receivable ............       276,000              0
(Increase) decrease in inventory ......................       (70,122)        (4,004)
(Increase) decrease in prepaid and other current assets         4,213        (35,434)
(Increase) decrease in other assets ...................        27,664          1,200
Increase (decrease) in accounts payable ...............      (115,006)       (53,870)
Increase (decrease) in customer deposits ..............       670,000        137,500
Increase (decrease) in accrued expense ................         1,377        (16,201)
                                                          -----------    -----------

Net cash used in operating activities .................    (1,515,693)    (2,915,972)
                                                          -----------    -----------

Cash flows used in investing activities:
Capital expenditures ..................................       (26,203)      (142,013)
Proceeds from sale of assets ..........................         5,593              0
                                                          -----------    -----------
Net Cash used in investing activities .................       (20,610)      (142,013)
                                                          -----------    -----------

Cash flows from financing activities:
Payment for capital leases ............................       (34,355)       (33,691)
Proceeds from common stock issuance ...................     3,846,286      2,284,114
                                                          -----------    -----------
Net cash provided by financing activities .............     3,811,931      2,250,423
                                                          -----------    -----------

Net increase (decrease) in cash .......................     2,275,628       (807,562)
Cash at beginning of period ...........................       509,321      2,207,328
                                                          -----------    -----------

Cash and cash equivalents at end of period ............   $ 2,784,949    $ 1,399,766
                                                          ===========    ===========
Supplemental disclosure- taxes paid ...................         6,171         10,598
                                                          ===========    ===========


              See accompanying notes to consolidated financial statements


                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In our opinion these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the nine months ended and three months ended July 31, 2003 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes for the year ended October 31, 2002 which are included in the Company's annual report on Form 10-K for the period ended October 31, 2002.

Note 1.  Capital Lease Obligation.

The Company has entered into capital lease obligations for computers and capital equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $4,159 at interest rates ranging from 9.25% to 27.5%. The equipment was capitalized at $115,520 and is being depreciated over five to fifteen years. Depreciation expense for the nine months ended July 31, 2003 was $12,327.

Note 2.  Equity Transactions.

The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share at July 31 of each period indicated (shares in millions): Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. Shares related to convertible debt financing and certain of the Company's outstanding stock options were excluded because they were anti-dilutive, however, these shares could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED JULY 31, NINE MONTHS ENDED JULY 31,
                                                    --------------------------- --------------------------
                                                        2003         2002            2003         2002
                                                        ----         ----            ----         ----
Number  of  common  shares  outstanding  at end of
period.........................................         15.6         10.3            15.6         10.3
Effect of using weighted average common shares
outstanding....................................          3.4          0.0             4.5         (0.7)

Basic common shares outstanding................         12.2         10.3            11.1          9.6
Dilutive effect of common stock options and
warrants.......................................         (0.5)         0.0             0.6          0.1
                                                        ----          ---             ---          ---

Diluted common shares outstanding..............         11.7         10.3            11.7          9.7

                                                    6

For the nine months ended July 31, 2003 and July 31, 2002, the effect of the Company's common stock options and warrants and convertible preferred stock are excluded from the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At July 31, 2003, there were approximately 19.3 million shares of common stock potentially issuable with respect to stock options, warrants and convertible preferred, which could dilute basic earnings per share in the future.

Note 3. Cash Flow..

During the nine months ended July 31, 2003 and 2002, the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.


Nine months ended:                                    July 31,         July 31,
-------------------                                     2003            2002
                                                      --------        --------

Preferred stock dividend                                     0          22,307
Series A convertible preferred shares converted to
common shares                                          330,100         140,426
Accrued preferred dividends                                  0           2,761
401k plan match                                         54,974          64,974
Property & Equipment acquired under capital lease        3,612          25,539
Common shares for services rendered                          0          15,624
Stock issued for subscription receivable               150,000               0


Note 4.  Interim Financial Information (Unaudited).

The interim financial statements of the Company for the nine months ended July 31, 2003 and 2002, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5.  Revenue Recognition.

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 6.  Employee Benefit Plan.

Contributions for the three months ended July 31, 2003 were $22,938, which represents the issuance of approximately 22,902 shares of our common stock. Contributions for the nine months ended July 31, 2003 were $54,974, which represents the issuance of approximately 60,805 shares of our common stock.

Note 7.  Private Placement

On July 18th 2003 we announced a private placement with Northshore Asset Management LLC ("Northshore"). This offering was for an aggregate amount of $3,000,000 which equaled 4,000,000 restricted common shares. We received

$1,600,000 on July 18, 2003 and the remaining balance of $1,400,000 on July 22, 2003. Northshore has agreed to invest up to an additional $1 million dollars on or before October 15, 2003 at a price per share of common stock equal to the average closing price of the common stock during the 30 consecutive trading days prior to the date of such closing less a 25% discount to such average price. In addition, Startech and Northshore agreed to extend the date on which Northshore has the right at its sole discretion to purchase an additional $1 million of common stock on or before December 15, 2003 at a price per share equal to the average closing price of the common stock during the 30 consecutive trading days prior to the date of such closing less a 25% discount to such average price.

Note 8. Special Charges.


      The following table illustrates the estimated one time special charges related to the Change in Control. These charges will be reflected in the 4th quarter 2003.

                             Severance   Other      Total
                             ---------   -----      -----
Estimated for Fiscal 2003:
--------------------------
Total                        $128,726   $217,328   $346,054

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

Recent Developments
-------------------

     1. Change in control and financing

On July 18, 2003, we issued a press release announcing the resignation of all members of the Board of Directors of Startech, other than Joseph F. Longo, and an investment of $1.6 million from Northshore Asset Management, LLC, an investment management group, in exchange for 2,133,333 shares of common stock, no par value, pursuant to the terms of a Stock Purchase and Registration Rights Agreement dated as of July 18, 2003.

On July 24, 2003, we issued a press release announcing the purchase of 1,866,667 shares of common stock, no par value, by Northshore Asset Management, LLC, in exchange for additional $1.4 million in cash, pursuant to the terms of a Stock Purchase Agreement dated as of July 22, 2003.

Northshore has also agreed to purchase an additional $1 million of common stock on or about July 25, 2003 on substantially the same terms. As a result of the $3 million invested by Northshore, Northshore owns an aggregate of 4,000,000 shares of common stock, representing approximately 25% of the issued and outstanding shares of common stock. In addition, Northshore had agreed to invest up to an additional $1 million, at its sole option, on or before August 15, 2003 at a price per share equal to a 25% discount to the average closing price of the common stock during the 30 consecutive trading days prior to the date of such closing.

On August 1, 2003, we issued a press release announcing certain modifications to the Stock Purchase Agreement entered into with Northshore on July 22, 2003. We agreed with Northshore to extend the date on which Northshore agreed to purchase an additional $1 million of our common stock. The extension changed the date from on or about July 25, 2003 to on or before October 15, 2003. The price per share at which the common stock will be purchased will be equal to the average closing price of the common stock during the 30 consecutive trading days prior to the date of such closing less a 25% discount to such average price. In addition, we agreed with Northshore to extend the date on which Northshore agreed, at its sole option, to purchase an additional $1 million of our common stock. The extension changed the date from on or before August 15, 2003 to on or before December 15, 2003. The price per share will remain equal to the average closing price of the common stock during the 30 consecutive trading days prior to the date of such closing less a 25% discount to such average price.

On July 18, 2003 we filed an Information Statement on form 14f-1 that announced we would be mailing the Information Statement to shareholders on or about July 23, 2003. The Information Statement stated that on the tenth day following the mailing the appointment to the Board of four (4) identified individuals to our Board of Directors would be effective. Two of the previously identified individuals have withdrawn their previously stated intention of sitting as Board members. Those two (2) individuals are Henry Ciocca and Peter Shipman. The information statement mistakenly implied that the four designated board members had already been appointed to the board at the time of the filing and that the mere passage of time (10 days) would result in their appointment becoming effective. Such an implication was incorrect. On September 4, 2003 we announced the appointment of Nicholas S. Perna, Kenneth J. Slepicka, Douglas R. Ballew and Joseph A. Equale to the Board of Directors, effective October 1, 2003, to fill the vacancies on the Board resulting from the July 18, 2003 resignations of all members of the Board, other than Joseph F. Longo. Messrs. Perna and Equale were appointed in place of Messrs. Ciocca and Shipman, who notified the Company that they would be unable to serve on the Board notwithstanding the disclosure made by the Company in its Schedule 14f-1, as filed with the Securities Exchange Commission on July 18, 2003.

     2. NASDAQ Delisting

On July 1, 2003 we were notified that our appeal of our delisting from the NASDAQ Stock Market, Inc. had been denied and that we would have our common stock delisted from the Nasdaq Stock Market, effective with the open of business on July 3, 2003. The delisting was a result of Startech's failure to maintain NASDAQ's stockholders equity listing requirement of a minimum of $2.5 million. Startech's common stock has been trading on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol STHK since that time. It is our intention to apply for listing on NASDAQ or AMEX as soon as we are eligible.

     3. Project Update

A. On October 18, 2002 we entered into a sales contract with Chempol, Sp. z.o.o. for a ten (10) ton per day Plasma Converter System. As of this date, the project has not yet been funded by Chempol. The contract included a provision that required the initial progress payment within thirty days after signing. We have reported the status and expectations of this project in previous filings. However, despite repeated and ongoing assurances from Chempol executives we have received only $170,000 of the required partial payments as called for by the contract. We have now notified Chempol that if payment arrangements are not confirmed we can no longer consider the contract to be in good standing and may need to declare it in default if payments do not begin within the next thirty
(30) days.

After sending a notification we have received written communications informing us that Chempol had signed an agreement with a local financier that will provide us with a two million dollar ($2,000,000.00) payment in September. Once this payment is received, we have agreed to accelerate the manufacture and delivery of the Chempol system.

The contract with Ekologia was signed between the parties on October 17, 2002 with first payments due thirty days after signing. Ekologia has not yet received their funding. Despite repeated and ongoing assurances from Ekologia executives, we have not received the required payments. We have notified Ekologia that if payment arrangements are not confirmed, we can no longer consider the contract to be in good standing and may need to declare it in default if payments do not begin within the next thirty (30) days.

After notifying Ekologia of the above possibility, we received a written communication informing us that Ekologia had formed an alliance with Ekoplazma to join forces in funding a Startech PCS in Poland. Ekoplazma has also contracted to purchase a 10 TPD Startech PCS. By joining forces with Ekoplazma, Ekologia will have access to funding for government projects due to the fact that Ekoplazma is a partnership with the municipality of Bytom, Poland. In a joint letter, the executives of Ekologia and Ekoplazma have provided us with a validation letter representing that a funding organization called the Municipality Foundation has agreed to fund both their joint projects and that the first down payment of $525,000 will be made before the end of September. Because we have received previous indications of funding, there can be no assurances that the first payment will be received within this timeframe.

B. On April 16, 2003, we signed a Distributorship Agreement with Mihama, Inc. Mihama will market and sell Startech products and services in Japan. We received a $250,000 distributorship fee from Mihama. In addition to the Distributor fee, the terms of the Distributorship require that Mihama place an order for no less than a ten (10) ton per day system within sixty (60) days of signing the Distributorship. Prior to the sixty day period expiring, Mihama requested an extension of time within which to place the order that is required pursuant to the terms of the Distributorship. In order to extend the time within which an order was required, we received a down payment of $250,000 towards the purchase price. Subsequent to the receipt of the deposit, the sixty (60) day period was extended by joint agreement between the parties to August 15, 2003. Meetings were held in September between the parties and Mihama has agreed that the remaining $250,000 will be paid in September. In addition an equipment purchase contract is expected to be signed in October. As previously reported on January 8, 2003 we were notified by a firm representing Eico Systems Corporation that Eico had filed for Civil Rehabilitation under Japan's Civil Rehabilitation Law. Our understanding is that Eico is continuing to work through the reorganization. Company representatives met with executives of Mihama, Inc. in Japan in the latter half of August. Mihama is actively trying to form an alliance with the parties involved in our project with Eico Systems Corporation that would allow Mihama to take control of the Plasma Converter System in Japan.

C. We signed a Joint Development Agreement with Vitech Enterprises on December 19, 2001. The agreement provides Startech a 25% equity ownership in Vitech. The agreement calls for the two parties to collaborate on a 10 ton per day system in South Carolina to process outdated pharmaceutical products. While the project has received local, county and state support it has been held up by the permitting authority's interpretation of a 1989 EPA opinion letter. We have not yet received an EPA clarification letter that had been expected in June 2003. Based upon the uncertainty surrounding the receipt of the necessary clarification, we have been looking for alternative sites and have identified two possible sites for the project. ViTech has recently provided updated letters of intent from handlers of outdated pharmaceuticals that accounts for 100% of the capacity for the 10 ton per day system.

D. We have been paid in full for the successful completion of the test program with Concurrent Technologies Corporation (CTC) to demonstrate the processing of end-of-life-electronics. The final report was accepted by CTC and has been forwarded to the appropriate Department of Defense (DOD) representatives for review. Once the review process has been completed we expect to be provided further information by CTC as to whether we will proceed further with the program. The National Defense Center for Environmental Excellence (NDCEE) DOD contract operated by Concurrent Technologies Corporation for the development, application and dissemination of advanced environmental technologies. The DOD initiated the Demanufacturing of Electronic Equipment for Reuse and Recycling (DEER2) project to investigate, test and deploy technology upgrades in the public and private sectors. DEER2 is a task under the National Defense Center for Environmental Excellence (NDCEE), to encourage electronic reuse and recycling. More information on this program can be found at http://www.deer2.com/index.html. In our opinion, the "end-of-life-electronics" is an important Startech market both domestically and internationally.

E. The project in South Africa has made a significant step forward. Our representative's conditional Record Of Decision (ROD) for a site specific permit was approved by the government authorities on August 12, 2003. This approval allows the project financing, which had previously been committed by 3rd party financiers in South Africa, to be confirmed. The project will be located in Gauteng, South Africa. By applying for and receiving the GTA approval prior to submitting the plan for a specific site, we have eliminated long delays on all future projects that use the Startech technology. The sale for South Africa will be for a 50 ton per day system, consisting of two 25 ton per day systems using some common components. We are finalizing the engineering requirements for the contract. Additionally, we own 40% of Desert Charm (The development Company).

     4. Lease Financing

We have recently signed a lease financing agreement program with Plasma Leasing Company of Stamford, Connecticut that will provide long-term leasing programs (12 years) for our customers.

     5. Departure of executive and former director

On August 29, 2003 we announced the departure of Kevin M. Black, an executive and former director. The Separation Agreement with Mr. Black in its entirety is attached as an exhibit.

Results of Operations
---------------------

Comparison of three months ended July 31, 2003 and 2002

Revenues. Total revenues were $ 70,000 for the three months ended July 31, 2003, as compared to $0 for the same period in 2002. The increase is related to a test program of "end of life electronics" that was completed for Concurrent Technologies Corp during the quarter ended.

Gross Profit. Gross profit was $38,470 for the three months ended July 31, 2003 compared to a gross loss of $165,257 in the same period in 2002, an increase of $203,727. Our gross margins were favorably impacted as a result of test program completed with Concurrent Technologies Corp. versus additional installation and start up costs related to the Eico Systems Corp project.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2003 were $675,469 compared to $738,775 for the same period in 2002, an decrease of $63,306 or 8.6%, from the same period in 2002. This decrease is related to cost measures related to reduced employee benefits and lower operating expenses.

Research and Development Expenses. Research and development expenses for the three months ended July 31, 2003 were $78,133 an increase $17,705 or 29.3%, from the same period in 2002. This increase is related to focusing additional resources for the continued development of our products as well as improvements and upgrades relative to our anticipated testing program in our Bristol demonstration facility.

Selling Expenses. Selling expenses for the three months ended July 31, 2003 were $171,791 an decrease of $85,226 or 33.2%, for the same period in 2002. Selling expenses decreased as a result of reduced reliance on outside consultants.

Interest Income. Our interest income for the three months ended July 31, 2003 was $929, as compared to $9,432 in the same period in 2002 a decrease of 90.1%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the three months ended July 31, 2003 corporate income taxes refunded were $259 as compared to a tax payment $1,988 in the same period 2002. This payment was related to an estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have yet been profitable.

Comparison of nine months ended July 31, 2003 and 2002

Revenues. Total revenues were $70,000 for the nine months ended July 31, 2003; as compared to $136,471 for the same period in 2002 this is a decrease of $66,471 or 48.7%. Our revenues were lower as a result of only one test program being performed during 2003, versus additional equipment purchased as well as payment for shipping charges as it related to the Eico system in Japan. We also performed an additional test program in 2002. Until our product matures and is readily accepted in the marketplace we will continue to experience volatility in our revenues.

Gross Loss. Our gross loss was $43,537 for the nine months ended July 31, 2003 compared to a gross loss of $185,104 in the same period in 2002, a decrease of $141,567. Our gross margins were impacted as a result of expenses related to the systemization and optimization of the Eico system in Japan.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2003 were $1,604,347 compared to $2,137,662 for the same period in 2002, a decrease of $533,315 or 25.0%, from the same period in 2002. This decrease is due to personnel reductions, lower employee benefits, and lower operating expenses resulting from cost reduction measures.

Research and Development Expenses. Research and development expenses for the nine months ended July 31, 2003 were $223,279 an increase $79,584 or 55.4%, from the same period in 2002. This increase is related to focusing some of our personnel resources on the continued development of our products as well as research and development improvements and upgrades relative to our Bristol demonstration facility.

Selling Expenses. Our selling expenses for the nine months ended July 31, 2003 were $574,428 an decrease of $140,236 or 19.6%, for the same period in 2002. Selling expenses decreased as a result of reduced reliance on outside consultants.

Interest Income. Our interest income for the nine months ended July 31, 2003 was $2,603, as compared to $23,148 in the same period in 2002 a decrease of 88.8%. The decrease is due to lower average cash balances, and lower interest rates earned on our investments as a result of the Federal Reserve's lowering short-term interest rates.

Income Taxes. During the nine months ended July 31, 2003 corporate income taxes paid were $6,171 as compared to $10,598 in the same period 2002. This payment was related to an estimated tax payment to the State of Connecticut. We have minimal tax obligations due to the fact that we have not as yet had any profitability. We have loss carry forwards of $14.2 million to offset against any future profits.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2003, we had cash and cash equivalents of $2,784,949 and working capital of $1,898,238. During the nine months ended July 31, 2003, our cash increased by $2,275,628. This increased resulted from equity private placements that were completed during this period. Our current cash position of approximately $2,507,776 as of August 31, 2003 will allow us to continue operations through July 31, 2004 unless further cash is generated or equity received during that time period or unless we begin to receive progress payments related to current executed contracts.

Accounts receivable of $14,000 at July 31, 2003 decreased $276,000 from $290,000 at the end of the fourth quarter of fiscal 2002. The decrease in accounts receivable is primarily attributable to a customer payment.

Since October 2002 the Company announced that contracts to sell three Plasma Converters were signed aggregating in excess of $15 million dollars in sales. The contracts include an established payment schedule coordinated to provide progress payments at various stages of the manufacturing and delivery cycle. We believe these progress payments, along with a recently completed sole source private placements dated July 18, 2003 and July 22, 2003 which raised $3,000,000 that required the issuance of 4,000,000 shares of our unregistered common stock at $.75 per share, along with the Northshore commitment of $1 million due on or before October 15, 2003 would be enough operating capital to sustain company operations at the current level for more than 1 year. However, the expected down payments for these sales have been consistently delayed since December 2002 up until the present time and there can be no reasonable assurance that they will be received before the end of October 2003.

Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities with three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the first nine months of fiscal year 2003 and 2002. No realized gains or losses were recorded during the three or nine months ended July 31, 2003 or fiscal 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have been changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter as it relates to the Change in Control and the structure of the Board of Directors, however these issues shall be resolved in the next quarter.

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


ITEM 2 - CHANGES IN SECURITES AND USE OF PROCEEDS

On July 18th and July 22nd 2003 we announced a private placement with Northshore Asset Management LLC. This offering was for an aggregate amount of $3,000,000 which 4,000,000 restricted common shares. Northshore has agreed to invest up to an additional $1 million dollars on or before October 15, 2003 and that the price per share at which the common stock will be purchased will be equal to the average closing price of the common stock during the 30 consecutive trading days prior to the date of such closing less a 25% discount to such average price. In addition, the Company and Northshore agreed to extend the date on which Northshore has at their option to purchase an additional $1 million of common stock from on or before August 15, 2003 to on or before December 15, 2003 at a price per share equal to the average closing price of the common stock during the 30 consecutive trading days prior to the date of such closing less a 25% discount to such average price. There were no commissions paid on this transaction.

The above securities were issued in reliance on the exemption from registration under Section 4(2) as not involving any public offering. Claims of this exemption is based upon the following: (1) Northshore was a sophisticated investor with the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company, were able to bear the economic risk of an investment in the Company, had access to or were furnished with the kinds of information that registration under the Securities Act would have provided and acquired securities for its own accounts in transactions not involving any general solicitations or advertising, and not with a view to the distribution thereof, and (2) a restrictive legend was placed on each certificate evidencing the securities; (3) Northshore acknowledged in writing it knew the securities were not registered under the Securities Act or any State securities laws, and are restricted securities that term is defined in Rule 144 under the Securities Act, that the securities may not be offered for sale, sold or otherwise transferred within the United States and except pursuant to an effective registration statement under the Securities Act and any applicable State securities laws, or pursuant to any exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of the Company.


ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are attached to this report are incorporated by reference herein.

Exhibit             Item
-------             ----

2.1 Agreement and Plan of Reorganization between Company and Kapalua Acquisitions, Inc. dated November 17, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 1995, Commission File No. 0-25312).

3(i).1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on February 19, 1995, Commission File No. 0-25312).

3(i).2 * Articles of Amendment to the Audit Committee Charter (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as filed with the SEC on April 27, 2000, Commission File No. 333-35786).

3(ii) Bylaws (incorporated by reference to Exhibit 3.2* Filed with the Registration Statement on Form S-1 on April 27, 2000, Commission File No. 333-35786

10.1 * Separation Agreement dated as of August 27, 2003 by and between Kevin M. Black and Startech Environmental Corporation.

10.2 * Stock Purchase and Registration Rights Agreement dated as of July 18, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation.

10.3 * Stock Purchase Agreement dated as of July 22, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation.

10.4 * First Amendment to Stock Purchase Agreement dated as of July 30, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation.

32.1 * Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                   Filed herewith.

                    99.1 Form of Stock Purchase Agreement, dated as of July 18,
               2003 (the "First Purchase Agreement"), by and among Startech and the individual purchaser of the Startech Common Stock (Incorporated by reference to Startech's Form 8-K filed on July 22, 2003). *

                    99.2 Form of Stock Purchase Agreement, dated as of July 22,
               2003 (the "Second Purchase Agreement"), by and between Startech and an individual purchaser (Incorporated by reference to Startech's Form 8-K filed on July 25, 2003). *

                    99.3 Form of Stock Purchase Agreement, dated as of July 30,
               2003 (the "Amendment of the First Purchase Agreement"), by and between Startech and an individual purchaser (Incorporated by reference to Startech's Form 8-K filed on July 25, 2003). *

* Filed Herewith

b) Reports on Form 8-K:

         Date                Description                          Item Reported
         ----                -----------                          -------------
         July 22, 2003       Financial Statement, Pro Forma         1, 5 and

         July 25, 2003       Financial Statement, Pro Forma            5 and

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September 2003.


                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)

                                            BY:  /s/  Joseph S. Klimek
                                               --------------------------------
                                                      Joseph S. Klimek
                                                      CEO & President

                                            BY:  /s/  Robert L. DeRochie
                                               --------------------------------
                                                      Robert L. DeRochie
                                                      Chief Financial Officer,
                                                      Vice President Investor
                                                      Relations,
                                                      (Principal Financial
                                                      Officer)

                                 CERTIFICATIONS

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley Act of 2002.

I, Joseph S. Klimek certify that:

1. I have reviewed this quarterly report on Form 10-Q of Startech Environmental Corporation;

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

Date: September 15, 2003

/s/  Joseph S. Klimek
-------------------------
     Joseph S. Klimek
     President and Chief Executive Officer

                                 CERTIFICATIONS

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley Act of 2002.

I, Robert DeRochie certify that:

1. I have reviewed this quarterly report on Form 10-Q of Startech Environmental Corporation;

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

Date: September 15, 2003

/s/  Robert L. DeRochie
-------------------------
     Robert L. DeRochie
     Chief Financial Officer &
     Vice President, Investor Relations