Form 10-K
period 2003-10-31
STARTECH ENVIRONMENTAL CORP
filed 2004-01-29
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - October 31, 2003

                                       OR

               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________ .

                         Commission file number 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization                                Identification No.)
-----------------------------                                -------------------
        Colorado                                                 84-1286576

                         15 Old Danbury Road, Suite 203
                         Wilton, Connecticut 06897-2525
                         ------------------------------
                (Address of principal executive offices) Zip Code

                                 (203) 762-2499
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [ x ]

As of January 26, 2004 16,334,793 shares of no par value common stock were outstanding. The aggregate market value of shares held by non-affiliates as of January 26, 2004 was $38,285,354 based on the closing price of the common stock on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated by reference to Registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 2004.

                                     PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 1 - BUSINESS:
------------------

Startech is an environmental technology company commercializing its proprietary plasma processing technology known as the Plasma Converter(TM) that achieves closed-loop elemental recycling that irreversibly destroys hazardous and non-hazardous waste and industrial by-products while converting them into useful commercial products. These products include a rich synthesis gas called PCG (Plasma Converted Gas)(TM) surplus energy for power, hydrogen, metals and silicates for use and for sale.

The Company's activities during the four fiscal years, November 1, 1992 to October 31, 1995 consisted primarily of the research and development of the Plasma Converter. On November 17, 1995, a company known as Kapalua Acquisitions, Inc., completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corp.

On November 18, 1995, the Board of Directors of the Company unanimously approved a change of the business purpose of Kapalua Acquisitions Inc. from one seeking an acquisition candidate to one engaged in the business of manufacturing and selling the Plasma Converter system to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials. From that time to the date of this filing, the Company has maintained this as its principal focus.

Background

Startech is an environmental technology corporation that manufactures, markets and sells a recycling system called the Plasma Converter for the global marketplace. Until January 2002, we were solely engaged in the manufacture and sale of equipment for use by others. Thereafter, we have attempted to broaden the scope of our available revenue opportunities. This change was brought about by management's decision to expand its market penetration strategies and opportunities. Rather than only market and sell our products for use by others, we are now seeking opportunities to become directly involved in the operation and use of our products. We reconsidered our stated philosophy of not engaging in the processing of feedstock materials and/or waste and decided that it was timely to seek out and include all possible market penetration strategies, including build own operate, build own transfer of ownership, and joint development projects.

By concentrating on re-positioning our company for long-term growth, we have not achieved the sales goals we had anticipated would occur in the 2003 fiscal year. We believe this new way of approaching the market over time will help achieve maximum penetration in the shortest timeframe.
We believe significant events are driving demand for our Plasma Converter. They include:

     o Increases in waste, and in particular hazardous wastes, due to rising consumer/industrial consumption and population growth in most nations.
     o Current waste disposal and remediation techniques such as landfills and incineration are becoming regulatory, socially and environmentally unacceptable.
     o A need for critical resources such as power and water to sustain local economies.
     o The emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers' business' so they can now realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow them to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range from approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

Since 1995, we have been actively educating and promoting to our customers the benefits of the plasma converter over other forms of waste remediation technologies. Ongoing education of the public and government is continuing. Like most new technologies we have been met with varying degrees of resistance. A rising comfort level with our plasma converter technology resulting in part from our educational and informational efforts has created additional awareness in the marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including facility ownership or management.

Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials; what many would now call waste we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build own operate/build own transfer of ownership facilities, joint development projects and engineering services.

Markets

We view the future of our business as divided into three key market segments; power/energy, waste remediation, and engineering services. Projects are generally categorized according to the specific or stated objective of the customer, waste remediation or power generation. A customer may have a need to remediate a particularly onerous waste such as PCBs but has no need to produce commodity products. The goal is to simply get rid of waste. That would be considered a waste remediation project. Conversely, a customer in an area with limited or high cost power may want to select a waste stream to give the greatest amount of Plasma Converted Gas (TM) with which to produce power to run his system or for other power uses. The production of power is the desired benefit and the feedstock (waste material) selected is chosen for the highest quality commodity product produced, in this case electric power. The market for Converters is for on-site use by industrial, institutional and government facilities, and also for commercial facilities that process waste under contract.

Our market for the sale of Plasma Converter Systems will be made up of sales to:
     A)   Generators of waste
     B)   Processors of waste

Startech's revenues and profits are produced by:
     (1) the sale of its systems that may also include a continuing, revenue-producing "tolling fee" for each pound of material processed, and also by,
     (2) building and owning commercial Plasma Converter facilities operated separately by the Company or in partnership.

Power/Energy

This segment includes projects that incorporate equipment that create power/energy products to work in conjunction with our core Plasma Converter Technology. Distributed power requirements and peak power demands have identified expanded opportunities.

Waste Remediation

This part of our business includes projects where the emphasis of the customer is to dispose of its waste material in an environmentally responsible, and cost effective, manner. Waste material disposal costs vary greatly depending on the composition of the waste. We are specifically targeting customers that will receive the most economic gain from using our technology. Examples of such waste streams are:

     o    Medical waste
     o    Pharmaceutical waste
     o    PCBs
     o    Municipal solid wastes
     o    Incinerator ash
     o    Biological contaminants
     o    Sewer and power-plant-scrubber sludge
     o    Paints and solvents
     o    Electronic industry waste
     o    Contaminated soils
     o    Asbestos and other hazardous waste streams

We further delineate these markets into the following categories:

     o    Onsite Treatment
          -    Hospitals and medical centers.
          - Industrial hazardous waste generators such as petrochemical, chemical, refining, and metals companies.
          -    Industrial hazardous waste processors.
          - Government agencies such as Department of Defense, Department of Energy.

     o    Offsite Treatment (at an integrated waste management facility)
          -    Waste management and/or transport companies.

     o    Mobile Treatment
          - All of the above who value the ability to move quickly from site to site.

Sales Strategy

Central to our growth strategy is maximizing market penetration and reducing the barriers of entry while optimizing our revenue sources. To achieve that objective, we have identified three key marketing strategies that make up the overall model. They are:

     1. Equipment Sales: We will continue to be a direct seller of our products to customers who prefer to purchase and operate our equipment. We will sell our Plasma Converter and associated equipment to a customer with no equity position in the project. However, we will offer Long Term Service Agreements to create residual or ongoing revenue in this area.

     2. Build Own Operate/Transfer Of Ownership Projects: We are actively seeking to develop opportunities to own and operate Plasma Converter facilities in various markets. These projects are attractive where long-term agreements with guaranteed waste streams and high value processing and or disposal fees are contracted for and will significantly increase ongoing revenue streams. The revenue generated by these types of projects has been shown to be up to ten times that realized from a straight equipment sale over the life of the project.

     3. Joint-Development Projects: In a joint development project we will assume an equity position in return for a reduced purchase price on our equipment and associated engineering and management services. An additional advantage is that we receive the certainty of revenue from a direct sale along with the ability to realize future ongoing revenue from the operations of the sole source joint development company.

An important part of our development of world markets is our sales network. We sell systems through independent representatives and distributors, which helps to keep sales costs variable and low. Representatives are paid a commission on sales. Distributors purchase systems, mark them up, and re-sell them to customers. Distributors are also responsible for supplying after sales parts and service.

Our senior management also sells directly to customers, in addition to seeking out projects for build, own, operate and build, own, transfer of ownership facilities. Such customers and projects might include large corporations with activities in many states or countries, or sovereign governments where the complexity of the bidding process on projects requires a large degree of company time and attention.

We manufacture modular, skid-mounted systems that are easy to transport in standard tri-modal containers for shipment to any market in the world.

The Company requires down payments and progress payments to be scheduled (for direct sales and co-venture projects) so that cash flow in the manufacturing process will be positive. Startech will obtain project financing against guaranteed waste streams/ tipping fees for Build Own & Operate (BOO) projects to fund manufacturing, shipping, and installation costs before facility startup. In addition, the Company will incorporate performance insurance for BOO projects to guarantee performance on the specific waste stream to be processed as well as obtaining necessary local permits to begin operation.

Revenues will occasionally be derived from engineering services and testing. We perform paid-for engineering services, where we believe those services may lead to equipment sales.

Primary Customer

For the fiscal year ended October 31, 2003, all of our revenue was derived from Concurrent Technology Corporation, while 85% of our revenue for the fiscal year ended October 31, 2002 was derived from Eico Systems Corporation.

Plasma Converter(TM) Demand

We believe that the primary factors that create the demand for our Plasma Converters include the need for customers to:

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

A device generally referred to as a plasma torch, although there is no fire involved in the device, produces the plasma lightening-like arc in the Plasma Converter vessel to produce a plume of radiant energy. The Plasma Converter therefore is an electrically driven system that produces an intense field of radiant energy within the plasma vessel that causes the dissociation of the molecular bonds of solid, liquid, and gaseous compounds for materials of both hazardous and non-hazardous wastes. We refer to this destruction process as "molecular dissociation."

Dissociation causes the molecules of the waste material to be separated into their elemental components (atoms), and reformed by the Plasma Converter System into special recoverable, commodity products. The process is not a combustion or burning process, and the system should not be confused with an incinerator or a vitrification process. It is the intense energy field produced by the plasma plume within the Plasma Converter vessel that drives the dissociation process.

The Plasma Converter vessel operates at normal atmospheric pressure quietly and safely. While the interior temperature of the plasma plume is about 30,000 degrees Fahrenheit, the temperature of the refractory walls inside the vessel is maintained at about 3,000 degrees Fahrenheit and is the lowest temperature experienced within the vessel. On the average most waste material will be dissociated or melted at temperatures exceeding 6,000 degrees Fahrenheit.

The Plasma Converter consists of many well-proven process components currently used in the metallurgical and chemical industries. Solid wastes being fed to our system are automatically fed through an air-locked infeed port, and the feeding is ordinarily on a continuous basis. Liquids, gases and sludges can also be fed or pumped directly into the vessel through a pipe port. Bulk solids, liquids, gases and sludge may be fed in and processed simultaneously.

The Plasma Converted Gas (PCG)(TM) a synthesis gas recovered from our system is drawn out of the vessel and put through our gas-polishing unit. The molten silicates, inorganics and metals, if any, are removed at the lower side of the Plasma Converter vessel through a melt discharge port and recovery procedure.

Recovered products can be used or sold as commodities for use in various manufacturing processes. It is expected that most of the Plasma Converted Gas will be used as a fuel gas and to a lesser degree, as a chemical feed stock; silicate materials recovered will be used in the ceramics, abrasives or the construction industries; the metallic components can be used or be readily available for sale with little or no additional processing. There is a newly developing interest in PCG(TM) to produce hydrogen by use of our patented StarCell(TM) system. The economic justification for the use of our systems in hazardous waste applications does not depend on any revenues from the use or sale of the recovered commodity products, but the emergence of StarCell(TM) Hydrogen may modify that attitude.

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

What is Plasma?

Plasma is simply a gas (air) that the Plasma Converter ionizes so it becomes an effective electrical conductor and produces a lightning-like arc of electricity that is the source of the intense energy transferred to the waste material as radiant energy. The arc in the plasma plume within the vessel can be as high as 30,000 degrees Fahrenheit ... three times hotter than the surface of the Sun. When waste materials are subjected to the intensity of the energy transfer within the vessel, the excitation of the wastes molecular bonds is so great that the waste-materials' molecules break apart into their elemental components (atoms). It is the absorption of this energy by the waste material that forces the waste destruction and elemental dissociation.

How The Process Works

The basic Plasma Converter system consists of the following:
     In-feed System
     Plasma Vessel
     Cooling Process
     Filtration Process
     Neutralization Process

Figure 1. Process Overview of PCS


                                [GRAPHIC OMITTED]


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

Our Plasma Converter that is being used for our demonstration and training unit in our Bristol, Connecticut facility continues to be a very active marketing tool in showcasing our technology to potential customers, investors, and governmental agencies. We have been proactive in utilizing this facility for training such as Eico Systems Corp. and also running some surrogate testing for specific customers. We expect testing activity to increase in 2004 as more and more companies and governmental agencies look to validate our technology for their specific applications.

StarCell(TM) development and technology

StarCell(TM) is the Company's patented hydrogen selective membrane device that separates hydrogen from Plasma Converted Gas (PCG(TM)). PCG(TM) is a synthesis-fuel gas mixture produced from processing material through the Plasma Converter. The increasing importance of the need for alternative energy sources and the emergence of the "Hydrogen Economy" drove our development of StarCell(TM).

There are essentially two principal uses of energy:
     o    first, stationary energy for electrical power generation and heating;
     o second, mobile energy such as that used for transportation propulsion systems ... the energy you can put in a fuel tank and take with you.

Any discussion on energy-related issues, such as air pollution, dependable energy supplies, and global climate change, further illuminates the need for alternative fuels. Hydrogen offers very large benefits by eliminating polluting emissions and greenhouse gases, and, with the StarCell(TM) technology, hydrogen can become a more readily and cheaply available alternate primary energy fuel. Hydrogen, like electricity, is a premium-quality energy carrier. It can be used with high efficiency, and with zero tailpipe and zero stack emissions.

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

StarCell(TM) is not a fuel cell; it is a ceramic membrane filtration system that extracts hydrogen from PCG(TM). Because hydrogen is such a small molecule, smaller than all the others in the PCG(TM) gas mixture, it can be pushed through the filtering membrane to allow the hydrogen to be separated from the PCG(TM).

PCG(TM) is produced from wastes; it is a gas mixture containing a large quantity of hydrogen. Hydrogen is a valuable commodity with many commercial uses. It also is a pristine fuel that produces no carbon by-products. Pound-for-pound, hydrogen contains more energy punch than all the other fuels; and, when used in fuel cells or engines produces only clean water vapor.

StarCell(TM) Hydrogen can feed fuel cells and hydrogen engines. StarCell(TM) Hydrogen is a fuel that can produce clean electricity and clean propulsion systems. The combination of the Plasma Converter with StarCell(TM) can produce hydrogen on a large scale from the wastes of the world, and at a very low cost. Our customers who use a Plasma Converter with a StarCell(TM) will get paid for processing the incoming waste at the front end, and will be paid for the hydrogen at the back end. People sometimes forget that waste, even hazardous waste, is an ever-present, and much overlooked, valuable and renewable resource.

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

Competition

We believe we are the industry leader in the use of plasma technology to rid the world of its waste problem and/or create valuable alternative power sources and industrial products. There are other plasma-based technologies in various stages of development that claim to achieve some, but not all, of the benefits achieved by our system. However, the fact that the commercial use of plasma for waste destruction resulting in power and product creation is in its early stages makes competitive comparisons difficult. We welcome the presence of other plasma technologies. The market for plasma technology is huge and the existence of competing technologies provides credibility to the industry.

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

     o    Depth and breadth of manufacturing knowledge and experience

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

We believe the following companies are potential competitors in the plasma industry:

     1)   Integrated Environmental Technologies (IET); and

     2)   MSE Technology Applications, Inc.

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

On or about June 4, 2002, we submitted an application for a patent to the United States Patent and Trademark Office. The patent involves a torch positioning apparatus designed and developed by our engineers. This is the only patent we have applied for to date. We have designed and developed other proprietary intellectual property that will be protected as trade secrets. We may, in the future, US and file foreign applications for these patents. We plan to continue our development and protection of our intellectual property. We have not authorized or licensed the use of our proprietary information to any third parties and have no plans to do so. We retain the exclusive worldwide rights for development and commercialization of our technologies.

We are the licensee on one patent. The inventions and related know how could enhance the commercial capability of our core plasma system for certain applications. The patent relates to a Hydrogen-Selective Ceramic Membrane that was developed by Media and Process Technology, Inc., and its predecessor, ALCOA Corporation. This technology provides for the high temperature dehydrogenation of our Plasma Converted Gas and forms the basis for our StarCell(TM) system.

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

Government regulation

Our customers are required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act, as amended and the Occupational Safety and Health Act of 1970, which may require us, our prospective working partners or its customers to obtain permits or approvals to utilize the Plasma Converter system and related equipment on job sites. In addition, because we are marketing the Plasma Converter system internationally and expect those sales to represent a significant portion of our revenues, our customers will be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that these required permits and approvals would be obtained. Furthermore, particularly in the environmental remediation market, we may be required to conduct performance and operating studies to assure government agencies that the Plasma Converter system and its by-products do not prove to be environmental risks. There is no assurance that these studies, if successful, will not be more costly or time-consuming than anticipated. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, our prospective working partners and/or its customers may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. There can be no assurance that our system's performance will satisfy all of the applicable regulatory requirements.

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

Manufacturing operations

Our products and systems are presently being manufactured by third party vendors who build specific component parts to our specifications. Some of the manufacturing components are constructed at our 30,000 square foot manufacturing facility located in Bristol, Connecticut. We also assemble, ship and test our systems there.

Research and development

While the principal research and development to produce commercial Plasma Converters has been completed, we will continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have to date been entirely paid for and sponsored by the company. We will continue to develop and design operational improvements that will be primarily in the area of the use of the Plasma Converted Gas produced by the Plasma Converter also used by StarCell. Expenditures for research and development will be geared to achieving lower costs designs and higher efficiencies consistent with our business model of offering complete systems solutions. In the twelve months ended October 31, 2003 we expensed $310,219 for research and development. As we expand our research and development focus in fiscal year 2004 our efforts are expected to be devoted to the development of patentable proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen. In addition we will continue conducting ongoing tests, demonstrations and enhancements of the Plasma Converter for potential customers and governmental agencies.

Employees

As of January 15, 2004, the Company had 15 full-time employees, of these full-time employees, 7 are in engineering, 1 is in research and development, 1 is in manufacturing and production, 1 is in sales and marketing and 5 are in management or administrative positions. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment, and prohibiting them from competing with us. Our employees are not represented by any labor union or collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2 - PROPERTIES:
--------------------

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

Our Manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $5,265. The Lease will expire on July 1, 2004.

The following table listed below is the annual rent expense for the corporate headquarters at Wilton, Connecticut, and the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol, Connecticut:

                   Year                         Annual Rent
                   ----                         -----------
                   2004                           290,436
                   2005                            29,700
                   2006                                 0

ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, CT by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association. On January 6, 2003 a temporary injunction was granted to Startech to stop the arbitration process and conduct a hearing as to whether a permanent injunction should be granted to enjoin the arbitration proceeding from continuing. A hearing was held for this purpose on February 24, 2003. However, no final determination was made as the moving party requested a continuance. As of the date of this filing the temporary injunction is still in place and no final determination has been made.

There are no other material pending legal, regulatory or administrative matters to which we are a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth (4th) quarter of the year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
         MATTERS:
------------------------------------------------------------------------

(a)  Market Information
     ------------------

From November 2000 through July 2, 2003 our common stock was traded on the NASDAQ - Small Cap under the symbol STHK. On July 3, 2003 our common stock began trading on the Over the Counter Bulletin Board under the symbol STHK. The table below shows the high and low closing price of our Common Stock during the quarters indicated.

Fiscal Year Ended October 31:          2003                      2002
-----------------------------          ----                      ----
                                 High         Low          High         Low
                                 ----         ---          ----         ---

First Quarter                   $ 1.28      $ 0.84        $ 3.67      $ 1.95
Second Quarter                  $ 1.55      $ 1.03        $ 3.63      $ 2.47
Third Quarter                   $ 1.30      $ 0.77        $ 3.38      $ 1.40
Fourth Quarter                  $ 1.45      $ 1.00        $ 2.05      $ 1.20


                                                         Closing Price
                                                         -------------
     Quarter Ended                                  High                Low
     -------------                                  ----                ---

     January 31, 2004 (January 29, 2004)          $ 4.55             $ 1.15


(b)  Stockholders
     ------------

As of January 24, 2004, there were 699 holders of record of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends
     ---------

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the future to finance its operations.

(d)  Securities Authorized for Issuance under Equity Compensation Plans
     ------------------------------------------------------------------

                                                                                    Shares of Common Stock
                                                                                    remaining available for
                               Shares of Common Stock to be                          future issuance under
                                  issued upon exercise of      Weighted-average    equity compensation plans
                                   outstanding options,        exercise price of     (excluding securities
                                  warrants and rights (in    outstanding options,   reflected in column (a))
                                        thousands)           warrants and rights        (in thousands)
Plan Category                               (a)                       (b)                     (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans                 357,000                    $1.98                  643,000
approved by security holders

Equity compensation plans not            3,786,286                   4.90                    8,089
approved by security holders
------------------------------------------------------------------------------------------------------------
                        Total            4,143,286                   4.65                   651,089



ITEM 6 - SELECTED FINANCIAL DATA:
---------------------------------

The selected financial data set forth below for the five years ended October 31, 2003 is derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

                                                                  Year Ended October 31,
                                      ----------------------------------------------------------------------------
                                           2003            2002            2001            2000            1999
                                      ------------    ------------    ------------    ------------    ------------
Net sales                             $     70,000    $    136,471    $  2,400,000    $  1,069,441    $  2,268,964

Loss from operations                     3,076,921       4,038,425       2,437,759       2,731,336       1,346,399

Other income (expense)                    (344,936)        136,673         167,067         319,093          68,071

Net loss                              $  3,421,714    $  3,915,300    $  2,298,480    $  2,430,576    $  1,289,192
                                      ============    ============    ============    ============    ============
Earnings loss per share of weighted
average shares of common
stock outstanding                            (0.29)          (0.40)          (0.30)          (0.63)          (0.19)

Weighted-average number of
shares of common stock
outstanding                             11,641,052       9,746,165       8,359,111       7,430,838       6,875,999

Total assets                          $  4,885,586    $  3,138,230    $  4,663,005    $  7,077,881    $  6,374,818

Total liabilities                        1,497,349         743,802         740,957       1,196,596         359,458

Long-term obligations                        4,316          17,580          43,299          13,225           7,718
Cash dividends per share
for common stock                                 0               0               0               0               0


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
--------------------------------------------------------------------------------

Critical Accounting Policies

     Startech's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8--Financial Statements and Supplementary Data.

     Inventories--Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Judgment is involved in evaluating backlog and in assessing the recoverability of inventory held at the balance sheet date. Startech provides inventory allowances based on the determination of excess and obsolete inventories as determined through the evaluation of future sales and changes in technology.

     Research and Development Costs--Research and development costs are expensed as incurred.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of--Startech reviews the valuation of long-lived assets, including property and equipment and capitalized equipment, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No.86. Startech is required to assess the recoverability of long-lived assets and capitalized equipment costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;
     o significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
     o    significant negative industry or economic trends; and
     o    significant decline in our stock price for a sustained period.

     In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 86, when we determine that the carrying value of certain other types of long-lived assets may not be recoverable we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off.

Results of Operations

Comparison of Years Ended 2003 and 2002

Revenues. Our total revenues were $ 70,000 for the year ended October 31, 2003, as compared to $136,471 for the same period in 2002, a decrease of $ 66,471 or 48.7%. There were no Plasma Converter Systems shipped in fiscal year 2003, revenues were limited to testing for Concurrent Technologies Corporation.

Gross profit. Our gross profit was $21,324 for the fiscal year ended October 31, 2003 as compared to a gross loss of $330,348 for the same period in 2002, a increase of $351,672 or 106.5%. The gross margin increase for fiscal year 2003 was a result of the completion of the CTC demonstration program. The gross margin decrease for fiscal year 2002 was due to unexpected costs related to modifications of the Plasma Converter and higher customer installation costs related to the Eico system located in Japan.

General and administrative expenses. Our general and administrative expenses for the year ended October 31, 2003 were $1,998,893 compared to $2,636,550 for the same period in 2002, a decrease of $637,657, or 24.2%. This decrease resulted from the reduction in staff and related salaries, taxes, and employee benefits. Reductions also occurred in the areas office of expenses, legal expenses and supplies.

Research and development expenses. Our research and development expenses for the year ended October 31, 2003 were $310,219 an increase of $149,434 or 92.9%, from the same period in 2002. These expenditures are a result of costs incurred for the continued research, development and design of StarCell (TM). In addition, costs were incurred from further development of utilization efficiencies plasma medium gases in our operations, as well as continued improvements to our gas polisher components.

Selling expenses. Our selling expenses for the year ended October 31, 2003 were $789,133 a decrease of $121,609 or 13.4%, for the similar period in 2002. The decreased costs related to selling expenses were as result of lower consulting expenses and printing expenses.

Interest income. Our interest income for the year ended October 31, 2003 was $9,220, as compared to $26,569 in the similar period 2002 a decrease of $17,349 or 65.3%. The decrease is due to lower cash balances and lower interest rates earned on our investments resulting from the Federal Reserve lowering short-term interest rates.

Income taxes. Income taxes for the year ended October 31, 2003 resulted in a credit balance of $143 as compared with $13,548 in the similar period 2002. The tax credit balance was a result of refunds received during fiscal year 2003. We have minimal tax obligations due to the fact that we have not had profitability to this point. We have loss carry forwards of approximately $15.5 million to offset against future profits.

One time management restructuring charges amounted to $346,052 for the year ended October 31, 2003 versus $0 for the year ended October 31, 2002. This one time charge is for expenses related to severance, legal, and various other expenses as a result of restructuring charges.

Comparison of Years Ended 2002 and 2001

Revenues. Our total revenues were $ 136,471 for the year ended October 31, 2002, as compared to $2,400,000 for the same period in 2001, a decrease of $ 2,263,529 or 94.3%. As no Plasma Converter Systems were shipped in fiscal year 2002, revenues were limited to additional components for the Eico System.

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

Research and development expenses. Our research and development expenses for the year ended October 31, 2002 were $160,785 an increase of $9,618 or 6.4%, from the same period in 2001. The increase is related to costs associated with the installation for the Eico project. In addition costs were incurred for the continued research, development and design of StarCell (TM). StarCell(TM) is our latest product development that will improve the marketability and versatility of our Plasma Converter System, as well as StarCell(TM) ability to operate as a stand-alone system for the production of hydrogen.

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

Comparison of Years Ended 2001 and 2000

Revenues. Our total revenues were $ 2,400,000 for the year ended October 31, 2001, as compared to $1,069,441 for the same period in 2000, an increase of $ 1,330,559 or 124.4%. The increase is due to the shipment of a 10,000 pound-per-day Plasma Converter to Eico Systems Corporation located in Japan. This Eico contract represented all of the revenues for the year ended October 31, 2001.

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

Research and development expenses. Our research and development expenses for the year ended October 31, 2001 were $151,167 up 102.8%, from the same period in 2000. The increase is related to costs associated with our engineering and design advances of the Plasma Converter sub-systems. Further, additional costs were for the research, development and design of StarCell (TM). StarCell(TM) is our latest product development that will improve the marketability and versatility of our Plasma Converter system, as well as Starcell(TM) ability to operate as a stand-alone system for the production of hydrogen.

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

Project Update

Hydrogen from Tires

On December 2, 2003, we announced that we had signed a contract valued at approximately $500,000 with Media and Process Technology Inc. for the U.S. Department of Energy to produce and demonstrate our commercial-size StarCell(TM) system, and also produce hydrogen derived from processing tires through the Startech Plasma Converter System (TM). The work will be performed in Startech's Technology Park facility in Bristol, Connecticut with the Company's StarCell(TM) partner, Media and Process Technology Inc.

The tires will be put into the Startech Plasma Converter where they will be irreversibly destroyed and converted into Plasma Converter Gas (PCG)(TM). PCG is a clean synthesis gas mixture rich in hydrogen. The PCG will then be fed into the Company's StarCell(TM) system to separate the hydrogen from the PCG to produce StarCell(TM) Hydrogen for energy and power. The balance of the PCG comprised principally of carbon-based molecules can also be used for energy and power.

StarCell(TM) is the Company's proprietary ceramic filtration system: it is not a fuel cell. StarCell(TM) is a patented hydrogen selective membrane that separates hydrogen from the PCG produced in processing wastes in the Converter.

Startech included in Water and Energy Bill

President Bush, on December 1, 2003 signed the "Water and Energy Bill" into Law 108-137 that specifies $500,000 for the "Startech Hydrogen Project." This Project will process many different kinds of feedstock, both hazardous and non-hazardous, through our Plasma Converter System for the specific purpose of demonstrating the hydrogen content of the Plasma Converter Gas (PCG)(TM) produced from each kind of material. PCG is a clean synthesis gas mixture containing hydrogen.

Hydrogen used for power is the most pristine of all fuels. In producing power the only resulting by-product is H2O or better known as fresh water. This contract will also be administered through the Department of Energy.

Mihama Contract

On November 10, 2003 we announced we signed a $1,250,000 contract with Mihama Inc. of Japan to modify the existing Plasma Converter System in Japan, formerly owned by Eico Systems Corp to safely and irreversibly destroy incinerator ash, PCBs, and PCB contaminated materials. Mihama is a Startech distributor for Japan and has acquired the Plasma Converter System formerly owned by Eico System Corp, now liquidated. PCBs is an abbreviation for a family of manufactured industrial products called polychlorinated biphenyls. The major use of PCBs has been in industrial electric equipment especially in transformers, capacitors, voltage regulators and electromagnets. PCBs are dangerous and harmful, and PCBs have been found in water, soil, animals and in the food chain. PCBs are pernicious materials that enter the body through the digestive system, lungs and even through the skin. They interfere with many biological functions, including the immune system, nervous system, endocrine systems and fetuses appear to be particularly vulnerable to these actions. There is the tendency for PCBs to accumulate in the fatty tissue of humans, animals and fish. PCB biomagnifications concentrations have even been found accumulated in "mother's milk." In 2001, the Japanese Ministry of Environment reported that there are about 270,000 high-voltage transformers and capacitors stored in Japan containing 70% of the PCB that ever was deployed in the country. In October 2002 the Ministry of Environment notified six prefectures that they have to develop plans and facilities to take care of the PCB containing products and maintain control of them until they are safely are irreversible destroyed.

EICO-Plasma (Poland) Contract

The project although significantly delayed is still expected to be initiated at the completion of financing. The customer has completed the identification of their waste stream and with the Municipality of Bytom as part owner has secured the site and permits. This customer had relied on Governmental Eco-Funds to provide a significant portion of the financing but has not been able to arrange the allocation although the project was previously approved. At this time, new financing approaches are delaying the initiation of the project, however the customer anticipates financial closure this year.

Ekologia (Poland) Contract

This project to remediate hazardous waste in the Bydgoszcz, Poland area is also seeking financing. The customer has multiple activities underway to secure the funding and is anticipating a 2004 authorization to proceed. This project also has completed the securing of the waste streams, site approval and permitting.

Chempol (Poland) Contract

Chempol (Tuczepy, Poland) has a site that is fully permitted and has been authorized to initiate waste acceptance and storage. Recently, the Chempol organization has restructured to accept new investors and is now redeveloping their business plan and operating strategy. They anticipate securing their financing this year and expect to proceed with the PCS acquisition.

Desert Charm (South Africa)

Desert Charm has acquired the project assets of the Amandla Company in South Africa and is proceeding to complete the development of the initial 50 TPD Waste Processing Facility. The South African project has successfully completed all the technical evaluations and recently also completed their site specific EIA. Their efforts have now received governmental acceptance. Final stage financing is underway and expected to close in a few months. Startech has agreed to participate in this initial project and has offered a system discount in exchange for project equity.

China

Working through our representative in China, Startech has achieved a series of high level meetings with the Central Government Ministry of Environmental Protection (SEPA). These in-depth discussions have led to visitations to our Bristol demonstration facility whereby they where able to witness system operations. Additional communications are presently underway.

Ireland

It is the determination of the Company that the two projects that were announced previously do not have the requisite financial structure and accordingly have ceased to be viable projects.

Vitech Enterprises, Inc.

Startech has been working in cooperation with Vitech Enterprises Inc., a privately held North Carolina corporation for the joint development of an initial 10 TPD Plasma Converter facility to process out-of-date, recalled and unwanted pharmaceuticals. These are sometimes called "reverse logistical materials". The Company will own a 25% interest in Vitech in exchange for a discount on the sale of the initial 10 TPD Plasma Converter System (PCS) along with engineering support and assistance to Vitech in its effort to secure the initial facility.

With the cooperation of Vitech, Startech has recently brought a potential investor to Vitech to finance the complete 10 TPD facility, including Vitech's purchase of a system. Discussions between Vitech and the potential investor have been and continue to be in progress. Depending on how quickly the financial arrangement between Vitech and the potential investor are completed, the initial facility could be on-line in early 2005.

Vitech's plans call for multiple, strategically located facilities for each to process 10 to 25 tons per day in a market it estimates to exceed 3.5 million tons per year for finished, recalled and unwanted pharmaceuticals.

End of Life Electronics

On October 21, 2003, the Company announced that it had received the acceptance and approval of its Final Report on its successful completion of a $70,000 contract from the Concurrent Technologies Corporation (CTC) to demonstrate the Plasma Converter's ability to safely process and irreversibly destroy "end of life electronics" often referred to as "e-waste."

Under contract with the Department of Defense, CTC operates the National Defense Center for Environmental Excellence.

Waste Age said, "The United States generates more e-waste than any other nation, according to the EPA. More than 500 million computers will become obsolete by 2007, which will result in at least 1.58 billion pounds of lead and 6.32 billion pounds of plastic needing disposal, and that amount is expected to rise. The EU estimates that the e-waste accounts for 6 million tons of garbage across Europe" E-waste is a new additional market for the Company.

Other Developments

New Directors and Committees

On September 4, 2003, Joseph F. Longo appointed four new Directors to the Board. They are Messrs. Ballew, Equale, Perna and Slepicka. Their biographies are shown in our Proxy Statement as well as the press release issued on September 4, 2003. On November 5, 2003 we appointed a new Audit Committee comprising of Joseph A. Equale, as Chairman, with Douglas R. Ballew, and Nicholas S. Perna as members. Also on November 5, 2003 a Compensation Committee was appointed, comprising of Kenneth J. Slepicka as its Chairman with Joseph A. Equale and Nicholas S. Perna as members. Joseph F. Longo was appointed as Chairman of the Board. The Board is now comprised of these five individuals.

New Law Firm

Kramer Levin Naftalis & Frankel LLP was engaged as the Company's attorneys of record in July of 2003. Kramer Levin is a world-class, full service law firm with offices in New York and Paris. With more than 280 attorneys in more than 20 practice areas the Firm has the knowledge and expertise to provide a full range of solutions, support and advice to the Company.

New Public Relations Firm

In November of 2003, the Company engaged the Schwartz Communications Company of Boston, Massachusetts. Schwartz Communications is the Nation's second largest independent public relations firm focused on high-tech, medical and biotechnology companies. Founded in 1990, Schwartz Communications has offices in Waltham Massachusetts and San Francisco. It currently represents such companies as Biogen, Blue Martini, Check Free, Gateway, and MapInfo.

New Chief Financial Officer

On November 3, 2003, we announced that the Board of Directors appointed Peter J. Scanlon to the position of Chief Financial Officer effective November 1, 2003. Mr. Scanlon is 54 years old and has served as the Vice President of Finance and Administration for the past five years. His extensive financial experience includes 18 years with IBM where he was manager of the International Financial Systems Group developing financial systems and procedures for IBM's European manufacturing operations. Mr. Scanlon has a Bachelor of Science Degree in Accounting from Manhattan College, and lives with his wife of 32 years and his daughter in Watertown, Connecticut. Former Chief Financial Officer Robert L. DeRochie departed the Company upon the completion of his Employment Contract on October 31, 2003. Mr. DeRochie is available to assist the Company as a consultant on an as-needed basis.

Effects of Inflation

Due to the low rate of inflation there has been very little effect on the Company's net revenues for fiscal 2003.

Liquidity and Capital Resources

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

The Company had net working capital of $1,446,346 as of October 31, 2003 and had cash and cash equivalents of $2,601,558 as of October 31, 2003.

Working capital was provided primarily from the Private Placements that were completed in 2003, from which we raised net proceeds of $4,341,256 after commissions and expenses. We have and will continue to be dependent upon the deposits and progress payments from the sale of equipment and the private sale of securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the above sources as well as additional private placements, demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

We believe the completed private placements which raised over $4,500,000 after expenses will provide enough operating capital to sustain company operations at the current level for more than 1 year. It must be noted, however, that if the progress payments are not received in a timely manner or additional sales of Plasma Converters or funding is not available we may have to significantly cut expenses to maintain our operations.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of additional equity securities. However, there is no assurance that this financing will be available when needed or that management will be able to obtain this or any additional financing on terms acceptable to the Company. As stated, we believe these financing needs will be satisfied but there can be no assurance this will be the case.

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

ITEM 7A. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK:
---------------------------------------------------------------------

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
-----------------------------------------------------

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

The Audit Committee of the Board of Directors meets regularly with management and its independent auditors to discuss audit scope and results, internal control evaluations, and other accounting, reporting, and financial matters. The independent auditors have access to the Audit Committee without managements' presence.

                                /s/ Joseph S. Klimek
                                Joseph S. Klimek
                                President and Chief Executive Officer


                                /s/ Peter J. Scanlon
                                Peter J. Scanlon
                                Chief Financial Officer and Vice President

Financial Statements and Supplementary data and the Independent Auditors Report thereon are listed and included Part IV, Item 15 of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
------------------------------------------------------------------------

None

ITEM 9A. CONTROLS AND PROCEDURES:
---------------------------------

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

The information required to be filed by Part III (Items 10, 11, 12, 13 and 14) are hereby incorporated by reference from the Company's definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after October 31, 2003.

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 2003, 2002 and 2001

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 2003, 2002 and 2001



                                                                            Page
                                                                            ----

Independent auditors' report                                                F-2

Consolidated balance sheets                                                 F-3

Consolidated statements of operations                                       F-4

Consolidated statements of changes in stockholders' equity
  and other comprehensive income                                            F-5

Consolidated statements of cash flows                                       F-6

Notes to consolidated financial statements                                  F-7

KOSTIN RUFFKESS & COMPANY, LLC                        Pond View Corporate Center
                                                      76 Batterson Park Road
Business Advisors and Certified Public Accountants    Farmington, CT  06032

                             Farmington - New London  Main Line:  (860) 678-6000
                                                      Toll Free:  (800) 286-KRCO
                                                      Fax:        (860) 678-6110
                                                      Web:        www.kostin.com



To the Board of Directors
Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation as of October 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2003 and 2002, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/ Kostin Ruffkess & Company, LLC
----------------------------------
Farmington, Connecticut
December 15, 2003, except note 13
   As to which the date is
   December 19, 2003.


                             STARTECH ENVIRONMENTAL CORPORATION
                                 Consolidated Balance Sheets
                                  October 31, 2003 and 2002

                                                                    2003            2002
                                                                ------------    ------------
     Assets
Current assets:
   Cash and cash equivalents                                    $  2,601,558    $    509,321
   Accounts receivable                                                     0         290,000
   Inventory                                                         320,048         273,706
   Prepaid expenses                                                   15,000           5,000
   Other current assets                                                2,773          17,380
                                                                ------------    ------------

Total current assets                                               2,939,379       1,095,407

Equipment, at cost, net of accumulated depreciation                1,669,787       1,794,067

Other Assets                                                         276,420         248,756
                                                                ------------    ------------

      Total Assets                                              $  4,885,586    $  3,138,230
                                                                ============    ============

    Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                             $     40,167    $    260,116
   Customer Deposits                                               1,040,000         120,000
   Capital lease - short-term                                         15,994          44,885
   Other accrued expenses                                            396,872         301,221
                                                                ------------    ------------

      Total current liabilities                                    1,493,033         726,222

Long-term liability:
   Capital lease payable net of current portion                        4,316          17,580
                                                                ------------    ------------

      Total liabilities                                            1,497,349         743,802
                                                                ------------    ------------

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
  2,645, and 35,655 at October 31, 2003 and 2002 respectively
  (aggregate liquidation preference of $26,453 and $360,553
  at October 31,2003 and 2002, respectively)                          26,453         356,553
Common stock; no par value; 800,000,000 shares authorized
  shares issued and outstanding: 16,134,122 at October 31,
  2003 and 10,293,392 at October 31, 2002                         19,536,077      14,790,453
Additional paid-in-capital                                         1,742,745       1,742,745
Deficit                                                          (17,917,038)    (14,495,324)
                                                                ------------    ------------

      Total stockholders' equity                                   3,388,237       2,394,427
                                                                ------------    ------------
      Total Liabilities and Stockholders' Equity                $  4,885,586    $  3,138,230
                                                                ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.


                           STARTECH ENVIRONMENTAL CORPORATION

                          Consolidated Statements of Operations

                   For The Years Ended October 31, 2003, 2002 and 2001

                                                        Year Ended October 31,
                                             --------------------------------------------
                                                 2003            2002            2001
                                             ------------    ------------    ------------

Revenue                                      $     70,000    $    136,471    $  2,400,000

Cost of goods sold                                 48,676         466,819       1,462,596
                                             ------------    ------------    ------------

Gross profit (loss)                                21,324        (330,348)        937,404


Operating Expenses :
      Selling Expense                             789,133         910,742         853,114
      Research and Development                    310,219         160,785         151,167
      General and Administrative                1,998,893       2,636,550       2,370,882
                                             ------------    ------------    ------------
Total Operating Expenses                        3,098,245       3,708,077       3,375,163
                                             ------------    ------------    ------------

Loss from operations                           (3,076,921)     (4,038,425)     (2,437,759)
                                             ------------    ------------    ------------

Other income (expense):
  Interest income                                   9,220          26,569         182,193
  Interest expense                                 (6,926)        (12,762)        (15,126)
  Other Income                                     (1,178)        122,866            --
  Management restructuring                        346,052               0               0
                                             ------------    ------------    ------------
     Total other income(expense)                 (344,936)        136,673         167,067
                                             ------------    ------------    ------------

Income tax (benefit) expense                         (143)         13,548          27,788
                                             ------------    ------------    ------------

Net loss                                     ($ 3,421,714)   ($ 3,915,300)   ($ 2,298,480)

Less: preferred dividends                               0          22,310         257,504
                                             ------------    ------------    ------------

Loss attributable to common stockholders     ($ 3,421,714)   ($ 3,937,610)   ($ 2,565,984)
                                             ============    ============    ============

Net Loss per share--basic                    ($      0.29)   ($      0.40)   ($      0.30)
Weighted average common shares outstanding     11,641,052       9,746,165       8,359,111
                                             ============    ============    ============


  The accompanying notes are an integral part of the consolidated financial statements


                                              STARTECH ENVIRONMENTAL CORPORATION
                                  Consolidated Statements of Changes in Stockholders' Equity
                                      For The Years Ended October 31, 2003, 2002 and 2001

                                                                                                       Additional
                                          Common                       Preferred                        Paid-In
                                          Shares          Amount         Shares          Amount         Capital         Deficit
                                       ------------    ------------   ------------    ------------    ------------   ------------

Balance, October 31, 2000                 8,085,660    $  7,532,267        502,220    $  4,641,483    $  1,742,745   $ (8,035,210)
                                       ============    ============   ============    ============    ============   ============
Preferred shares converted to common
   shares                                 1,178,720       4,423,877       (477,150)     (4,423,877)           --             --
Shares issued during the year
   for services rendered                      8,050          29,987           --              --              --             --
Shares issued for cash                       30,000         210,000           --              --              --             --
Shares issued for 401(k) plan                15,450          68,941           --              --              --             --
Shares retired                              (35,000)           --             --              --              --             --
Net loss during the year
   ended October 31, 2001                      --              --             --              --              --       (2,298,480)
Accretion of dividend on preferred
   shares                                      --              --             --              --              --             --
Dividends                                      --              --           22,441         257,504            --         (227,189)
                                       ------------    ------------   ------------    ------------    ------------   ------------
Balance, October 31, 2001                 9,282,880    $ 12,265,072         47,511    $    475,110    $  1,742,745   $(10,560,879)
                                       ============    ============   ============    ============    ============   ============
Preferred shares converted to common
   shares                                    38,163         140,867        (14,087)       (140,867)           --             --
Shares issued during the year
   for services rendered                      4,200          15,624           --              --              --             --
Shares issued for cash                      927,969       2,283,712           --              --              --             --
Shares issued for 401(k) plan                40,180          85,178           --              --              --             --
Net loss during the year
   ended October 31, 2002                      --              --             --              --              --       (3,915,300)
Dividends                                      --              --            2,231          22,310            --          (19,145)
                                       ------------    ------------   ------------    ------------    ------------   ------------
Balance, October 31, 2002                10,293,392    $ 14,790,453         35,655    $    356,553    $  1,742,745   $(14,495,324)
                                       ============    ============   ============    ============    ============   ============
Preferred shares converted to common
   shares                                   177,702         330,100        (33,010)       (330,100)           --             --
Shares issued for 401(k) plan                69,848          74,268           --              --              --             --
Shares issued for cash                    5,593,180       4,341,256           --              --              --             --
Net loss during the year
   ended October 31, 2003                      --              --             --              --              --       (3,421,714)
Dividends                                      --              --             --              --              --             --
                                       ------------    ------------   ------------    ------------    ------------   ------------
Balance, October 31, 2003                16,134,122    $ 19,536,077          2,645    $     26,453    $  1,742,745   $(17,917,038)
                                       ============    ============   ============    ============    ============   ============


                    The accompanying notes are an integral part of the consolidated financial statements.


                          STARTECH ENVIRONMENTAL CORPORATION

                         Consolidated Statements of Cash Flows

                  For The Years Ended October 31, 2003, 2002 and 2001

                                                        Year Ended October 31,
                                              -----------------------------------------
                                                  2003           2002           2001
                                              -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                   $(3,421,714)   $(3,915,300)   $(2,298,480)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Expenses paid for through the
       issuance of common stock                         0         15,624         29,987
     (Gain) Loss on sale of assets                   (193)         4,633           --
     401(k) match through issuance
       of common shares                            74,268         85,178         68,941
     Depreciation                                 196,733        190,588        141,640
     Preferred stock accrual                            0          3,165         30,315
     (Increase) decrease in:
        Accounts receivable                       290,000         10,000         38,000
        Prepaid expense                           (10,000)          --           (5,000)
        Inventory                                 (46,342)         5,796         (5,796)
        Other current assets                       14,607        (15,519)        12,015
        Other assets                              (27,664)      (171,305)        (4,256)
     Increase (decrease) in:
        Accounts payable                         (219,949)       144,627       (333,727)
        Customer Deposits                         920,000        120,000              0
        Accrued expenses                           95,651       (242,028)      (166,999)
                                              -----------    -----------    -----------

Net cash used in operating activities          (2,134,603)    (3,764,541)    (2,493,360)
                                              -----------    -----------    -----------

Cash flows used in investing activities:
     Proceeds from sale of asset                    5,593            500           --
     Purchase of equipment                        (74,242)      (172,385)      (685,345)
                                              -----------    -----------    -----------
Net Cash used in investing activities             (68,649)      (171,885)      (685,345)
                                              -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from common stock issuance        4,341,256      2,283,712        210,000
     Repayment of capital lease payable           (45,767)       (45,293)       (45,121)
                                              -----------    -----------    -----------

Net cash provided by financing activities       4,295,489      2,238,419        164,879
                                              -----------    -----------    -----------

Net decrease in cash and cash
  equivalents                                   2,092,237     (1,698,007)    (3,013,826)

Cash and cash equivalents, beginning              509,321      2,207,328      5,221,154
                                              -----------    -----------    -----------

Cash and cash equivalents, ending             $ 2,601,558    $   509,321    $ 2,207,328
                                              ===========    ===========    ===========

 The accompanying notes are an integral part of the consolidated financial statements

                                         F-6

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


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

Management Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 2003, 2002 and 2001, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the fiscal 2002, and fiscal 2001 financial statements to conform to the presentation used in the fiscal 2003 financial statements. The reclassifications had no effect on shareholders' equity or net losses as previously reported.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies:   (Continued)
----------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The primary investments will be high quality commercial paper, money markets, U.S. Treasury Notes, and T-Bills. Regarding supplementary cash flows information, income taxes paid were $8,840 for the year ended October 31, 2003, $13,548 for the year ended October 31, 2002, and $27,788 for the year ended October 31, 2001. Interest paid for the three years ended October 2003 was $6,926, $12,762 and $15,126 respectively. The Company also had the following non-cash transactions:

2003
----
                                                                       Shares      Amount
                                                                       ------      ------
Common shares issued for 401(k) match                                  69,848    $   74,268
Series A convertible preferred shares converted to common shares      177,302       330,100
Equipment acquired through capital lease                                 --           3,612


2002
----
                                                                       Shares      Amount
                                                                       ------      ------

Common shares issued for services rendered in 2002                      4,200    $   15,624
Common shares issued for 401(k) match                                  40,180        85,178
Series A convertible preferred shares converted to common shares       14,087       140,867
Equipment acquired through capital lease                                 --          25,539


2001
----
                                                                       Shares      Amount
                                                                       ------      ------

Common shares issued for services rendered in 2001                      8,050    $   29,987
Common shares issued for 401(k) match                                  15,450        68,941
Series A convertible preferred shares converted to common shares      477,150     4,423,877
Equipment acquired through capital lease                                 --          90,208
Accrued dividends on the preferred stock                                 --           3,170
Shares returned and cancelled in 2001                                 (35,000)         --


                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies:   (Continued)
----------------------------------------------------

Inventory
---------

Inventory consists of raw materials and work in process, and is stated at lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment
---------

Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years. Expenditures for major renewals and betterments which extend the useful lives of the equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Other Assets
------------

Other assets consist of security deposits on office leases and utility deposits in 2003, 2002 and 2001. In addition we have incurred $206,850 of project costs related to two specific projects we are currently undertaking. Upon completion of these projects our investments in them will be accounted for under the equity method.

Income Taxes
------------

Income taxes consist of State taxes on capital. The Company has net operating loss carry-forwards of approximately $15.5 million expiring in various years through 2023. The deferred tax asset arising from the carry-forwards has been fully reserved against, since the likelihood of realization cannot be determined.

Stock Options
-------------

At October 31, 2003, we had two stock-based employee compensation plans, which are described more fully in Note 6. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ('SFAS') No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123.' In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees'; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                                                  FOR THE YEAR ENDED OCTOBER 31,
                                                            -----------------------------------------
                                                                2003           2002           2001
                                                            -----------    -----------    -----------
Net loss applicable to common stockholders -- as reported   $(3,421,714)   $(3,937,610)   $(2,565,984)
Stock-based compensation - pro forma                            (76,000)      (542,340)    (1,514,275)
Net loss applicable to common stockholders -- pro forma     $(3,497,714)   $(4,479,950)   $(4,080,259)
Net loss per share applicable to common stockholders
(basic)  -- as reported                                     $      (.29)   $      (.40)   $      (.30)
Net loss per share applicable to common stockholders
(basic and) -- pro forma                                    $      (.30)   $      (.46)   $      (.49)

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies:   (Continued)
----------------------------------------------------

Option valuation models require highly subjective assumptions, including the expected stock price volatility, which may be significantly different from those of traded options. Because changes in subjective assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The pro forma stock-based employee compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                           2003          2002         2001
                                           ----          ----         ----
     Risk-free interest rate              4.24%          3.82%        5.03%
     Expected life of options -- years    10.00          9.90         9.75
     Expected stock price volatility       76%           107%          99%
     Expected dividend yield               N/A            N/A          N/A

In accordance with APB Opinion No. 25, we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees as the excess of the market value of our common stock on the date of grant over the amount that must be paid to acquire our common stock. We record these compensation costs over the vesting period of the stock-based award.

We account for stock-based awards granted to non-employees at fair value in accordance with SFAS No. 123, 'Accounting for Stock-Based Compensation.'

In accordance with Financial Accounting Standards Board ('FASB') Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation,' we record compensation charges or benefits related to re-priced stock options based on the market value of our common stock until the re-priced stock options are exercised, forfeited or expire.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Company has 3,754,286 potential common shares, 2,783,907 potential common shares, and 2,091,009 potential common shares in 2003, 2002, and 2001, respectively that were not used in the computation of diluted earnings per share because they would have been anti-dilutive for each of the three years ended October 31, 2003, 2002 and 2001. The Company will issue an additional 14,069 common shares when all the preferred shares are converted.

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

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 2 - Inventory:
-------------------

Inventory consists of the following at October 31, 2003 and 2002:

                                                      2003                2002
                                                    --------            --------

Raw materials                                       $191,342            $145,000
Work in process                                      128,706             128,706
                                                    --------            --------
Total inventory                                     $320,048            $273,706
                                                    ========            ========

Note 3 - Property, Plant and Equipment:
---------------------------------------

Equipment is summarized by major classifications as follows:

                                          Useful Life     2003           2002
                                           (In years)  ----------     ----------

Computer equipment                            3-5      $  129,127     $  123,007
Equipment                                     7-15      1,807,523      1,742,347
Furniture and fixtures                        3-7         143,995        143,955
Leasehold improvements                        4-7         108,096        108,096
Other fixed assets                            4-7          23,625         23,625
                                                       ----------     ----------
                                                        2,212,326      2,141,030
Less: accumulated depreciation                            589,028        393,452
                                                       ----------     ----------
                                                        1,623,298      1,747,578
Construction in progress                                   46,489         46,489
                                                       ----------     ----------
Total property, plant and equipment                    $1,669,787     $1,794,067
                                                       ==========     ==========

Note 4 - Operating Lease:
-------------------------

LEASES

The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases expiring between 2003 and 2006. The future minimum commitments under these leases, exclusive of lease commitments related to Startech are as follows:

             October 31,
             -----------

                2004                          $308,046
                2005                            34,011
                2006                               247
                                              --------
                                              $342,304
                                              ========

The Company leases its offices in Wilton, Connecticut and its showroom and manufacturing facilities in Bristol, Connecticut, under lease agreements that expire in December 2004 and October 2005. Rental expense for the years ended October 31, 2003, 2002 and 2001, were $285,843, $269,418, and $216,756, respectively. There is an option for the Company to extend the Wilton, Connecticut lease for a five year term with the Landlord having the option to cancel after two years.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 5 - Stockholders' Equity:
------------------------------

Common Stock
------------

During 2003, the Company completed several private placements of its securities pursuant to which we issued an aggregate of 5,593,180 shares of its unregistered common stock at average price of $0.79 per share, resulting in aggregate net proceeds of $4,341,256 after commissions of $44,600 and expenses of $16,625. In January 2003 the Company completed a private placement for $750,000 and issued 882,353 shares at a price of $0.85 cents per share. On March 28, 2003 the Company completed a private placement for $152,480 and issued 152,480 shares at a price of $1.00 per share. On July 15 and July 17th, we issued to one investor 4,000,000 common shares for proceeds of $3,000,000 at a price of $0.75 per share. On October 17, 2003 we raised $500,000 from the same private investor as July 15th and July 17th, issuing 558,347 common shares at a price of $0.90 per share.

Preferred Stock
---------------

During 1999, the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. Common shares outstanding as of October 31, 2003 do not reflect the preferred shares converted. During the year ended October 31, 2003, 33,010 preferred shares were converted to common shares compared to 14,087 preferred shares converted during the year ended October 31, 2002. There are currently 2,645 preferred shares outstanding.

Warrants
--------

As it relates to the private placement dated January 2003, 882,353 warrants were issued at a price of $1.80 per share. These warrants will expire in January 2006 provided the common stock is trading at $1.80 per share at this time. If the stock is below the $1.80 per share the Company has agreed to extend the period for up to two consecutive years. There were no warrants issued related to the other private placements transacted in 2003.

In conjunction with the private placement in 2002 the Company issued one common stock warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock on the NASDAQ Small Cap Market based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.95 and will expire on February 8, 2005. The Warrant may be callable anytime at the discretion of the Company 12 months after an effective registration statement, and after the average closing bid prices exceeds in excess of a 150% gain over the Exercise price for 10 consecutive trading days.

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

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 6 - Non-qualifying Stock Option Plan:
------------------------------------------

1995 Stock Option Plan
----------------------

In November 1995, the Company registered 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2003, 2002, and 2001, the Company issued 0, 10,000 and 297,500 stock options, respectively. The options have an exercise price of $3.38 and $5.63 per share, respectively. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of October 31, 2003, 8,089 options have not been granted.

Options outstanding - 1995 Plan

     Options outstanding, October 31, 2000                          900,000
     Options granted in 2001                                        297,500
                                                                  ---------
     Options outstanding, October 31, 2001                        1,197,500
                                                                  =========
     Options granted in 2002                                         10,000
                                                                  ---------
     Options outstanding October 31, 2002 and 2003                1,207,500
                                                                  =========

2000 Stock Option Plan
----------------------

Our 2000 Stock Option Plan was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The plan authorizes the issuance of up to 1,000,000 shares of our common stock. During the year ended October 31, 2003, 100,000 options have been granted at an average exercise price of $1.10 per share and 20,000 options have been cancelled. During the year ended October 31, 2002, 277,000 options have been granted at an average exercise price of $2.09 per share. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of October 31, 2003, 643,000 options are available to be granted.

Options outstanding - 2000 Plan

     Options outstanding, October 31, 2000                               0
     Options granted in 2002                                       277,000
     Options cancelled in 2002                                           0
                                                                  --------
     Options outstanding, October 31, 2002                         277,000
                                                                  ========
     Options granted in 2003                                       100,000
     Options exercised in 2003                                           0
                                                                  --------
     Options cancelled in 2003                                     (20,000)
                                                                  ========
     Options outstanding October 31, 2003                          357,000
                                                                  ========

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

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 6 - Non-qualifying Stock Option Plan:   (Continued)
------------------------------------------

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

The Company established the 2000 Stock Compensation Plan which replaced the 1995 Stock Compensation Plan. The 2000 Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No incentive stock options may be granted on or after February 1, 2010, nor shall such options remain valid beyond ten years following the date of grant.

The total number of shares of stock reserved and available for distribution under the 2000 Plan originally was 1,000,000 shares, a maximum of 1,000,000 of which may be issued as incentive stock options.

At October 31, 2003, there were 651,089 shares reserved for outstanding options under all plans and 643,000 shares available for granting of options under the 2000 Plan.

In fiscal 2003, 2002, and 2001, the Company granted 100,000, 287,000, and 297,500 options, respectively, to its employees, directors, and outside consultants. Fiscal 2001 options were granted under the 1995 Plan. Fiscal 2002 options were granted under the 2000 Plan and 1995 Plan and Fiscal 2003 options were granted under the 2000 Plan. Fifty percent of these options vest at the time of the grant and the other 50% will vest six months after date of grant and expire not more than ten years from date of grant.

The plan is administered by our compensation committee. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The committee has the right to alter the terms of any option when granted or while outstanding, pursuant to the terms of the plan, except the option price.

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

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 7 - Major Customers:
-------------------------

All of our revenues were derived from one major customer in 2003; all of the revenues were derived from two major customers in 2002, while all of our revenues were derived from one major customer in 2001.

Note 8 - Capital Lease Payable:
-------------------------------

The Company has entered into capital lease obligations for computer, capital equipment, and telephone equipment. The terms of the leases range from 36 to 48 months, with principal and interest due in monthly installments aggregating $3,964 at rates ranging from 9.25% to 19.46%. The equipment was capitalized at $100,324 and is being depreciated over five to fifteen years. Depreciation expense for 2003 was $14,383 and accumulated depreciation at October 31, 2003, is $23,644.

           Total remaining lease payments:
                 2004                                $    17,610
                 2005                                      4,311
                 2006                                        247
                                                     -----------
                                                          22,168
           Less: unamortized interest                      1,858
                                                     -----------
                                                          20,310
           Less: current portion                          15,994
                                                     -----------
                                                     $     4,316
                                                     ===========

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


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

                                            Carrying         Estimated
                                             Amount          Fair Value
                                           ----------        ----------

ASSETS:
     Cash and cash equivalents             $2,601,558

LIABILITIES:
     Accounts payable                          40,167            40,167
     Capital lease payable                     20,310            20,310
     Accrued expenses                         396,872           396,872


Note 10 - Commitments:
----------------------

The Company has entered into an employment agreement with one of its executives. The agreement is for a term of four years which will expire November 1, 2004. The agreement provides for a salary of $185,000 and will allow for annual increases based upon performance reviews. The agreement requires the Company to grant the executive no less than 10,000 common stock options each year. In the event of a change in control of the Company the agreement provide the executives with severance benefits that include: a lump sum payment of 150% of the amount the executive would have earned if he had received his salary payments through the expiration date of this agreement; an additional lump sum payment of $250,000; an immediate vesting of all options awarded to the executive as part of this agreement; an immediate right to sell the shares obtained through the exercise of those options without restriction as to dates, times or amounts, immediate vesting and transfer of ownership of all life insurance policies, and life and health benefits, including supplemental, vision and dental benefits if applicable, in an equal or better plan than the one currently provided to the executive and his family by the Company for a period of three years from the date of termination or constructive termination. In the event any payment or benefit received, or to be received, by the executive in connection with the termination of his employment, whether pursuant to his agreement or otherwise, is determined to be an excess parachute payment as defined in the Internal Revenue Code, and thus subject to the 20 percent Federal Excise tax, the amount of the benefits payable under his Agreement will be reduced until they are no longer subject to such tax.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements

               For The Years Ended October 31, 2003, 2002 and 2001


Note 11 - Employee Benefit Plan:
--------------------------------

On June 1, 2000 The Company implemented an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended October 31, 2003 were $74,268, $85,178, and $68,941 for the years ended October 31, 2003, 2002, 2001 respectively. These contributions were paid through the issuance of 69,848, 40,180 and 15,450 shares of our common stock respectively. During the years ended October 31, 2003, 2002, 2001 respectively 11,688, 938, and 0 shares of our common stock have been returned to the 401K plan due to employee shares that were not vested due to attrition.

Note 12 - Research and Development Costs:
-----------------------------------------

Research and development costs are charged to operations when incurred. The amounts charged were $310,219 in 2003, $160,785 in 2002 and $151,167 in 2001. As
we expand our research and development focus in fiscal year 2004 our efforts are expected to be devoted to the development of patentable proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen. In addition we will continue conducting ongoing tests, demonstrations and enhancements of the Plasma Converter for potential customers and governmental agencies.

Note 13 - Subsequent Events:
----------------------------

On December 19, 2003 we completed a sole source private placement of our securities from which we raised $200,000 and issued 173,913 shares of our unregistered common stock at $1.15 per share. Additionally the $500,000 additional investment from Northshore Asset Management has been extended.

PART IV

Item 15. Financial Statements, Financial Schedules, Exhibits and Reports on Form 8-K

(a)  List of documents filed as part of the report:

     1.   Consolidated Financial Statements

          See index to Consolidated Financial Statements on page F-1

     2.   Financial Statement Schedule

          See index to Consolidated Financial Statements on page F-1

     3.   Exhibits

     The following documents are filed as exhibits to this Form 10-K, including those exhibits incorporated in this Form 10-K by reference to a prior filing of the Company under the Securities Act or the Exchange Act as indicated in parenthesis:

Exhibit No.       Description
-----------       --------------------------------------------------------------

   2(a) Agreement and Plan of Reorganization between Company and Kapalua Acquisitions, Inc. dated November 17, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 1995, Commission File No. 0-25312)

   2(b) Agreement and Plan of Reorganization between Company and Kapalua Acquisitions, Inc. dated November 17, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 1995, Commission File No. 0-25312)

   3(i) Articles of Incorporation of Startech (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on February 19, 1995, Commission File No. 0-25312)

   3(i)(a)        Articles of Amendment to the Articles of Incorporation (1)

   3(ii) By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on February 19, 1995, Commission File No. 025312)

   3(ii)(a)       Amendment to By-Laws of Startech dated January 24, 2000 (1)

   4(a)           Form of Common Stock Certificate (2)

   4(b)           Form of Convertible Preferred Stock Certificate (1)

   4(c)           Form of Warrant Agreement (1)

   4(d) Stock Subscription Warrant dated December 29, 1998 between the Company and the Connecticut Development Authority ("CDA") (2)

   4(e) Amendment to Stock Subscription Warrant dated March 31, 1999 between the Company and CDA (2)

   4(f) Second Amendment to Stock Subscription Warrant dated June 15, 2000 between the Company and CDA (2)

   4(g)           Form of Warrant Agreement dated March 25, 2002 (3)

   4(h)           Form of 2000 Stock Option Plan (4)

Exhibit No.       Description
-----------       --------------------------------------------------------------

   10(a)          2000 Stock Option Plan (1)

   10(b)          1995 Stock Option Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Registration Statement on Form S-8, filed in November, 1995, Commission File No. 33-99790)

   10 (c)         Loan Agreement Dated December 29, 1998 between the Company and
                  CDA (2)

   10(d) Term Sheet for Preferred Stock dated August 17, 1999, between the Company and Paradigm Group, LLC (2)

   10(e) Strategic Alliance Agreement dated July 22, 1996 between the Company and Bauer Howden, Inc. (2)

   10(f) Strategic Alliance Agreement dated October 25, 1996 between the Company and Calumet Coach Company (2)

   10(g) Strategic Alliance Agreement dated November 10, 1997 between the Company and Chase Environmental Group, Inc. (2)

   10(h) Strategic Alliance Agreement dated April 17, 1998 between the Company and the Ensign - Bickford Company (2)

   10(i) Strategic Alliance Agreement dated September 30, 1999 between the Company and UXB International Inc. (2)

   10(j) Strategic Alliance Partner Agreement dated March 14, 2000 between the Company and Skidmore, Owings & Merrill LLP (2)

   10(k) Lease Agreement dated September 16, 1999 between the Company and the CD Station, LLC (2)

   10(l)          Form of Distributor Agreement (2)

   10(m) Patent License Agreement dated November 9, 1998 between the Company and Rollan C. Swanson M.D. and Eleonora Swanson (2)

   10(n) License of Technology Agreement dated November 29, 1999 between the Company and Media and Process Technology Inc (2)

   10(o) Employment Agreement dated November 1, 2000 between the Company and Joseph F. Klimek (5)

   10(p) Employment Agreement dated November 1, 2000 between the Company and Kevin M. Black (5)

   10(q) Employment Agreement dated November 1, 2000 between the Company and Robert L. DeRochie (5)

   10(r) Lease Agreement dated September 30, 2000 between the Company and the Century Drive, LLC (6)

   10(s) Lease Agreement dated July 16, 2001 between the Company and the Gaski Leasing Company (6)

   10(t) Strategic Alliance Agreement dated June 30, 2001 between the Company and Hydro-Chem Company (3)

   10(u) Lease Agreement dated July 20, 2001 between the Company and the Gaski Leasing Company, LLC (3)

   10(v) Joint Development Agreement dated December 19, 2001 between the Company and ViTech Enterprises Inc. (3)

   10(w) Separation Agreement dated as of August 27, 2003 by and between Kevin M. Black and Startech Environmental Corporation
                  (7)

   10(x) Stock Purchase and Registration Rights Agreement dated as of July 18, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation (7)

Exhibit No.       Description
-----------       --------------------------------------------------------------

   10(y) Stock Purchase Agreement dated as of July 22, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation (7)

   10(z) First Amendment to Stock Purchase Agreement dated as of July 30, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation (7)

   11             Statement re computation of per share earnings *

   14             Code of Ethics *

   21             Subsidiaries as of October 31, 2003 (5)

   23             Consent of Kostin, Ruffkess & Company, LLC dated December 15,
                  2003*

   24 Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference

   31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   32.1           Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 *

   32.2           Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 *
----------

         *        Filed herewith

         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 on April 27, 2000, Commission File No. 333-35786.

         (2) Incorporated by reference to Amendment No 1. to the Registration Statement on Form S-1 filed on July 7, 2000, Commission File No. 333-35786.

         (3) Incorporated by reference to the Company's Registration Statement on Form S-1 on July 17, 2002, Commission File No. 333-96885.

         (4) Incorporated by reference to the Company's Registration Statement of Form S-8 on October 31, 2002 Commission File No. 333- 100909.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for 2000, filed on January 25, 2001.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for 2001, filed on January 25, 2002.

         (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter needed July 31, 2003

(b)  Reports on Form 8-K

     1. On November 26, 2003, a Form 8-K was filed pursuant to Item 5 therein with respect to the extension of the $500,000 that was to be invested by Northshore Asset Management.

     2. On September 5, 2003, a Form 8-K was filed pursuant to Item 5 therein with respect to the appointment of Douglas Ballew, Joseph Equale, Nicholas Perna and Kenneth Slepicka to the Board of Directors.

     3. On August 1, 2003, a Form 8-K was filed pursuant to Item 5 therein with respect to a modification to the Stock Purchase Agreement with Northshore Asset Management.

     4. On July 25, 2003, a Form 8-K was filed pursuant to Item 5 therein with respect to an investment of $1.4 from Northshore Asset Management.

     5. On July 22, 2003, a Form 8-K was filed pursuant to Items 1 and 5 therein with respect to the resignation of the Board of Directors with the exception of Joseph F. Longo and an investment of $1.6 from Northshore Asset Management.

(c)  Exhibits

     See index to exhibits on page

(d)  Financial Statement Schedule

     See index to Consolidated Financial Statements and Schedule on page F-1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January, 2004.
                                    STARTECH ENVIRONMENTAL CORPORATION
                                    (Registrant)


                                    BY: /S/ Joseph S. Klimek
                                    --------------------------------------------
                                    Joseph S. Klimek
                                    Chief Executive Officer, President

                                    BY: /S/ Peter J. Scanlon
                                    --------------------------------------------
                                    Peter J. Scanlon
                                    Chief Financial Officer, Vice President, and
                                    Principal Financial Officer


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph F. Longo and Peter J. Scanlon, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 29th day of January 2004.

SIGNATURES                 TITLE                                DATE
----------                 -----                                ----

/S/ Joseph F. Longo        Chairman, Chief Operating Officer,   January 29, 2004
-------------------        Secretary & Director
Joseph F. Longo

/S/ Douglas R. Ballew      Director                             January 29, 2004
---------------------
Douglas R. Ballew          Director                             January 29, 2004

/S/ Joseph A. Equale
--------------------
Joseph A. Equale           Director                             January 29, 2004

/S/ Nicholas S. Perna
---------------------
Nicholas S. Perna          Director                             January 29, 2004

/S/ Kenneth J. Slepicka
-----------------------
Kenneth J. Slepicka