Form 10-Q
period 2004-01-31
STARTECH ENVIRONMENTAL CORP
filed 2004-03-15
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

                                YES [ ]   NO [X]


The number of shares outstanding for the Registrant's Common Stock is as follows:

         Title of each class              Outstanding at March 12, 2004
         -------------------              -----------------------------

     Common Stock - No Par Value                   17,436,834

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1.        Financial Statements

               Consolidated balance sheets - January 31, 2004               3
               (unaudited) and October 31, 2003

               Consolidated statements of operations for the three          4
               months ended January 31, 2004 and 2003 (unaudited)

               Consolidated statements of cash flows for the three          5
               months ended January 31, 2004 and 2003 (unaudited)

               Notes to consolidated financial statements (unaudited)    6-12

Item 2.        Management's Discussion and Analysis of Financial        13-17
               Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosure about Market        18
               Risk

Item 4.        Controls and Procedures                                     18

PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                           19
Item 2.        Changes in Securities and Use of Proceeds                   19
Item 3.        Defaults Upon Senior Securities                             19
Item 4.        Submission of Matters to a Vote of Security Holders         19
Item 5.        Other Information                                           20
Item 6.        Exhibits and Reports on Form 8-K                            20

               Signatures                                                  21


                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------
                                       ITEM 1. FINANCIAL STATEMENTS
                                    STARTECH ENVIRONMENTAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                               (unaudited)      (audited)
                                                                               January 31,     October 31,
                                                                                   2004            2003
                                                                              ------------    ------------
ASSETS
                                  Current assets:
         Cash and cash equivalents ........................................   $  2,197,110    $  2,601,558
         Accounts receivable ..............................................         52,680               0
         Inventory ........................................................        627,536         320,048
         Prepaid expenses .................................................         15,000          15,000
         Other current assets .............................................         12,026           2,773
                                                                              ------------    ------------


                  Total current assets ....................................      2,904,352       2,939,379

         Property and equipment, net ......................................      1,643,991       1,669,787

         Other assets .....................................................        276,420         276,420
                                                                              ------------    ------------

                  Total assets ............................................   $  4,824,763    $  4,885,586
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                               Current liabilities:
         Accounts payable .................................................   $    150,140    $     40,167
         Capital lease - short-term .......................................         13,412          15,994
         Customer deposits ................................................      1,665,000       1,040,000
         Other accrued expenses ...........................................        256,842         396,872
                                                                              ------------    ------------
                  Total current liabilities ...............................      2,085,394       1,493,033
                                Long-term liability:
         Capital lease payable  net of current portion ....................            604           4,316
                                                                              ------------    ------------

                  Total liabilities .......................................      2,085,998       1,497,349
                                                                              ------------    ------------

Stockholders' equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 0 at January 31, 2004, 2,645 (aggregate
         liquidation preference of $26,453) at October 31, 2003 ...........              0          26,453
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 16,334,793 at January 31, 2004
         and 16,134,122 at October 31, 2003 ...............................     19,780,474      19,536,077
         Additional paid-in capital .......................................      1,742,745       1,742,745
         Accumulated deficit ..............................................    (18,784,454)    (17,917,038)
                                                                              ------------    ------------
         Total stockholders' equity .......................................      2,738,765       3,388,237
                                                                              ------------    ------------
                  Total liabilities and stockholders' equity ..............   $  4,824,763    $  4,885,586
                                                                              ============    ============


                       See accompanying notes to consolidated financial statements.


                          STARTECH ENVIRONMENTAL CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                            Three Months Ended      Three Months Ended
                                              January 31, 2004        January 31, 2003
                                              ----------------        ----------------

Revenue ......................................     $    43,380             $         0

Cost of sales ................................          26,500                  83,306
                                                   -----------             -----------

Gross profit(loss) ...........................          16,880                 (83,306)
                                                   -----------             -----------

Operating expenses
       Selling expense .......................         188,795                 201,980
       Research and development ..............          76,851                  72,161
       General and administrative expense ....         621,221                 647,053
                                                   -----------             -----------

Total operating expense ......................         886,867                 921,194
                                                   -----------             -----------

Loss from operations .........................        (869,987)             (1,004,500)
                                                   -----------             -----------

Other income (expense):
Other income .................................               0                  (1,371)
Interest income ..............................           5,712                   1,330
Gain on sale of asset ........................               0                     193
Interest expense .............................            (724)                 (2,346)
                                                   -----------             -----------
Total other income ...........................           4,988                  (2,194)
                                                   -----------             -----------



Loss before income taxes .....................        (864,999)             (1,006,694)
                                                   -----------             -----------

Income tax expense ...........................           2,417                   4,663
                                                   -----------             -----------

Net loss .....................................     $  (867,416)            $(1,011,357)
                                                   ===========             ===========


Net loss per share...............................  $     (0.05)            $     (0.10)
                                                   ===========             ===========

Weighted average common
shares outstanding...............................   16,172,164              10,477,453
                                                   ===========             ===========


          See accompanying notes to these consolidated financial statements.


                                STARTECH ENVIRONMENTAL CORPORATION
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)


                                                           Three Months Ended    Three Months Ended
                                                             January 31, 2004      January 31, 2003
                                                             ----------------      ----------------

Cash flows from operating activities:
Net loss ...................................................      $  (867,416)          $(1,011,357)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ...............................................           50,245                48,758
401K plan match made by the issuance of shares .............            8,644                20,572
Gain on sale of asset ......................................                0                  (193)
(Increase) decrease in accounts receivable .................          (52,680)              290,000
(Increase) decrease in inventory ...........................         (307,488)              (33,780)
(Increase) decrease in prepaid and other current assets ....           (9,253)                4,730
(Increase) decrease in other assets ........................                0                (5,544)
Increase (decrease) in accounts payable ....................          109,973               (80,880)
Increase (decrease) in customer deposits ...................          625,000                     0
Increase (decrease) in accrued expense .....................         (140,030)               51,261
                                                                  -----------           -----------

Net cash used in operating activities ......................         (583,005)             (716,433)
                                                                  -----------           -----------

Cash flows used in investing activities:
Capital expenditures .......................................          (24,449)               (3,749)
Proceeds from sale of assets ...............................                0                 5,593
                                                                  -----------           -----------
Net Cash used in investing activities ......................          (24,449)               (1,844)
                                                                  -----------           -----------

Cash flows from financing activities:
Payment for capital leases .................................           (6,294)              (12,027)
Proceeds from common stock issuance ........................          209,300               561,499
                                                                  -----------           -----------
Net cash provided by financing activities ..................          203,006               549,472
                                                                  -----------           -----------

Net (decrease) in cash .....................................         (404,448)             (165,117)
Cash and cash equivalents at beginning of period ...........        2,601,558               509,321
                                                                  -----------           -----------

Cash and cash equivalents at end of period .................      $ 2,197,110           $   344,204
                                                                  ===========           ===========
Supplemental disclosure- Taxes Paid ........................            2,417                 4,663
                                                                  ===========           ===========


                   See accompanying notes to consolidated financial statements.

                                                 5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In our opinion these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the three months ended January 31, 2004 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended October 31, 2003 which are included in the Company's annual report on Form 10-K for the period ended October 31, 2003.

Note 1. Capital Lease Obligation.
---------------------------------

The Company has entered into capital lease obligations for computers and capital equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $1,372 at interest rates ranging from 9.25% to 19.1%. The equipment capitalized was $35,224 and is being depreciated over five to fifteen years. Depreciation expense for the three months ended January 31, 2004 was $2,709.

Note 2. Equity Transactions.
----------------------------

The following reconciles the number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding and the weighted average number of common and dilutive potential shares of common stock outstanding for the purposes of calculating basic and diluted earnings per common share at January 31 of each period indicated (shares in millions):
Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. Shares related to convertible debt financing and certain of the Company's outstanding stock options were excluded because they were not dilutive, however, these shares could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED JANUARY 31,
                                                       2004            2003
                                                       ----            ----
Number of shares of common stock outstanding at
end of period..................................        16.4            11.3

Effect of using weighted average of common stock
outstanding....................................         0.2             0.9

Basic shares of common stock outstanding.......        16.2            10.4

Dilutive effect of common stock options and
warrants.......................................         2.9             0.0

Diluted shares of common stock outstanding.....        19.1            10.4

For the three months ended January 31, 2004 and January 31, 2003, the effect of the Company's common stock options and warrants are excluded from the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At January 31, 2004, there were approximately 19.1 million shares of common stock potentially issuable with respect to stock options and warrants, which could dilute basic earnings per share in the future.

Stock Options

At January 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 6. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ('SFAS') No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123.' In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees'; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                                     2004           2003
                                                 -----------    -----------
Net loss applicable to common stockholders
  -- as reported                                 $  (867,416)   $(1,011,357)

Stock-based compensation - pro forma                  (9,204)       (38,000)

Net loss applicable to common stockholders
  -- pro forma                                   $  (876,620)   $(1,049,357)

Net loss per share applicable to common
  stockholders (basic) -- as reported            $      (.05)   $      (.10)

Net loss per share applicable to common
  stockholders (basic and) -- pro forma          $      (.05)   $      (.10)


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

                                              FOR THE QUARTER ENDED JANUARY
                                                   2004            2003
                                                   ----            ----
Risk-free interest rate                            4.00%           4.24%
Expected life of options - years                   10.00           10.00
Expected stock price volatility                     39%             76%
Expected dividend yield                             N/A             N/A

In accordance with APB Opinion No. 25, we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees as the excess of the market value of our common stock on the date of grant over the amount that must be paid to acquire our common stock. We record these compensation costs over the vesting period of the stock-based award.

We account for stock-based awards granted to non-employees at fair value in accordance with SFAS No. 123, 'Accounting for Stock-Based Compensation.' In accordance with Financial Accounting Standards Board ('FASB') Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation,' we record compensation charges or benefits related to re-priced stock options based on the market value of our common stock until the re-priced stock options are exercised, forfeited or expire. At this time no options have been repriced.

Note 3. Cash Flow
-----------------

During the three months ended January 31, 2004 and 2003, the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.

Three months ended:                          January 31, 2004   January 31, 2003
-------------------                          ----------------   ----------------

Series A convertible preferred converted to
  common stock                                        $26,453           $221,160

401k plan match                                         8,644             25,187

Property & Equipment acquired under capital
  lease                                                     0              3,612


Note 4. Interim Financial Information (Unaudited).
--------------------------------------------------

The interim financial statements of the Company for the three months ended January 31, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (`SEC'). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5. Revenue Recognition.
----------------------------

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 6. Employee Benefits Plan.
-------------------------------

Contributions for the three months ended January 31, 2004 were $8,644, which represents the issuance of approximately 3,905 shares of our common stock.

Note 7. Stockholders Equity
---------------------------

Common Stock

We completed a private placement on December 19, 2003, in which we raised $200,000 through the issuance of 173,913 shares of our unregistered common stock at $1.15 per share, or a 25% percent discount to average closing price of the common stock for the thirty consecutive trading days immediately preceding December 19, 2003. We did not pay any commissions or issue any warrants in connection to this offering.

Additionally, on February 20, 2004, we completed a private placement of our common stock and warrants. We received aggregate proceeds of approximately $2,391,000. Each share of common stock was issued at a price per share of $2.26, or a 25% percent discount to average closing price of the common stock for the thirty consecutive trading days immediately preceding January 22, 2004, the date on which the Company started receiving subscriptions for its common stock. In addition, for each share of common stock purchased, an investor received a warrant to purchase one-third of a whole share of common stock at an exercise price of $4.89, a warrant to purchase one-third of a whole share of common stock at an exercise price of $5.89 and a warrant to purchase one-third of a whole share of common stock at an exercise price of $6.89. The proceeds from the private placement will be used for general corporate purposes.

Preferred Stock

In 1999, the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. Shares of our common stock outstanding as of January 31, 2004 include the remaining shares of preferred stock converted. During the quarter ended January 31, 2004, 2,645 preferred shares were converted into shares of common stock. Currently there are no shares of preferred stock outstanding.

Warrants

In connection with the private placement dated February 20, 2004 we issued 1,058,168 warrants. The warrants were priced in three traunches; 352,723 of the warrants granted has an exercise price of $4.89 per share, 352,723 of the warrants granted has an exercise price of $5.89 per share, and the final 352,722 has an exercise price of $6.89 per share. These warrants will expire on February 20, 2007.

In connection with the private placement dated January 2003, 882,353 warrants to purchase shares of common stock at a price of $1.80 per share. These warrants are schedule to expire in January 2006 provided the common stock is trading at $1.80 per share at this time. If the stock is trading below $1.80 per share on the expiration date, the Company has agreed to extend the exercise period for up to two consecutive years. There were no warrants issued related to the other private placements transacted in 2003.

In connection with the private placement in 2002; the Company issued one common stock warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.34 and will expire on March 25, 2005. The warrants are callable anytime at the discretion of the Company twelve months after an effective registration statement, and after the average closing bid prices exceeds in excess of a 150% gain over the exercise price for 10 consecutive trading days.

In connection with the issuance of the series A preferred stock in 2000, the Company issued warrants to purchase 396,464 shares of common stock at an exercise price of $15.00 per share. These warrants were set to expire on August 1, 2002 however the price of the stock did not exceed $15.00 per share and the expiration date was extended to August 31, 2004.

1995 Stock Option Plan

In November 1995, the Company registered 2,000,000 shares of common stock, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the 1995 Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20,1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2003, 2002, and 2001, the Company issued 0, 10,000 and 297,500 stock options under the 1995 Plan, respectively. The options have an exercise price of $3.38 and $5.63 per share, respectively. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of January 31, 2004, 8,089 options have not been granted under the 1995 Plan.

                         Options outstanding - 1995 Plan

   Options outstanding, October 31, 2000                         900,000
   Options granted in 2001                                       297,500
                                                               ---------
   Options outstanding, October 31, 2001                       1,197,500
                                                               =========
   Options granted in 2002                                        10,000
                                                               ---------
   Options outstanding  October 31, 2003 & January 31, 2004    1,207,500
                                                               =========


2000 Stock Option Plan

Our 2000 Stock Option Plan (the "2000 Plan") was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of our common stock. During the quarter ended January 31, 2004, 23,332 options have been granted under the 2000 Plan at an average exercise price of $3.02 per share, and 10,000 options were exercised during the three months ended January 31, 2004. A total of 370,332 options under the 2000 Plan have been granted at an average exercise price of $4.99 per share. On the issuance dates, the market value was the same as the exercise price, therefore, no compensation expense was recorded. As of January 31, 2004, 629,668 options are available to be granted under the 2000 Plan.

                         Options outstanding - 2000 Plan

   Options outstanding, October 31, 2000                     0
   Options granted in 2002                             277,000
   Options cancelled in 2002                                 0
                                                      --------
   Options outstanding, October 31, 2002               277,000
                                                      ========
   Options granted in 2003                             100,000
   Options exercised in 2003                                 0
                                                      --------
   Options cancelled in 2003                           (20,000)
                                                      ========
   Options outstanding October 31, 2003                357,000
                                                      ========
   Options exercised in 2004                           (10,000)
                                                      --------
   Options granted in 2004                              23,332
                                                      --------
   Options cancelled in 2004                                 0
                                                      ========
   Options outstanding January 31, 2004                370,332
                                                      ========

The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-statutory stock options. Our officers, directors, employees and consultants, and employees and consultants of our majority-owned affiliated companies, are eligible to receive awards under the 2000 Plan.

The options may be granted at an exercise price greater than or equal to the fair market value of our common stock on the date of grant or not less than 110% of the fair market value in the case of incentive stock options granted to persons holding more than 10% of the voting power of the Company. Fair market value for purposes of the 2000 Plan is the closing market price of our common stock on the relevant date.

2000 Compensation Plan

The Company established the 2000 Stock Compensation Plan (the "2000 Comp Plan") which replaced the 1995 Stock Compensation Plan.

The 2000 Comp Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No incentive stock options may be granted on or after February 1, 2010, nor shall such options remain valid beyond ten years following the date of grant.

The total number of shares of common stock reserved and available for distribution under the 2000 Comp Plan originally was 1,000,000 shares, a maximum of 1,000,000 of which may be issued as incentive stock options.

At January 31, 2004, there were 637,757 shares of common stock reserved for issuance upon the exercise of outstanding options under all plans and 629,668 shares available for grant of options under the 2000 Comp Plan.

In the first quarter of 2004, we granted 23,332 options, respectively, to its directors and one executive officer. These options were granted under the 2000 Comp Plan. Fifty percent of these options vest at the time of the grant and the other 50% vest six months after date of grant and expire not more than ten years from date of grant.

The 2000 Comp Plan is administered by our compensation committee. The compensation committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2000 Comp Plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The committee has the right to alter the terms of any option when granted or while outstanding, pursuant to the terms of the plan, except the option price.

All options automatically become excisable in full in the event of a change in control, as defined in the 2000 Comp Plan, death or disability of the option holder or as decided by the compensation committee. Upon retirement, options held for at least one year prior thereto become exercisable in full. If an option holder's employment with us is terminated for any reason, except upon death, disability or retirement, the option holder has three months in which to exercise an option, but only to the extent exercisable immediately after termination, unless the option by its terms expires earlier. Termination or other changes in employment status may affect the exercise period.

Note 8. Private Placement
-------------------------

We completed a private placement on December 19, 2003, in which we raised $200,000 through the issuance of 173,913 shares of our unregistered common stock at $1.15 per share, or a 25% percent discount to average closing price of the common stock for the thirty consecutive trading days immediately preceding December 19, 2003. We did not pay any commissions or issue any warrants in connection to this offering.

Additionally, on February 20, 2004, we completed a private placement of our common stock and warrants. We received aggregate proceeds of approximately $2,391,000. Each share of common stock was issued at a price per share of $2.26, or a 25% percent discount to average closing price of the common stock for the thirty consecutive trading days immediately preceding January 22, 2004, the date on which the Company started receiving subscriptions for its common stock. In addition, for each share of common stock purchased, an investor received a warrant to purchase one-third of a whole share of common stock at an exercise price of $4.89, a warrant to purchase one-third of a whole share of common stock at an exercise price of $5.89 and a warrant to purchase one-third of a whole share of common stock at an exercise price of $6.89. The proceeds from the private placement will be used for general corporate purposes.

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

Since 1995, we have been actively educating the marketplace on the superiority of plasma over other waste remediation technologies. This ongoing education of the public and government is continuing today. Similar to other new technologies we have been met with varying degrees of resistance. In 2001, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell (TM) hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell(TM) will provide a green and renewable source of hydrogen for power and processing applications. In 2003, this brought significant change and, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational effort we are now being greeted by a much more receptive marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including waste facility ownership or management. This change was dictated by the needs of our customers and the demands of the marketplace. This change began in January 2002 and continues to be integrated.

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

Recent Developments
-------------------


The Mihama Plasma Converter in Japan

The Company has successfully completed the upgrades and modifications of the 5 ton-per-day Plasma Converter(TM) for Mihama Inc in Japan. The performance of the modified system was successfully demonstrated in continuous processing operations throughout February and Mihama has signed the Certificate of Completion.

Mr. Hama, President of Mihama said, "We are absolutely delighted with the performance of the system and it will support our aggressive sales and marketing campaign in Japan and other Asian countries. The market for Startech systems is great."

The $1,250,000 million Mihama contract completed the modification of the Plasma Converter that was formerly owned and operated by the Eico Systems Corporation. That system, now owned by Mihama, is now being prepared to be moved to Mihama's new facility near Kobe, Japan where it will be used to safely and irreversibly destroy PCBs (polychlorinated byphenyls) commercially. As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.


$34 Million Contract in Italy

On February 17, 2004, the Company announced that it had signed a $34,300,000 contract for the delivery and startup of two 50 ton-per-day Plasma Converter Systems with FP Immobiliare srl to process electronic waste (e-waste) and specialty waste in a new FP Immobiliare facility in Frosinone, a city about 50 miles from Rome.

E-waste is the name given to outdated and discarded electronic waste such as computers, printers, cell phones, monitors, copiers, fax machines and other electronic and electrical devices. A Waste Age magazine article said, "The EU (European Union) estimates that e-waste accounts for 6 million tons of garbage across Europe..."

The Customer will be employing lease financing for this program. Upon the successful completion of the lease-financing arrangements between the Customer and the Leasing Company, Startech will receive the first of its scheduled payments and manufacturing will then commence immediately. The 50 TPD systems will be built in the Company's 30,000 square foot Broad Street manufacturing facility in Bristol, Connecticut with the shipment of the first system scheduled for 11 months after commencement of manufacturing.

Poland

Financing of the projects continues to be the immediate focus and is well underway. All projects are being considered under the leasing program previously announced.

Rhode Island

The organization has been formed to manage the 50 TPD Plasma Converter System destined for this prime location. Significant state and local cooperation has been assured and the formal processing of applications is proceeding. All interested parties have witnessed the required demonstrations and have indicated their acceptance.

Vitech

Site selection has been underway during the past few months and has been resolved down to specific locations in New Jersey, Texas, Rhode Island in addition to South Carolina. Financing has been assured and the project will proceed upon final site documentation and state approval.

South Africa

All site approvals have been received and the contract negotiations are proceeding to establish all project responsibilities. Final phase financing is expected to close shortly and this projects will place (2) 25 TPD Plasma Converter Systems in place within 12 months of the closing. The facility selected has the ability for significant growth potential. The financial institutions involved have provided assurance for closure upon receipt of all project documentation and contracts.


Schwartz Communications

Schwartz Communications, the Company's Public Relations firm has been instrumental in having the following business and trade media outlets publish original stories about Startech between December 2003 and March 3, 2004:

American Recycler
Chemical Engineering
Chemical Engineering Progress
Chemical Processing
Connecticut Business Times
Connecticut Post
Environmental Data Interactive Exchange
Fairfield County Business Journal
Forbes.com
Fox Channel 61- Hartford (3 minute news piece)
Hartford Courant
Mass High Tech (3)
Newsweek
PowerPulse.net
Reuters
Technology Review
Tide Pool
USA Today Tech
Waste News (20)
Waterbury Republican

Results of Operations
---------------------

Comparison of three months ended January 31, 2004 and 2003

Revenues. Total revenues were $43,380 for the three months ended January 31, 2004, as compared to $0 for the same period in 2003. The increase is related to the materials delivered as required for the Mihama project in Japan.

Gross Profit. Gross profit was $16,880 for the three months ended January 31, 2004 compared to a gross loss of $83,306 in the same period in 2003, or an increase of $100,186 from the same period in 2003. Gross margins were favorably impacted as a result of the shipment of the goods to Mihama versus the unanticipated additional installation and start up costs related to the Eico Systems Corp. project in 2003.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2004 were $621,221, compared to $647,053 for the same period in 2003, a decrease of $25,832 or 4.0%, from the same period in 2003. This decrease was related to cost measures related to reduced employee benefits and lower operating expenses.

Research and Development Expenses. Research and development expenses for the three months ended January 31, 2004 were $76,851, an increase $4,690 or 6.5%, from the same period in 2003. This increase was related to the continued efforts to improve our product with particular emphasis on enhancing the performance of our gas polisher.

Selling Expenses. Selling expenses for the three months ended January 31, 2004 were $188,795 a decrease of $13,185, or 6.5%, for the same period in 2003. Selling expenses decreased as a result of renewed focus on specific customer target market areas and consolidating our marketing approach.

Interest Income. Interest income for the three months ended January 31, 2004 was $5,712, compared to $1,330 in the same period in 2003, an increase of 329.5%. The increase is due to higher average cash balances, offset by lower interest rates earned on our investments as a result of the Federal Reserve's lowering of short-term interest rates.

Income Taxes. During the three months ended January 31, 2004, corporate income taxes were $2,417, as compared to $4,663 in the same period 2003. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Liquidity and Capital Resources
-------------------------------

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

As of January 31, 2004, we had cash and cash equivalents of $2,197,110 and working capital of $818,958. During the three months ended January 31, 2004, our cash decreased by $404,448. The decrease in cash resulted primarily from obligations related to project costs in progress as well as normal operating costs of the Company. We expect that these project costs along with the associated revenues will be recognized in the second quarter of 2004.

Accounts receivable was $52,680 at January 31, 2004, an increase of that same amount at the end of the fourth quarter of fiscal 2003. The increase in accounts receivable is primarily attributable to outstanding invoices related to the Mihama project.

We believe the private placement that closed on February 20, 2004, in which the company raised approximately $2,390,000 together with the $200,000 private placement completed during the first quarter 2004 provide the company with enough operating capital to sustain operations at current levels for more than one year. It must be noted, however, that if progress payments are not received in a timely manner or additional sales of the Plasma Converter Systems or additional sources of financing are not available, we may have to significantly cut expenses to maintain our operations.

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

Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the first three months of fiscal year 2004 and 2003. No realized gains or losses were recorded during the three months ended January 31, 2004 or 2003.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, Japan, Europe, Asia, Africa, Middle East, South America as well as other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short - term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

Part II - Other Information

ITEM 1. LEGAL PROCEEDING

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, CT by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association. On January 6, 2003, a temporary injunction was granted to Startech to stop the arbitration process and conduct a hearing as to whether a permanent injunction should be granted to enjoin the arbitration proceeding from continuing. A hearing was held for this purpose on February 24, 2003. However, no final determination was made as the moving party requested a continuance. As of the date of this filing the temporary injunction is still in place and no final determination has been made.


ITEM 2 - CHANGES IN SECURITES AND USE OF PROCEEDS

On December 19, 2003 we completed a sole source private placement in which we raised $200,000 through the issuance of 173,913 shares of our common stock at $1.15 per share or a 25% percent discount to average closing price of the common stock for the thirty consecutive trading days immediately preceding December 19, 2003. The private placement did not pay any commissions and no warrants were attached to this offering. In addition, we received $9,300 in proceeds from options being exercised during the quarter ended 2004. The securities were issued by the Company with the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Additionally, on February 20, 2004, we completed a private placement of our common stock and warrants and received aggregate proceeds of approximately $2,391,000. Each share of common stock was issued at a price per share of $2.26, or a 25% percent discount to average closing price of the common stock for the thirty consecutive trading days immediately preceding January 22, 2004, the date on which the Company started receiving subscriptions for its common stock and warrants. In addition, for each share of common stock purchased, an investor received a warrant to purchase one-third of a whole share of common stock at an exercise price of $4.89, a warrant to purchase one-third of a whole share of common stock at an exercise price of $5.89 and a warrant to purchase one-third of a whole share of common stock at an exercise price of $6.89. The proceeds from the private placement will be used for general corporate purposes. The securities were issued by the Company with the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are attached to this report or are incorporated by reference herein.

Exhibit        Item
-------        ----

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
----------

     *    Filed herewith



(b)  Reports on Form 8-K:

     Date                     Description              Item, Reported
     ----                     -----------              -------------
     November 23, 2003     Northshore Extension        5

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2004.


                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)

                                            BY: /S/ Joseph S. Klimek
                                            ------------------------
                                            Joseph S. Klimek
                                            CEO & President

                                            BY: /S/ Peter J. Scanlon
                                            ------------------------
                                            Chief Financial Officer,
                                            Vice President
                                            (Principal Financial Officer)