Form 10-Q
period 2004-04-30
STARTECH ENVIRONMENTAL CORP
filed 2004-06-02
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

                                 YES [ ] NO [X]

The number of shares outstanding for the Registrant's Common Stock is as follows:

         Title of each class                 Outstanding at June 2, 2004
         -------------------                 ---------------------------

     Common Stock - No Par Value                     17,497,944


                           STARTECH ENVIRONMENTAL CORPORATION

                                    TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                   PAGE NO.
------------------------------                                                   --------
Item 1.    Financial Statements

           Consolidated balance sheets - April 30, 2004 (unaudited)                  3
           and October 31, 2003

           Consolidated statements of operations for the three and six months        4
           ended April 30, 2004 and 2003 (unaudited)

           Consolidated statements of cash flows for the six months ended            5
           April 30, 2004 and 2003 (unaudited)

           Notes to consolidated financial statements (unaudited)                   6-12

Item 2.    Management's Discussion and Analysis of Financial Condition and         13-17
           Results of Operations

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                17

Item 4.    Controls and Procedures                                                  18

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                        18
Item 2.    Changes in Securities and Use of Proceeds                                18
Item 3.    Defaults Upon Senior Securities                                          18
Item 4.    Submission of Matters to a Vote of Security Holders                      19
Item 5.    Other Information                                                        19
Item 6.    Exhibits and Reports on Form 8-K                                         19

           Signatures                                                               20


                                         PART I - FINANCIAL INFORMATION
                                         ------------------------------
                                          ITEM 1. FINANCIAL STATEMENTS
                                       STARTECH ENVIRONMENTAL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS


                                                                                     (unaudited)      (audited)
                                                                                       April 30,      October 31,
                                                                                         2004            2003
                                                                                     ------------    ------------
ASSETS
                                  Current assets:
         Cash and cash equivalents ...............................................   $  3,561,337    $  2,601,558
         Accounts receivable .....................................................              0               0
         Inventory ...............................................................        320,048         320,048
         Prepaid expenses ........................................................         15,000          15,000
         Other current assets ....................................................          6,261           2,773
                                                                                     ------------    ------------


                  Total current assets ...........................................      3,902,646       2,939,379

         Property and equipment, net .............................................      1,660,580       1,669,787

         Other assets ............................................................        276,420         276,420
                                                                                     ------------    ------------

                  Total assets ...................................................   $  5,839,646    $  4,885,586
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                               Current liabilities:
         Accounts payable ........................................................   $     57,474    $     40,167
         Capital lease - short-term ..............................................          9,298          15,994
         Customer deposits .......................................................        170,000       1,040,000
         Other accrued expenses ..................................................        315,364         396,872
                                                                                     ------------    ------------
                  Total current liabilities ......................................        552,136       1,493,033
                               Long-term liability:
         Capital lease payable net of current portion ............................          1,054           4,316
                                                                                     ------------    ------------

                  Total liabilities ..............................................        553,190       1,497,349
                                                                                     ------------    ------------

Stockholders' equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 0 at April 30, 2004, 2,645 (aggregate liquidation
         preference of $26,453) at October 31, 2003 ..............................              0          26,453
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 17,465,168 at April 30, 2004
         and 16,134,122 at October 31, 2003 ......................................     22,219,142      19,536,077
         Additional paid-in capital ..............................................      1,742,745       1,742,745
         Accumulated deficit .....................................................    (18,675,431)    (17,917,038)
                                                                                     ------------    ------------
         Total stockholders' equity ..............................................      5,286,456       3,388,237
                                                                                     ------------    ------------
                  Total liabilities and stockholders' equity .....................   $  5,839,646    $  4,885,586
                                                                                     ============    ============

                          See accompanying notes to consolidated financial statements.


                                           STARTECH ENVIRONMENTAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                Three Months Ended  Three Months Ended   Six Months Ended    Six Months Ended
                                                  April 30, 2004      April 30, 2003      April 30, 2004      April 30, 2003
                                                  --------------      --------------      --------------      --------------

Revenue .......................................    $  1,517,240        $          0           1,560,620        $          0

Cost of sales .................................         546,756              (1,298)            573,256              82,007
                                                   ------------        ------------        ------------        ------------

Gross profit(loss) ............................         970,484               1,298             987,364             (82,007)
                                                   ------------        ------------        ------------        ------------

Operating expenses
       Selling expense ........................         250,838             200,657             439,634             402,637
       Research and development ...............          82,615              72,984             159,466             145,146
       General and administrative expense .....         536,003             281,826           1,157,223             928,879
                                                   ------------        ------------        ------------        ------------

Total operating expense .......................         869,456             555,467           1,756,323           1,476,662
                                                   ------------        ------------        ------------        ------------

Profit/(loss) from operations .................         101,028            (554,169)           (768,959)         (1,558,669)
                                                   ------------        ------------        ------------        ------------

Other income (expense):
Other income ..................................               0                   0                   0              (1,371)
Interest income ...............................           8,809                 344              14,522               1,675
Gain on sale of asset .........................               0                   0                   0                 193
Interest expense ..............................            (452)             (2,003)             (1,176)             (4,350)
                                                   ------------        ------------        ------------        ------------
Total other income ............................           8,357              (1,659)             13,346              (3,853)
                                                   ------------        ------------        ------------        ------------


Profit/(loss) before income taxes .............         109,385            (555,828)           (755,613)         (1,562,522)
                                                   ------------        ------------        ------------        ------------

Income tax expense ............................             361               1,767               2,778               6,430
                                                   ------------        ------------        ------------        ------------

Net profit/(loss) .............................    $    109,024        $   (557,595)           (758,391)       $ (1,568,952)
                                                   ============        ============        ============        ============




Net income/(loss) per share ...................    $       0.01        $      (0.05)       $      (0.05)       $      (0.15)
                                                   ============        ============        ============        ============

Net income/(loss) per share fully dilutive ....    $       0.01        $      (0.05)       $      (0.05)       $      (0.15)
                                                   ============        ============        ============        ============

Weighted average common
shares outstanding ............................      17,152,557          11,408,131          16,466,564          10,477,453
                                                   ============        ============        ============        ============

Weighted average common
shares outstanding fully dilutive .............      17,474,099          11,408,131          16,788,108          10,477,453
                                                   ============        ============        ============        ============


                           See accompanying notes to these consolidated financial statements.


                               STARTECH ENVIRONMENTAL CORPORATION
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                 Six Months Ended    Six Months Ended
                                                                  April 30, 2004      April 30, 2003
                                                                  --------------      --------------

Cash flows from operating activities:
Net gain/loss ................................................     $  (758,391)        $(1,568,952)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation .................................................         103,430              97,671
Common stock issued for services .............................          24,000                   0
401K plan match made by the issuance of shares ...............          27,200              32,036
Gain on sale of asset ........................................               0                (193)
(Increase) decrease in accounts receivable ...................               0             290,000
(Increase) decrease in inventory .............................               0             (45,092)
(Increase) decrease in prepaid and other current assets ......          (3,488)             (5,643)
(Increase) decrease in other assets ..........................               0              (5,544)
Increase (decrease) in accounts payable ......................          17,307             (39,291)
Increase (decrease) in customer deposits .....................        (870,000)            441,000
Increase (decrease) in accrued expense .......................         (81,508)           (111,934)
                                                                   -----------         -----------

Net cash used in operating activities ........................      (1,541,450)           (915,942)
                                                                   -----------         -----------

Cash flows used in investing activities:
Capital expenditures .........................................         (94,223)             (6,436)
Proceeds from sale of assets .................................               0               5,593
                                                                   -----------         -----------
Net Cash used in investing activities ........................         (94,223)               (843)
                                                                   -----------         -----------

Cash flows from financing activities:
Payment for capital leases ...................................          (9,958)            (23,415)
Payment from stock subscription receivable ...................               0              93,121
Proceeds from common stock issuance ..........................       2,605,410             705,285
                                                                   -----------         -----------
Net cash provided by financing activities ....................       2,595,452             774,991
                                                                   -----------         -----------

Net increase (decrease) in cash ..............................         959,779            (141,794)
Cash and cash equivalents at beginning of period .............       2,601,558             509,321
                                                                   -----------         -----------

Cash and cash equivalents at end of period ...................     $ 3,561,337         $   367,523
                                                                   ===========         ===========
Supplemental disclosure- Taxes Paid ..........................           2,778              10,303
                                                                   ===========         ===========


                  See accompanying notes to consolidated financial statements.

                                              5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In our opinion these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the six months ended April 30, 2004 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended October 31, 2003 which are included in the Company's annual report on Form 10-K for the period ended October 31, 2003.

Note 1. Capital Lease Obligation.
---------------------------------

The Company has entered into capital lease obligations for computers and capital equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $1,372 at interest rates ranging from 9.25% to 19.1%. The equipment capitalized was $35,224 and is being depreciated over five to fifteen years. Depreciation expense for the six months ended April 30, 2004 was $5,962.

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

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 APRIL 30,          APRIL 30,
                                             2004      2003      2004      2003
                                             ----      ----      ----      ----
Number of shares of common stock
outstanding at end of period ...........     17.5      11.5      17.5      11.5

Effect of using weighted average
of common stock outstanding ............     (0.4)     (0.1)     (1.0)     (1.0)

Basic shares of common stock
outstanding ............................     17.1      11.4      16.5      10.5

Dilutive effect of common stock
options and warrants ...................       .4        .0        .3        .0
                                             ----      ----      ----      ----

Diluted shares of common stock
outstanding ............................     17.5      11.4      16.8      10.5

For the six months ended April 30, 2004 and April 30, 2003, the effect of the Company's common stock options and warrants are excluded from the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At April 30, 2004, there were approximately 17.5 million shares of common stock potentially issuable with respect to stock options and warrants, which could dilute basic earnings per share in the future.

Stock Options

At April 30, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 6. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ('SFAS') No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123.' In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees'; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                             Three Months Ended  Three Months Ended  Six Months Ended   Six Months Ended
                                               April 30, 2004      April 30, 2003     April 30, 2004     April 30, 2003
                                               --------------      --------------     --------------     --------------
Net profit/(loss) applicable to common .......   $   109,024        $  (557,595)           (758,391)       $(1,568,952)
stockholders

Stock-based compensation pro forma ...........       (31,200)           (11,000)            (40,404)           (38,000)

Net profit/(loss) applicable to common
stockholders pro forma .......................        77,824           (568,595)           (798,795)        (1,606,952)
                                                 -----------        -----------         -----------        -----------
Net profit/(loss) per share applicable to
common stockholders basic ....................   $       .01        $      (.05)        $      (.05)       $      (.15)
                                                 -----------        -----------         -----------        -----------
Net profit/(loss) per share applicable to
common stockholders  (basic and) pro forma ...   $       .01        $      (.05)        $      (.05)       $      (.15)
                                                 -----------        -----------         -----------        -----------

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

                                             FOR THE QUARTER ENDED APRIL
                                             ---------------------------
                                                 2004            2003
                                                 ----            ----
        Risk-free interest rate                  1.41%           4.24%
        Expected life of options - years        10.00           10.00
        Expected stock price volatility            71%             76%
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

Note 3. Cash Flow.
------------------

During the six months ended April 30, 2004 and 2003, the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of the stock associated with these transactions.

Six months ended:                                April 30, 2004   April 30, 2003
-----------------                                --------------   --------------

Stock issued for subscription receivable             $      0        $150,000
401k plan match                                        27,200          32,036
Property & Equipment acquired under capital lease           0           3,612
Common Stock issued for services                       24,000               0
Series A convertible preferred shares converted
to common shares                                       26,453         298,820

Note 4. Interim Financial Information (Unaudited).
--------------------------------------------------

The interim financial statements of the Company for the three months ended April 30, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (`SEC'). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5. Revenue Recognition.
----------------------------

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed.

Note 6. Employee Benefits Plan.
-------------------------------

Contributions for the three months ended April 30, 2004 were $18,556 which represents the issuance of approximately 3,434 shares of our common stock. Contributions for the six months ended April 30, 2004 were $27,200, which represents the issuance of approximately 7,338 shares of our common stock.

Note 7. Stockholders Equity.
----------------------------

Common Stock

On February 20, 2004 we completed a private placement of our common stock and warrants. We received aggregate proceeds of approximately $2,391,000. Each share of common stock was issued at a price per share of $2.26, or a 25% percent discount to average closing price of the common stock for the thirty consecutive trading days immediately preceding January 22, 2004, the date on which the Company started receiving subscriptions for its common stock. In addition, for each share of common stock purchased, an investor received a warrant to purchase one-third of a whole share of common stock at an exercise price of $4.89, a warrant to purchase one-third of a whole share of common stock at an exercise price of $5.89 and a warrant to purchase one-third of a whole share of common stock at an exercise price of $6.89. The proceeds from the private placement will be used for general corporate purposes. In addition, for the months six months ended April 30, 2004, 70,000 options were exercised, for a gross proceeds of $109,100.

Preferred Stock

In 1999, the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. All of the preferred shares have been converted into common stock and there are no shares of preferred stock currently outstanding.

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

In connection with the private placement dated January 2003, we issued 882,353 warrants to purchase shares of common stock at a price of $1.80 per share. These warrants are schedule to expire in January 2006 provided the common stock is trading at $1.80 per share, or above, at this time. If the stock is trading below $1.80 per share on the expiration date, the Company has agreed to extend the exercise period for up to two consecutive years. There were no warrants issued related to the other private placements transacted in 2003.

In connection with the private placement in 2002; the Company issued one common stock warrant for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.34 and will expire on March 25, 2005. The warrants are callable anytime at the discretion of the Company twelve months after an effective registration statement, and after the average closing bid price exceeds in excess of a 150% gain over the exercise price for 10 consecutive trading days.

In connection with the issuance of the series A preferred stock in 2000, the Company issued warrants to purchase 396,464 shares of common stock at an exercise price of $15.00 per share. These warrants were set to expire on August 1, 2002 however the price of the stock did not exceed $15.00 per share and the expiration date was extended to August 31, 2004.

Stock Options

1995 Stock Option Plan

In November 1995, the Company registered 2,000,000 shares of common stock, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the 1995 Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20, 1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2003, 2002, and 2001, the Company issued 0, 10,000 and 297,500 stock options under the 1995 Plan, respectively. The options have an exercise price of $3.38 and $5.63 per share, respectively. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of April 30, 2004, 8,089 options have not been granted under the 1995 Plan.

                         Options outstanding - 1995 Plan

     Options outstanding, October 31, 2000                      900,000
     Options granted in 2001                                    297,500
                                                              ---------
     Options outstanding, October 31, 2001                    1,197,500
                                                              =========
     Options granted in 2002                                     10,000
                                                              ---------
     Options outstanding  October 31, 2003 & April 30, 2004   1,207,500
                                                              =========

2000 Stock Option Plan

Our 2000 Stock Option Plan (the "2000 Plan") was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of our common stock. During the quarter ended April 30, 2004, 10,000 options have been granted under the 2000 Plan at an average exercise price of $4.15 per share, and 70,000 options were exercised during the six months ended April 30, 2004 at an average exercise price of $1.55 per share. A total of 390,332 options under the 2000 Plan have been granted at an average exercise price of $2.57 per share. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of April 30, 2004, 609,668 options are available to be granted under the 2000 Plan.

                         Options outstanding - 2000 Plan

     Options outstanding, October 31, 2000                          0
     Options granted in 2002                                  277,000
     Options cancelled in 2002                                      0
                                                             --------
     Options outstanding, October 31, 2002                    277,000
                                                             ========
     Options granted in 2003                                  100,000
     Options exercised in 2003                                      0
                                                             --------
     Options cancelled in 2003                                (20,000)
                                                             ========
     Options outstanding October 31, 2003                     357,000
                                                             ========
     Options exercised in 2004                                (70,000)
                                                             --------
     Options granted in 2004                                   33,332
                                                             --------
     Options cancelled in 2004                                      0
                                                             ========
     Options outstanding April 30, 2004                       320,332
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

2000 Compensation Plan

The Company established the 2000 Stock Compensation Plan which replaced the 1995 Stock Compensation Plan.

The 2000 Compensation Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No incentive stock options may be granted on or after February 1, 2010, nor shall such options remain valid beyond ten years following the date of grant.

The total number of shares of common stock reserved and available for distribution under the 2000 Compensation Plan originally was 1,000,000 shares which may be issued as incentive stock options.

At April 30, 2004, there were 617,757 shares of common stock reserved for issuance upon the exercise of outstanding options under all plans and 609,668 shares available for grant of options under the 2000 Compensation Plan.

For the six months ended April 30, 2004 we granted 33,332 options, respectively, to its directors and one executive officer. These options were granted under the 2000 Compensation Plan. Fifty percent of these options vest at the time of the grant and the other 50% vest six months after date of grant and expire not more than ten years from date of grant.

The 2000 Compensation Plan is administered by our compensation committee. The compensation committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2000 Compensation Plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The committee has the right to alter the terms of any option when granted or while outstanding, pursuant to the terms of the plan, except the option price.

All options automatically become excisable in full in the event of a change in control, as defined in the 2000 Compensation Plan, death or disability of the option holder or as decided by the compensation committee. Upon retirement, options held for at least one year prior thereto become exercisable in full. If an option holder's employment with us is terminated for any reason, except upon death, disability or retirement, the option holder has three months in which to exercise an option, but only to the extent exercisable immediately after termination, unless the option by its terms expires earlier. Termination or other changes in employment status may affect the exercise period.

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

Recent Developments
-------------------

The Mihama Plasma Converter(TM) in Japan

The system, now owned by Mihama, has been disassembled and moved to Mihama's new facility near Kobe, Japan where it will be used to safely and irreversibly destroy PCBs (polychlorinated byphenyls) commercially. Currently Mihama is constructing a facility to house and operate the Plasma Converter(TM). As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

$34 Million Contract in Italy

On February 17, 2004, the Company announced that it had signed a $34,300,000 contract for the delivery and startup of two 50 ton-per-day Plasma Converter Systems with FP Immobiliare srl to process electronic waste (e-waste) and specialty waste in a new FP Immobiliare facility in Frosinone, a city about 50 miles from Rome.

The Customer will be employing lease financing for this program. FB Immobiliare has been in discussions with leasing companies on securing the financing for the project. These activities have taken longer than expected, however, FB Immobiliare remains confident that the funding will be completed. Upon the successful completion of the lease-financing arrangements between the Customer and the Leasing Company, Startech will receive the first of its scheduled payments and manufacturing will then commence immediately. The 50 TPD systems will be built in the Company's 30,000 square foot Broad Street manufacturing facility in Bristol, Connecticut with the shipment of the first system scheduled for 11 months after commencement of manufacturing.

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

Site selection has been underway during the past few months and has been narrowed down to specific locations in New Jersey, Texas, and Rhode Island in addition to South Carolina. Financing has been assured and the project will proceed upon final site documentation and state approval.

South Africa

All site approvals have been received and the contract negotiations are proceeding to establish all project responsibilities. Final phase financing is expected to close shortly and this project will place (2) 25 TPD Plasma Converter Systems in place within 12 months of the closing. The facility selected has the ability for significant growth potential. The financial institutions involved have provided assurance for closure upon receipt of all project documentation and contracts.

DOE Contract

Startech has presented the Hydrogen test and Demonstration project overview recently at the DOE Annual Program review conference in Philadelphia, Pennsylvania. Test preparations and equipment acquisition have been initiated. Testing is scheduled throughout the summer months.

New Polish Contracts

Two $140 million dollar contracts have been signed with Eco Group of America, Inc. of Princeton, New Jersey to provide 300 tons per day of processing at each of two identified sites. Financing activity has been initiated. These turnkey projects will process principally municipal solid waste with additional processing lines for tires, medical waste and various hazardous wastes. These facilities will be located in Karlino and Skierbreszow, Poland.

Results of Operations
---------------------

Comparison of three months ended April 30, 2004 and 2003

Revenues. Total revenues were $1,517,240 for the three months ended April 30, 2004, as compared to $0 for the same period in 2003. The increase is related to the distributorship agreement, the delivery of the equipment for the Mihama project in Japan, as well as spare parts ordered during the project.

Gross Profit. Gross profit was $970,484 for the three months ended April 30, 2004 compared to a gross loss of $1,298 in the same period in 2003, or an increase of $971,782 from the same period in 2003 or 749%. Gross margins were favorably impacted as a result of previously recognized projects that were no longer active and as a result our costs of goods during the quarter were reduced. In addition, margins were positively impacted as a result of the shipment of the goods to Mihama versus the unanticipated additional installation and start up costs related to the Eico Systems Corp. project in 2003.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2004 were $536,003, compared to $281,826 for the same period in 2003, a increase of $254,177 or 90.2%, from the same period in 2003. This increase was related to higher outside legal expenses, increased board of director fees, stockholder relation activities, and expenses related to our recently hired public relations firm.

Research and Development Expenses. Research and development expenses for the three months ended April 30, 2004 were $82,615, an increase $9,631 or 13.2%, from the same period in 2003. This increase was related to preparing for our test programs related to the Department of Energy and other strategic projects.

Selling Expenses. Selling expenses for the three months ended April 30, 2004 were $250,838 a increase of $50,181, or 25.0%, for the same period in 2003. Selling expenses increased as a result of higher outside sales consultants as well as increased marketing expenses related to marketing material such as cd's, dvd's and other customer related materials.

Interest Income. Interest income for the three months ended April 30, 2004 was $8,809, compared to $344 in the same period in 2003, an increase of 2,460%. The increase is due to higher average cash balances, offset by lower interest rates earned on our investments as a result of the Federal Reserve's lowering of short-term interest rates.

Income Taxes. During the three months ended April 30, 2004, corporate income taxes were $361, as compared to $1,767 in the same period 2003. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Comparison of six months ended April 30, 2004 and 2003

Revenues. Total revenues were $1,560,620 for the six months ended April 30, 2004, as compared to $0 for the same period in 2003. The increase is related to the distributorship agreement, the delivery of the component equipment for the Mihama project in Japan , as well as spare parts ordered during the project.

Gross Profit. Gross profit was $987,364 for the six months ended April 30, 2004 compared to a gross loss of $82,007 in the same period in 2003, or an increase of $1,069,371 from the same period in 2003. Gross margins were favorably impacted as a result of previously recognized projects that were no longer active and as a result our costs of goods during the quarter were reduced. In addition, margins were positively impacted as a result of the shipment of the goods to Mihama versus the unanticipated additional installation and start up costs related to the Eico Systems Corp. project in 2003.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2004 were $1,157,223, compared to $928,879 for the same period in 2003, a increase of $228,344 or 24.5%, from the same period in 2003. This increase was related to higher outside legal expenses, increased board of director fees, and expenses related to our recently hired public relations firm.

Research and Development Expenses. Research and development expenses for the six months ended April 30, 2004 were $159,466, an increase $14,320 or 9.8%, from the same period in 2003. This increase was related to preparing for our test programs related to the Department of Energy and other strategic projects.

Selling Expenses. Selling expenses for the six months ended April 30, 2004 were $439,634 a increase of $36,997, or 9.2%, for the same period in 2003. Selling expenses increased as a result of higher marketing and consulting expenses.

Interest Income. Interest income for the six months ended April 30, 2004 was $14,522, compared to $1,675 in the same period in 2003, an increase of 767%. The increase is due to higher average cash balances, offset by lower interest rates earned on our investments as a result of the Federal Reserve's lowering of short-term interest rates.

Income Taxes. During the six months ended April 30, 2004, corporate income taxes were $2,778, as compared to $6,430 in the same period 2003. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

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

As of April 30, 2004, we had cash and cash equivalents of $3,561,337 and working capital of $3,350,510. During the three months ended April 30, 2004, our cash increased by $1,364,227. The increase in cash resulted primarily from the private placement we completed on February 20, 2004 and from the profit we reported for the three months ending April 30, 2004.

We believe the private placement that closed on February 20, 2004, in which the company raised approximately $2,391,000 will provide the company with enough operating capital to sustain operations at current levels for more than one year. It must be noted, however, that if progress payments are not received in a timely manner or additional sales of the Plasma Converter Systems or additional sources of financing are not available, we may have to significantly cut expenses to maintain our operations.

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

Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the first six months of fiscal year 2004 and 2003. No realized gains or losses were recorded during the three months ended April 30, 2004 or 2003.

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


Part II - Other Information

ITEM 1. LEGAL PROCEEDING

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, Connecticut by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association. On January 6, 2003, a temporary injunction was granted to Startech to stop the arbitration process and conduct a hearing as to whether a permanent injunction should be granted to enjoin the arbitration proceeding from continuing. A hearing was held for this purpose on February 24, 2003. A hearing for the permanent injunction was held on March 22, 2004, the court found that Startech was not entitled to a permanent injunction and issued an order compelling arbitration. The issue of whether the claim is subject to arbitration is still an issue for the arbitrator. That issue will be decided along with all other issues at arbitration presently scheduled for July 27, 28, 29 and 30, 2004.

ITEM 2 - CHANGES IN SECURITES AND USE OF PROCEEDS

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     (a)  Registrant held its Annual Meeting of Shareholders March 12, 2004.
     (b) The following persons were elected Directors pursuant to the votes indicated:

                 Name                     For            Against       Abstain
                 ----                     ---            -------       -------

          Douglas R. Ballew           14,120,018          5,167         15,390
          Joseph A. Equale            14,119,968          5,217         15,390
          Joseph F. Longo             14,074,718         50,467         15,390
          Nicholas S. Perna           14,121,168          4,017         15,390
          Kenneth J. Slepicka         14,116,718          8,467         15,390

     (c) The only other matter to be voted upon was the ratification of the appointment of Kostin, Rufkess & Company, LLC as the Registrant's independent accountants as follows:

                                          For            Against       Abstain
                                          ---            -------       -------
                                      14,126,259          5,261          9,055


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

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
     *    Filed herewith

     (b)  Reports on Form 8-K:

          Date                     Description               Item, Reported
          ----                     -----------               --------------
          February 27, 2004        Private Placement         5,7

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of June 2004.


                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)

                                            BY: /S/ Joseph S. Klimek
                                            ------------------------------------
                                            Joseph S. Klimek
                                            CEO & President

                                            BY: /S/ Peter J. Scanlon
                                            ------------------------------------
                                            Chief Financial Officer,
                                            Vice President
                                            (Principal Financial Officer)