Form 10-Q
period 2004-07-31
STARTECH ENVIRONMENTAL CORP
filed 2004-09-14
CIK 875762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

                                 YES [ ] NO [X]

The number of shares outstanding for the Registrant's Common Stock is as follows:

         Title of each class               Outstanding at September 14, 2004
         -------------------               ---------------------------------
     Common Stock - No Par Value                     17,540,698

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   Financial Statements

          Consolidated balance sheets - July 31, 2004 (unaudited)             3
          and October 31, 2003

          Consolidated statements of operations for the three and             4
          nine months ended July 31, 2004 and 2003 (unaudited)

          Consolidated statements of cash flows for the nine months           5
          ended July 31, 2004 and 2003 (unaudited)

          Notes to consolidated financial statements (unaudited)           6-11

Item 2.   Management's Discussion and Analysis of Financial Condition     12-18
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure about Market Risk          18

Item 4.   Controls and Procedures                                            18

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  19
Item 2.   Changes in Securities and Use of Proceeds                          19
Item 3.   Defaults Upon Senior Securities                                    19
Item 4.   Submission of Matters to a Vote of Security Holders                19
Item 5.   Other Information                                                  19
Item 6.   Exhibits and Reports on Form 8-K                                   19

          Signatures                                                         20


                                         PART I - FINANCIAL INFORMATION
                                          ITEM 1. FINANCIAL STATEMENTS
                                       STARTECH ENVIRONMENTAL CORPORATION
                                          CONSOLIDATED BALANCE SHEETS



                                                                                     (unaudited)      (audited)
                                                                                      July 31,       October 31,
                                                                                        2004            2003
                                                                                    ------------    ------------
ASSETS
                                  Current assets:
         Cash and cash equivalents ..............................................   $  2,948,615    $  2,601,558
         Inventory ..............................................................        336,533         320,048
         Prepaid expenses .......................................................         15,000          15,000
         Other current assets ...................................................          6,690           2,773
                                                                                    ------------    ------------


                  Total current assets ..........................................      3,306,838       2,939,379

         Property and equipment, net ............................................      1,646,489       1,669,787

         Other assets ...........................................................        276,420         276,420
                                                                                    ------------    ------------

                  Total assets ..................................................   $  5,229,747    $  4,885,586
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                               Current liabilities:
         Accounts payable .......................................................   $     57,745    $     40,167
         Capital lease - short-term .............................................          6,081          15,994
         Customer deposits ......................................................        351,409       1,040,000
         Other accrued expenses .................................................        358,128         396,872
                                                                                    ------------    ------------
                  Total current liabilities .....................................        773,363       1,493,033
                               Long-term liability:
         Capital lease payable net of current portion ...........................            595           4,316
                                                                                    ------------    ------------

                  Total liabilities .............................................        773,958       1,497,349
                                                                                    ------------    ------------

Stockholders' equity:

         Preferred stock, no par value 10,000,000 shares authorized; Shares issued and outstanding: 0 at July 31, 2004, 2,645 (aggregate liquidation
         preference of $26,453) at October 31, 2003 .............................              0          26,453
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 17,540,698 at July 31, 2004
         and 16,134,122 at October 31, 2003 .....................................     22,399,518      19,536,077
         Additional paid-in capital .............................................      1,742,745       1,742,745
         Accumulated deficit ....................................................    (19,686,474)    (17,917,038)
                                                                                    ------------    ------------
         Total stockholders' equity .............................................      4,455,789       3,388,237
                                                                                    ------------    ------------
                  Total liabilities and stockholders' equity ....................   $  5,229,747    $  4,885,586
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


                                                STARTECH ENVIRONMENTAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                           Three Months         Three Months        Nine Months         Nine Months
                                                              Ended                Ended               Ended               Ended
                                                          July 31, 2004        July 31, 2003       July 31, 2004      July 31, 2003
                                                          -------------        -------------       -------------      -------------

Revenue ............................................       $     68,576        $     70,000        $  1,629,196        $     70,000

Cost of sales ......................................             31,250              31,530             604,506             113,537
                                                           ------------        ------------        ------------        ------------

Gross profit(loss) .................................             37,326              38,470           1,024,690             (43,537)
                                                           ------------        ------------        ------------        ------------

Operating expenses
       Selling expense .............................            234,070             171,791             673,703             574,428
       Research and development ....................             82,372              78,133             241,838             223,279
       General and administrative expense ..........            736,062             675,469           1,893,285           1,604,347
                                                           ------------        ------------        ------------        ------------

Total operating expense ............................          1,052,504             925,393           2,808,826           2,402,054
                                                           ------------        ------------        ------------        ------------

Loss from operations ...............................         (1,015,178)           (886,923)         (1,784,136)         (2,445,591)
                                                           ------------        ------------        ------------        ------------

Other income (expense):
Other income .......................................                  0                   0                   0              (1,371)
Interest income ....................................              8,077                 929              22,599               2,603
Gain on sale of asset ..............................                  0                   0                   0                 193
                                                           ------------        ------------        ------------        ------------
Interest expense ...................................               (309)             (1,538)             (1,486)             (5,888)
                                                           ------------        ------------        ------------        ------------
Total other income .................................              7,768                (609)             21,113              (4,463)
                                                           ------------        ------------        ------------        ------------


Loss before income taxes ...........................         (1,007,410)           (887,532)         (1,763,023)         (2,450,054)
                                                           ------------        ------------        ------------        ------------

Income tax expense .................................              3,633                (259)              6,411               6,171
                                                           ------------        ------------        ------------        ------------

Net loss ...........................................       $ (1,011,043)       $   (887,273)       $ (1,769,434)       $ (2,456,225)
                                                           ============        ============        ============        ============


Net loss per share .................................       $      (0.06)       $      (0.07)       $      (0.11)       $      (0.22)
                                                           ============        ============        ============        ============

Weighted average common
shares outstanding .................................         17,505,736          12,214,438          16,710,763          11,094,752
                                                           ============        ============        ============        ============


                                   See accompanying notes to consolidated financial statements.


                            STARTECH ENVIRONMENTAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


                                                       Nine Months Ended   Nine Months Ended
                                                         July 31, 2004       July 31, 2003
                                                         -------------       -------------

Cash flows from operating activities:
Net loss ..............................................   $(1,769,434)        $(2,456,225)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation ..........................................       155,846             146,953
Common stock issued for services ......................        42,000                   0
401K plan match made by the issuance of shares ........        43,416              54,974
Gain on sale of asset .................................             0                (193)
(Increase) decrease in accounts receivable ............             0             276,000
(Increase) decrease in inventory ......................       (16,485)            (70,122)
(Increase) decrease in prepaid and other current assets        (3,917)              4,213
(Increase) decrease in other assets ...................             0              27,664
Increase (decrease) in accounts payable ...............        17,578            (115,006)
Increase (decrease) in customer deposits ..............      (688,591)            670,000
Increase (decrease) in accrued expense ................       (38,744)              1,377
                                                          -----------         -----------

Net cash used in operating activities .................    (2,258,331)         (1,515,693)
                                                          -----------         -----------

Cash flows used in investing activities:
Capital expenditures ..................................      (132,548)            (26,203)
Proceeds from sale of assets ..........................             0               5,593
                                                          -----------         -----------
Net Cash used in investing activities .................      (132,548)            (20,610)
                                                          -----------         -----------

Cash flows from financing activities:
Payment for capital leases ............................       (13,634)            (34,355)
Proceeds from common stock issuance ...................     2,751,570           3,846,286
                                                          -----------         -----------
Net cash provided by financing activities .............     2,737,936           3,811,931
                                                          -----------         -----------

Net increase (decrease) in cash .......................       347,057           2,275,628
Cash and cash equivalents at beginning of period ......     2,601,558             509,321
                                                          -----------         -----------

Cash and cash equivalents at end of period ............   $ 2,948,615         $ 2,784,949
                                                          ===========         ===========
Supplemental disclosure- Taxes Paid ...................         6,411               6,171
                                                          ===========         ===========


               See accompanying notes to consolidated financial statements.

                                             5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Startech Environmental Corporation (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In our opinion these financial statements include all adjustments necessary for a fair presentation of the financial position. Results for the nine months ended July 31, 2004 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended October 31, 2003 which are included in the Company's annual report on Form 10-K for the period ended October 31, 2003.

Note 1. Capital Lease Obligation.
---------------------------------

The Company has entered into capital lease obligations for computers and capital equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $1,372 at interest rates ranging from 9.25% to 19.14%. The equipment capitalized was $35,224 and is being depreciated over five to fifteen years. Depreciation expense for the nine months ended July 31, 2004 was $6,323.

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

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                               JULY 31,             JULY 31,
                                            2004     2003        2004      2003
                                            ----     ----        ----      ----
Number of shares of common stock
outstanding at end of period............... 17.5     15.6        17.5      15.6

Effect of using weighted average
of common stock outstanding................ (0.0)     3.4         (.8)      4.5

Basic shares of common stock outstanding... 17.5     12.2        16.7      11.1

Dilutive effect of common stock options
and warrants...............................   .9     (0.5)         .9        .6
                                            ----     ----        ----      ----

Diluted shares of common stock outstanding  18.4     11.7        17.6      11.7

For the nine months ended July 31, 2004 and July 31, 2003, the effect of the Company's common stock options and warrants are not included for the diluted earnings per share calculation since the inclusion of such items would be anti-dilutive.

At July 31, 2004, there were approximately 18.4 million shares of common stock and potentially issuable with respect to stock options and warrants, which could dilute basic earnings per share in the future.

Stock Options

At July 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 6. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ('SFAS') No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123.' In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees'; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                                 Three Months   Three Months    Nine Months    Nine Months
                                                    Ended           Ended          Ended          Ended
                                                July 31, 2004   July 31, 2003  July 31, 2004  July 31, 2003
                                                -------------   -------------  -------------  -------------
Net loss applicable to common stockholders ...   $(1,011,043)   $  (887,273)    (1,769,434)   $(2,456,225)

Stock-based compensation pro forma ...........      (397,238)       (43,100)      (437,642)       (81,100)

Net loss applicable to common stockholders pro
forma ........................................    (1,408,281)      (930,373)    (2,207,076)    (2,537,325)
                                                 -----------    -----------    -----------    -----------
Net profit/(loss) per share applicable to
common stockholders basic ....................   $      (.06)   $      (.05)   $      (.11)   $      (.22)
                                                 -----------    -----------    -----------    -----------
Net profit/(loss) per share applicable to
common stockholders  (basic and) pro forma ...   $      (.08)   $      (.08)   $      (.13)   $      (.23)
                                                 -----------    -----------    -----------    -----------

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

                                              FOR THE QUARTER ENDED JULY 31,
                                                 2004              2003
                                                 ----              ----
     Risk-free interest rate                    4.60%             4.00%
     Expected life of options - years           10.00             10.00
     Expected stock price volatility             123%              80%
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

Note 3. Cash Flow.
------------------

During the nine months ended July 31, 2004 and 2003, the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of these transactions.

Nine months ended:                                 July 31, 2004   July 31, 2003
-------------------                                -------------   -------------

Stock issued for subscription receivable             $      0        $150,000
401k plan match                                        43,416          54,974
Property & Equipment acquired under capital lease           0           3,612
Common Stock issued for services                       42,000               0
Series A convertible preferred shares converted
to common shares                                       26,453         330,100

Note 4. Interim Financial Information (Unaudited).
--------------------------------------------------

The interim financial statements of the Company for the three and nine months ended July 31, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (`SEC'). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 5.  Revenue Recognition.
-----------------------------

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed. For distributorship agreements revenue is recognized for services and training upon completion and the distribution rights are amortized over the expected life of the agreement.

Note 6. Employee Benefits Plan.
-------------------------------

Contributions for the three months ended July 31, 2004 were $19,071, which represents the issuance of approximately 4,384 shares of our common stock. Contributions for the nine months ended July 31, 2004 were $49,731, which represents the issuance of approximately 11,623 shares of our common stock.

Note 7. Stockholders Equity.
----------------------------

Common Stock

For the three months ended July 31, 2004, 72,000 options were exercised, for a gross proceeds of $146,160. For the nine months ended July 31, 2004, 137,000 options were exercised, for a gross proceeds of $245,110.

Stock Options

1995 Stock Option Plan

In November 1995, the Company registered 2,000,000 shares of common stock, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the 1995 Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20, 1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2003, 2002, and 2001, the Company issued 0, 10,000 and 297,500 stock options under the 1995 Plan, respectively. The options have an exercise price of $3.38 and $5.63 per share, respectively. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of July 31, 2004, 8,089 options have not been granted under the 1995 Plan.

                         Options outstanding - 1995 Plan

   Options outstanding, October 31, 2000                     900,000
   Options granted in 2001                                   297,500
                                                           ---------
   Options outstanding, October 31, 2001                   1,197,500
                                                           =========
   Options granted in 2002                                    10,000
                                                           ---------
   Options outstanding October 31, 2003 & July 31, 2004    1,207,500
                                                           =========

2000 Stock Option Plan

Our 2000 Stock Option Plan (the "2000 Plan") was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of our common stock. During the quarter ended July 31, 2004, 96,668 options have been granted under the 2000 Plan at an average exercise price of $4.20 per share, and 72,000 options were exercised during the three months ended July 31, 2004 at an average exercise price of $2.03 per share. During the nine months ended July 31, 2004 130,000 options were granted at an average price of 3.98 per share and 137,000 options were exercised at an average exercise price of $1.79 per share and. A total of 507,000 options under the 2000 Plan have been granted at an average exercise price of $3.55 per share. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of July 31, 2004, 493,000 options are available to be granted under the 2000 Plan.

                         Options outstanding - 2000 Plan

   Options outstanding, October 31, 2000                         0
   Options granted in 2002                                 277,000
   Options cancelled in 2002                                     0
                                                          --------
   Options outstanding, October 31, 2002                   277,000
                                                          ========
   Options granted in 2003                                 100,000
   Options exercised in 2003                                     0
                                                          --------
   Options cancelled in 2003                               (20,000)
                                                          ========
   Options outstanding October 31, 2003                    357,000
                                                          ========
   Options exercised in 2004                              (137,000)
                                                          --------
   Options granted in 2004                                 130,000
                                                          --------
   Options cancelled in 2004                                     0
                                                          ========
   Options outstanding July 31, 2004                       350,000
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

At July 31, 2004, there were 501,089 shares of common stock reserved for issuance upon the exercise of outstanding options under all plans and 493,000 shares available for grant of options under the 2000 Compensation Plan.

For the nine months ended July 31, 2004 we granted 130,000 options, respectively, to its directors and one executive officer. These options were granted under the 2000 Compensation Plan. Fifty percent of these options vest at the time of the grant and the other 50% vest six months after date of grant and expire not more than ten years from date of grant.

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

Since 1995, we have been actively educating the marketplace on the superiority of plasma over other waste remediation technologies. This ongoing education of the public and government is continuing today. Similar to other new technologies we have been met with varying degrees of resistance. In 2001, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell (TM) hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell(TM) will provide a green and renewable source of hydrogen for power and processing applications. In 2003, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational effort we are now being greeted by a much more receptive marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including waste facility ownership or management. This change was dictated by the needs of our customers and the demands of the marketplace. This change began in January 2002 and continues to be integrated.

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


Recent Developments

The Mihama Plasma Converter(TM) in Japan

The system, now owned by Mihama, has been moved and reassembled at Mihama's new facility near Kobe, Japan where it will be used to safely and irreversibly destroy PCBs (polychlorinated byphenyls) commercially. Currently Mihama is constructing a new showroom and demonstration facility to house and operate the Plasma Converter(TM). Mihama is a Startech distributor for the territory of Japan and will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

$34 Million Contract in Italy

On February 17, 2004, the Company announced that it had signed a $34,300,000 contract for the delivery and startup of two 50 ton-per-day Plasma Converter Systems with FP Immobiliare srl to process electronic waste (e-waste) and specialty waste in a new FP Immobiliare facility in Frosinone, a city about 50 miles from Rome.

The Customer will be employing lease financing for this program. FP Immobiliare has been in discussions with leasing companies on securing the financing for the project. These activities have taken longer than expected, however FP Immobiliare remains confident that the funding will be completed. Upon the successful completion of the lease-financing arrangements between the Customer and the Leasing Company, Startech will receive the first of its scheduled payments and manufacturing will then commence immediately. The 50 TPD systems will be built in the Company's 30,000 square foot Broad Street manufacturing facility in Bristol, Connecticut with the shipment of the first system scheduled for 11 months after commencement of manufacturing. The customer has asked that a 20 TPD system be inserted in the contract and those contractual arrangements are in process now.

Poland

Considerable progress has been made on the financing arrangements for these three projects over the past two months. Each of the contracts intends to complete the financing by way of the leasing program. The company continues to regard these contracts as viable.

Rhode Island

A private waste processing entity has been formed to buy and manage the 50 TPD Plasma Converter System for a prime location. Significant state and local cooperation has been assured and the formal processing of permits is underway. There has been significant state and local cooperation supporting the facility and its operation.

Vitech

Site selection has been underway during the past few months and has been expanded to specific locations in New Jersey, Texas, and North Carolina, as well as, South Carolina. Financing has been assured and the project will proceed upon final state approval.

South Africa

All site approvals have been received and the contract negotiations are proceeding to establish all project responsibilities. Final phase financing is expected to close shortly and this project will place (2) 25 TPD Plasma Converter Systems in place within 12 months of the closing. The facility selected has the ability for significant growth potential. The financial institutions involved have provided assurance for closure upon receipt of all project documentation and contracts. Final contract stipulations are currently in progress.

DOE Contracts

Performance demonstration preparations and equipment acquisition has been initiated. Performance demonstrations are scheduled during the last quarter of the calendar year. Performance demonstrations have to do with the production of hydrogen from waste processed through the Startech Plasma Converter System located in Bristol, Connecticut.

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

New Distributorship Agreement

Plastech Solutions , Ltd. of New South Wales, Australia has been announced as the exclusive distributor for the territories of Australia and New Zealand. The Company has received a $250,000 irrevocable payment from Plastech for the distributorship.

Results of Operations
---------------------

Comparison of three months ended July 31, 2004 and 2003

Revenues. Total revenues were $68,576 for the three months ended July 31, 2004, as compared to $70,000 for the same period in 2003, a decrease of $1,424. For the three month ending July 31, 2004 a portion of the distributorship agreement was allowed to be recognized as revenue. This distributorship agreement for Australia and New Zealand was signed with Plasteck Solutions Limited, who is located in Australia. The revenue for the three months ending July 31, 2003 was related to spare parts that were shipped to Mihama, located in Japan.

Gross Profit. Gross profit was $37,326 for the three months ended July 31, 2004 compared to a gross profit of $38,470 in the same period in 2003, or a decrease of $1,144 from the same period in 2003 or 2.9%. Gross margins were directly impacted due to the signing of the distributorship agreement with Plasteck Solutions Limited.

Selling Expenses. Selling expenses for the three months ended July 31, 2004 were $234,070 a increase of $62,279, or 36.3%, for the same period in 2003. Selling expenses increased as a result of the hiring of additional personnel, higher outside sales consultant expenses and increased customer activities.

Research and Development Expenses. Research and development expenses for the three months ended July 31, 2004 were $82,372, an increase $4,239 or 5.4%, for the same period in 2003. This increase was related to preparing for our test programs related to the Department of Energy and other strategic projects.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2004 were $736,062, compared to $675, 469 for the same period in 2003, an increase of $60, 593 or 8.9%, from the same period in 2003. This increase was related to higher outside legal expenses, increased office expenses, and expenses related to public relations activities.

Interest Income. Interest income for the three months ended July 31, 2004 was $8,077, compared to $929 in the same period in 2003, an increase of 769%. The increase is due to higher average cash balances, offset by lower interest rates earned on our investments as a result of the Federal Reserve's lowering of short-term interest rates.

Income Taxes. During the three months ended July 31, 2004, corporate income taxes were $3,633 as compared to $(259) in the same period 2003. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Comparison of nine months ended July 31, 2004 and 2003

Revenues. Total revenues were $1,629,196 for the nine months ended July 31, 2004, as compared to $70,000 for the same period in 2003, an increase of $1,599,196. The increase is related to the distributorship agreement, the delivery of the component equipment for the Mihama project in Japan, as well as spare parts ordered during the project.

Gross Profit. Gross profit was $1,024,690 for the nine months ended July 31, 2004 or 62.8% gross margins, compared to a gross loss of $43,537 in the same period in 2003, or an increase of $1,068,227 from the same period in 2003. Margins were positively impacted as a result of the shipment of the goods to Mihama and the distributorship agreements with Plasteck Solutions Limited and Mihama.

Selling Expenses. Selling expenses for the nine months ended July 31, 2004 were $673,703 a increase of $99,275, or 17.3%, for the same period in 2003. Selling expenses increased as a result of higher marketing and consulting expenses.

Research and Development Expenses. Research and development expenses for the nine months ended July 31, 2004 were $241,838, an increase $18,559 or 8.3%, from the same period in 2003. This increase was related to preparing for our test programs related to the Department of Energy and other strategic projects.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2004 were $1,893,285, compared to $1,604,347 for the same period in 2003, a increase of $288,938 or 18.0%, from the same period in 2003. These increases in expenses were directly attributable to outside legal expenses, public relations fees, board of director expenses, office expenses, and Director and Officers insurance premiums.

Interest Income. Interest income for the nine months ended July 31, 2004 was $22,599, compared to $2,603 in the same period in 2003, an increase of 768%. The increase is due to higher average cash balances, offset by lower interest rates earned on our investments as a result of the Federal Reserve's lowering of short-term interest rates.

Income Taxes. During the nine months ended July 31, 2004, corporate income taxes were $6,411, as compared to $6,171 in the same period 2003. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

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

As of July 31, 2004, we had cash and cash equivalents of $2,984,615 and working capital of $2,533,475. During the three months ended July 31, 2004, our cash decreased by $612,722. The decrease in cash resulted primarily from the operations of the company.

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

Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the first nine months of fiscal year 2004 and 2003. No realized gains or losses were recorded during the three months ended July 31, 2004 or 2003.

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

Part II - Other Information

ITEM 1. LEGAL PROCEEDING

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, Connecticut by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. The Company does not believe the claim is subject to Arbitration under the terms of its agreement with the representative and has so advised the American Arbitration Association. On January 6, 2003, a temporary injunction was granted to Startech to stop the arbitration process and conduct a hearing as to whether a permanent injunction should be granted to enjoin the arbitration proceeding from continuing. A hearing was held for this purpose on February 24, 2003. A hearing for the permanent injunction was held on March 22, 2004, the court found that Startech was not entitled to a permanent injunction and issued an order compelling arbitration. The issue of whether the claim is subject to arbitration is still an issue for the arbitrator. That issue was to be decided along with all other issues at arbitration that was scheduled for July 27, 28, 29 and 30, 2004. We are currently awaiting a decision from the arbitrator. Both parties have submitted their arbitration briefs and the arbitrator has until September 23, 2004 to render his decision.

ITEM 2 - CHANGES IN SECURITES AND USE OF PROCEEDS

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

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

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
----------
     *    Filed herewith

(b)  Reports on Form 8-K:

          Date                     Description                  Item, Reported
          ----                     -----------                  --------------
                                   None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September 2004.


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