Form 10-K
period 2004-10-31
STARTECH ENVIRONMENTAL CORP
filed 2005-01-28
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - October 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________ .

                         Commission file number 0-25312


                       STARTECH ENVIRONMENTAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                 84-1286576
             --------                                 ----------
     (State of incorporation)          (I.R.S. Employer Identification Number)

                         15 Old Danbury Road, Suite 203
                            Wilton, Connecticut 06897
                            -------------------------
          (Address of principal executive offices, including zip code)

                                 (203) 762-2499
                           ---------------------------
               (Registrants telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                           Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [x]

     As of January 26, 2005, 17,849,249 shares of common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of January 26, 2005 was $37,436,512 based on the closing price of the common stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is incorporated by reference from portions of the Registrant's proxy statement in connection with its 2004 Annual Meeting of Stockholders. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant's proxy statement are expressly not incorporated herein by reference.

                       STARTECH ENVIRONMENTAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I    .................................................................... 4
          Item 1.  Business................................................... 4
          Item 2.  Properties.................................................15
          Item 3.  Legal Proceedings..........................................15
          Item 4.  Submission of Matters to a Vote of Securityholders.........15
PART II   ....................................................................16
          Item 5.  Market for Registrant's Common Equity
                     and Related Stockholder Matters..........................16
          Item 6.  Selected Consolidated Financial Data.......................17
          Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................18
                   Risk Factors...............................................24
          Item 7A. Quantitative and Qualitative Disclosures About
                     Market Risk..............................................30
          Item 8.  Financial Statements and Supplementary Data................30
          Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure...................30
          Item 9A. Controls and Procedures....................................30
          Item 9B. Other Information..........................................30
PART III  ....................................................................31
PART IV   ....................................................................33
          Item 15. Exhibits, Financial Statement Schedules and Signatures.....33

                                     PART I

Item 1. Business.

     This annual report on Form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "hope," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 36 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.

     References in this annual report to "the Company," "Startech," "we," "us," and "our" refer to Startech Environmental Corporation and our wholly-owned subsidiary on a consolidated basis, unless otherwise stated.

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

     The Company's activities during the four fiscal years beginning November 1, 1992 and ending October 31, 1995 consisted primarily of the research and development of the Plasma Converter. On November 17, 1995 Kapalua Acquisitions, Inc., a Colorado corporation completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corporation.

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

     By concentrating on re-positioning our Company for long-term growth, we did not achieve the sales goals we did anticipated would occur in the 2003 and 2004 fiscal years. However, we believe this new way of approaching the market over time will help achieve maximum penetration in the shortest timeframe.

     We believe specific events are driving demand for our Plasma Converter. They include:

     o Increases in waste, and in particular hazardous wastes, due to rising consumer/industrial consumption and population growth in most nations.

     o Current waste disposal and remediation techniques such as landfills and incineration are becoming regulatory, socially and environmentally unacceptable.

     o A need for critical resources such as power and water to sustain local economies; and

     o The emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

     Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers' business' so they can now realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow our customers to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

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

     Our business model and its market development strategies arise from our mission, who is to change the way the world views and employs discarded materials; what many would now call waste we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build own operate/build own transfer of ownership facilities, joint development projects and engineering services.

Markets

     We view the future of our business as divided into three key market segments; power/energy, waste remediation, and engineering services. Projects are generally categorized according to the specific or stated objective of the customer, waste remediation or power generation. A customer may have a need to remediate a particularly onerous waste such as PCBs but has no need to produce commodity products. The goal is to simply get rid of waste. That would be considered a waste remediation project. Conversely, a customer in an area with limited or high cost power may want to select a waste stream to give the greatest amount of Plasma Converted Gas (TM) with which to produce power to run his system or for other power uses. The production of power is the desired benefit and the feedstock (waste material) selected is chosen for the highest quality commodity product produced, in this case electric power. The market for our Plasma Converter System is for on-site use by industrial, institutional and government facilities, and also for commercial facilities that process waste under contract.

     Our market for the sale of Plasma Converter Systems will be made up of sales to:

     A)   Generators of waste; and

     B)   Processors of waste

     Startech's revenues and profits are produced by:

     (1) the sale of its systems that may also include a continuing, revenue-producing "tolling fee" for each pound of material processed; and

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

     o    Onsite Treatment - Includes:

          -    Hospitals and medical centers.
          - Industrial hazardous waste generators such as petrochemical, chemical, refining, and metals companies.
          -    Industrial hazardous waste processors.
          - Government agencies such as Department of Defense, Department of Energy.

     o Offsite Treatment (at an integrated waste management facility) - Includes waste management and/or transport companies.

     o Mobile Treatment - Includes all of the above who value the ability to move quickly from site to site.

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

Primary Customer

     For the fiscal year ended October 31, 2004, 91% of our revenue was derived from Mihama Inc., while all of our revenue for the fiscal year ended October 31, 2003 was derived from Concurrent Technology Corporation.

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

How The Process Works

     The basic Plasma Converter system consists of the following:

     o    In-feed System
     o    Plasma Vessel
     o    Cooling Process
     o    Filtration Process
     o    Neutralization Process

Figure 1. Process Overview of PCS


--Graphic on File--


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

     Our Plasma Converter that is being used for our demonstration and training unit in our Bristol, Connecticut facility continues to be a very active marketing tool in showcasing our technology to potential customers, investors, and governmental agencies. We have been proactive in utilizing this facility for training such as Eico Systems Corp. and also running some surrogate testing for specific customers. We expect testing activity to increase in 2005 as more and more companies and governmental agencies look to validate our technology for their specific applications.

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

     There are essentially two principal uses of energy:

     1.   first, stationary energy for electrical power generation and heating;

     2. second, mobile energy such as that used for transportation propulsion systems ... the energy you can put in a fuel tank and take with you.

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

     Hydrogen is a very valuable commercial gas that is produced by various thermo-chemical industrial methods. Hydrogen gas is used in many industrial processes to make products that we use every day. These products include cooking oils, peanut butter, soap, insulation, metals, drugs, vitamins, adhesives, cosmetics, ammonia, fuels, and plastics and so on. Hydrogen is also used extensively to propel spacecraft because it is very light and has very high energy content. Hydrogen is used as a fuel to produce pollution-free electricity in fuel cells.

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

     2)   MSE Technology Applications, Inc. (MSE)

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

     On or about June 4, 2002, we submitted an application for a patent to the United States Patent and Trademark Office. The patent involves a torch positioning apparatus designed and developed by our engineers. This is the only patent we have applied for to date. We have designed and developed other proprietary intellectual property that will be protected as trade secrets. We may in the future file US and foreign applications for these patents. We plan to continue our development and protection of our intellectual property. We have not authorized or licensed the use of our proprietary information to any third parties and have no plans to do so. We retain the exclusive worldwide rights for development and commercialization of our technologies.

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

Research and Development

     While the principal research and development to produce commercial Plasma Converters has been completed, we will continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have to date been entirely paid for and sponsored by the company. We will continue to develop and design operational improvements that will be primarily in the area of the use of the Plasma Converted Gas produced by the Plasma Converter also used by StarCell. Expenditures for research and development will be geared to achieving lower costs designs and higher efficiencies consistent with our business model of offering complete systems solutions. In the twelve months ended October 31, 2004 we expensed $353,099 for research and development. As we expand our research and development focus in fiscal year 2005 our efforts are expected to be devoted to the development of patentable proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen. In addition we will continue conducting ongoing tests, demonstrations and enhancements of the Plasma Converter for potential customers and governmental agencies.

Employees

     As of January 15, 2005, the Company had 20 full-time employees. Of these full-time employees, six are in engineering, one in research and development, one in manufacturing and production, five in sales and marketing and seven are in management or administrative positions. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment, and prohibiting them from competing with us. Our employees are not represented by any labor union or collective bargaining agreement, and we believe that our relations with our employees are good.

Item 2. Properties.

     Our corporate headquarters is located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897-2525 where we lease 5,800 square feet of office space from CD Station, LLC as landlord. The lease and taxes provides for monthly payments of $17,540 to December 2005, when the lease expires.

     Our Product Showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 5,400 square feet of office space from Tunxis Management as landlord. The lease provides for monthly payments of $4,100 to September 2005, when the lease expires.

     Our Manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $5,625. This lease arrangement is on a month to month basis.

     The following table listed below is the annual rent expense for the corporate headquarters at Wilton, Connecticut, and the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol, Connecticut:

         Year              Annual Rent
         ----              -----------
         2005              $319,944
         2006              $29,700


Item 3. Legal Proceedings.

     On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, Connecticut by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. A decision from the arbitrator awarded Fran Environmental $55,816 which was broken down to $6,668 of expenses relating to the representative agreement, and $45,018 in attorney fees and $4,130 in costs. The Company has agreed to pay the award to Fran Environmental in two installments beginning in January 2005. The first installment was recently paid in January, and the second payment is due in February 2005. The Company did not file an appeal of the trial courts decision relative to the arbitration award.

Item 4. Submission of Matters to a Vote of Securityholders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year or covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders' Matters.

(a)  Market Information

     Our common stock is traded on the Over-the-Counter-Bulletin Board (OTCBB) under the symbol STHK.OB. The table below shows the high and low closing price of our Common Stock during the quarters indicated.

Fiscal Year Ended October 31:           2004                       2003
-----------------------------           ----                       ----
                                  High        Low            High         Low
                                  ----        ---            ----         ---

First Quarter                   $  4.55     $  1.15        $  1.28      $  0.84
Second Quarter                  $  4.85     $  3.30        $  1.55      $  1.03
Third Quarter                   $  4.88     $  2.85        $  1.30      $   .77
Fourth Quarter                  $  4.53     $  3.30        $  1.45      $  1.00


                                                    Closing Price
                                                    -------------

     First Quarter Ended                         High            Low
     January 31, 2005 (January 27, 2005)        $ 4.39         $ 3.25


(b)  Stockholders

     As of January 7, 2005, there were 648 holders of record of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the future to finance its operations.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

                                                                                    Shares of Common Stock
                                                                                   remaining available for
                               Shares of Common Stock to be    Weighted-average     future issuance under
                                  issued upon exercise of      exercise price of  equity compensation plans
                                   outstanding options,      outstanding options,   (excluding securities
                                    warrants and rights       warrants and rights  reflected in column (a))

Plan Category                               (a)                       (b)                    (c)
------------------------------ ---------------------------- --------------------- -------------------------
Equity compensation plans                 487,000                    $3.60                 513,000
approved by security holders

Equity compensation plans not            4,110,991                   4.46                   8,089
approved by security holders
------------------------------ ---------------------------- --------------------- -------------------------
                       Total             4,597,991                   4.37                  521,089

Recent Sales of Unregistered Securities

During fiscal year 2004 the Company issued a total of 1,426,141 common shares. 1,232,000 common shares were issued for two private placements for cash proceeds of $2,591.460. The Company has initiated a private placement of our securities from which we have currently raised $819,360 after commissions and expenses and issued 275,708 shares of our unregistered common stock at $3.06 per share. Additionally, there were 275,708 warrants issued with this private placement that will expire in three years. We are continuing to have negotiations with various investment groups.

Item 6. Selected Financial Data.

     The selected financial data set forth below for the five years ended October 31, 2004 is derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

                                                          Year Ended October 31,
                               ----------------------------------------------------------------------------
                                   2004            2003            2002            2001            2000
                               ------------    ------------    ------------    ------------    ------------
Net sales                      $  1,708,768    $     70,000    $    136,471    $  2,400,000    $  1,069,441

Loss from operations              2,661,719       3,076,921       4,038,425       2,437,759       2,731,336

Other income (expense)               27,786        (344,936)        136,673         167,067         319,093

Net Loss                       $  2,646,406    $  3,421,714    $  3,915,300    $  2,298,480    $  2,430,576
                               ============    ============    ============    ============    ============

Earnings (loss) per share of
weighted average shares of
common stock outstanding              (0.16)          (0.29)          (0.40)          (0.30)          (0.63)

Weighted average number of
shares of common stock
outstanding                      16,872,391      11,641,052       9,746,165       8,359,111       7,430,838

Total assets                      4,957,268       4,885,586       3,138,230       4,663,005       7,077,881

Total liabilities                 1,335,634       1,497,349         743,802         740,957       1,196,596

Long-term obligations                   242           4,316          17,580          43,299          13,225

Cash dividends per share for
common stock                              0               0               0               0               0




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

Results of Operations

Comparison of Years Ended 2004 and 2003

     Revenues. Our total revenues were $ 1,708,768 for the fiscal year ended October 31, 2004, as compared to $70,000 for the same period in 2003, an increase of $ 1,638,768 or 2,341.1%. In fiscal 2004 we delivered to Mihama components and system modifications, as well as contracted spare parts. Additional revenue resulted from distributor agreements located in Australia and Puerto Rico. There were no Plasma Converter Systems shipped in fiscal year 2003, revenues were limited to testing for Concurrent Technologies Corporation ("CTC").

     Gross profit. Our gross profit was $1,080,012 for the fiscal year ended October 31, 2004 as compared to a gross profit of $21,324 for the same period in 2003, a increase of $1,058,688 or 4,964.7%. The gross margin increase for fiscal year 2004 was a result of higher than expected margins on the components as well as the spare parts for the Mihama Project. Our margins were also positively impacted from the amortization of our distributorships. The gross margin increase for fiscal year 2003 was a result of the completion of the CTC demonstration program.

     General and administrative expenses. Our general and administrative expenses for the year ended October 31, 2004 were $2,460,013 compared to $1,998,893 for the same period in 2003, a increase of $461,120, or 23.1%. This increase resulted from the higher legal fees, public relations, consulting fees, office expenses, and higher insurance costs.

     Research and development expenses. Our research and development expenses for the year ended October 31, 2004 were $353,099, compared to $310,219 for Fiscal 2003, an increase of $42,880 or 13.8%, from the same period in 2003. These increased expenditures are a result of costs incurred for the preparation for the Department of Energy program as well as other internal projects.

     Selling expenses. Our selling expenses for fiscal year 2004 were $928,619 compared to $789,133 for the same period in 2003, a increase of $139,486 or 17.7%, for the similar period in 2003. The increased costs in 2004 were related to the hiring of additional sales and marketing personnel, as well as travel and associated expenses relating to various marketing projects.

     Interest income. Our interest income for the year ended October 31, 2004 was $29,491, as compared to $9,220 in the similar period 2003 a increase of $20,271 or 219.8%. The increase is due to higher cash balances and higher interest rates earned on our investments resulting from the Federal Reserve raising short-term interest rates.

     Income taxes. Income taxes for the year ended October 31, 2004 were $12,473 as compared with a credit balance of $143 in the similar period 2003. The taxes paid in 2004 resulted from state taxes on equity requirements. The tax credit balance for fiscal year 2003 was a result of refunds received. We have minimal tax obligations due to the fact that we have not had profitability to this point. We have loss carryforwards of approximately $18.5 million to offset against future profits.

Comparison of Fiscal Years Ended 2003 and 2002

     Revenues. Our total revenues were $ 70,000 for the year ended October 31, 2003, as compared to $136,471 for the same period in 2002, a decrease of $ 66,471 or 48.7%. There were no Plasma Converter Systems shipped in fiscal year 2003, revenues were limited to testing for CTC.

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

     Income taxes. Income taxes for the year ended October 31, 2003 resulted in a credit balance of $143 as compared with $13,548 in the similar period 2002. The tax credit balance was a result of refunds received during fiscal year 2003. We have minimal tax obligations due to the fact that we have not had profitability to this point. We had a loss carryforward of approximately $15.5 million to offset against future profits.

     One time management restructuring charges amounted to $346,052 for the year ended October 31, 2003 versus $0 for the year ended October 31, 2002. This one time charge is for expenses related to severance, legal, and various other expenses as a result of restructuring charges.

Comparison of Fiscal  Years Ended 2002 and 2001

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

     Income taxes. Income taxes for the year ended October 31, 2002 were $13,548 as compared with $27,788 in the similar period 2001. We have minimal tax obligations due to the fact that we have not had profitability to this point. We had loss carryforward of $11.7 million to offset against future profits.

Project Update

The Mihama Plasma Converter in Japan

     The system, now owned by Mihama, has been disassembled and moved to Mihama's new facility presently under construction near Kobe, Japan where it will be used to safely and irreversibly destroy PCBs (polychlorinated byphenyls) commercially. As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

FB Immobiliare

     On February 17, 2004, the Company announced that it had signed a $34,300,000 contract for the delivery and startup of two 50 ton-per-day Plasma Converter Systems with FP Immobiliare to process electronic waste (e-waste) and specialty waste in a new FP Immobiliare facility in Frosinone, a city about 50 miles from Rome.

     The customer will be employing lease financing for this program. FB Immobiliare has been in discussions with leasing companies on securing the financing for the project. FB Immobiliare will be assigning its contract to another of its companies that has the financial backing to satisfy the lease. Upon the successful completion of the lease-financing arrangements between the customer and the leasing company, Startech will receive the first of its scheduled payments and manufacturing will then commence immediately.

Poland

     The initial contracts signed in Poland are in the financial development stage, however two of the contracts previously announced are being modified to increase their size and designated waste streams.

     The Eko Plasma project is expanding beyond 10 TPD into a Plasma Converter Processing Facility that will now incorporate various waste streams including both Municipal Solid Waste (MSW) and various hazardous wastes including Medical and Industrial waste from surrounding municipalities.

     The Ekologia project previously announced will be increased from 10 TPD to 100 TPD Plasma Processing Facility that will process animal meal and hazardous waste. This Plasma Converter System will be operated to increase the selected output gas which will be sold to the neighboring chemical plant.

     The Chempol project previously announced is continuing with the initial 10 TPD Plasma Converter.

     The two 300 TPD Plasma Converter Processing Facilities contracts signed with Eco Group of America, Inc. are undergoing financing and the structuring of waste and power contracts within Poland. The sites have been approved as initially announced.

     Multiple new projects are being developed in Poland to process wastes ranging from MSW to Pesticides.

New York City

On December 3, 2004 a testimony (presentation) was made before the NYC Solid Waste Committee to emphasize the ability of the Startech Plasma Converter System to process both hazardous and non-hazardous wastes. This testimony and video presentation included the offering of a 150 TPD Pilot Plant to be built and operated at one of the City's existing power generating sites, transfer stations or landfills. This offer was at no cost to the City, however, it required the City to furnish the waste stream for at least three years after Pilot Plant commissioning.

Vitech

     Site selection and permitting has been underway during the past few months. The site selection has been narrowed down to specific locations North Carolina, and, South Carolina. Financing has been assured and the project will proceed upon final site documentation and state permit approval.

South Africa

     All site approvals have been received and the contract negotiations are proceeding to establish all project responsibilities. Final phase financing is expected to close shortly and this project will place (2) 25 TPD Plasma Converter Systems in place within 12 months of the closing. The facility selected has the ability for significant growth potential.

DOE Contract

     The demonstration activity and equipment acquisition has been underway. The demonstration equipment will be assembled and installed at our Bristol, CT facility. The first phase of the demonstration is scheduled to be completed during 2005. Startech has also been informed of additional funding approval and anticipates incorporating additional demonstration activity that will go into 2006.

Australian Contracts

     A new distributor has been established in Australia to service the markets in both New Zealand and Australia. The Distributor has initiated down-payments for their 10 TPD Plasma Converter System and has acquired a permitted facility.

     In addition, the Agreement also requires PlasmaTech to make annual purchases of Startech Plasma Converter Systems to maintain the Distributorship.

Recent Developments

Wall Street Journal's First Place "Best and Brightest" Award

     Startech was awarded The Wall Street Journal's 2004 Technology Innovation Award in the category of "Materials and Other Base Technologies." The awards, which honor the "Best and the Brightest," world wide, in a dozen categories, appeared in the November 15, 2004, edition of The Wall Street Journal. Startech was honored in first place for developing a recycling system that uses superheated, ionized gases, known as plasma to help save the environment and produce clean energy.

Industry Week's Technologies of the Year Award

     Startech's Plasma Converter System has been designated a Notable Innovation by Industry Week's Technologies of the Year Awards. The Awards, which are featured in the magazine's December issue, honor Startech's waste remediation system for its potential to change how materials are manufactured and used for industry.

Top Stock Performer of the Industry

     Waste News Market Handbook 2004 has ranked Startech shares second in the listing of "Top Five Percentage - Gainers." The list shows that Startech shares have had an increase in share value of 232 percent during the year between August 29, 2003 and August 31, 2004. Also, in the list of 30 Top Companies in the Waste Industry, Startech shares were second in percentage gain.

Caribbean Distributor

     Startech appointed PlasmaTech Corporation of San Juan, Puerto Rico as its exclusive distributor for the Territories and Island Nations of the Greater and Lesser Antilles. The Company received a $250,000 irrevocable payment for this Distributorship Agreement.

     The agreement requires PlasmaTech to purchase a 10 ton-per-day Plasma Converter System (PCS), or larger, by May 25, 2005. In addition, the agreement also requires PlasmaTech to make annual purchases of Startech Plasma Converter Systems to maintain the distributorship. During the next 10 years the minimum purchases must amount to approximately $300 million worth of Plasma Converter Systems.

Startech Hydrogen Grant in President Bush's Bill

     On December 8, 2004, President Bush signed the Omnibus Appropriations Legislative Package into law that grants an additional $413,000 to Startech to continue its work for the Department of Energy for the development of low-cost hydrogen.

     The Startech Hydrogen Project focuses on the production of hydrogen by the processing of coal, medical waste and municipal solid waste through the Plasma Converter System(TM). This FY05 $413,000 funding is in addition to the $500,000 funding from the FY04 Water and Energy Bill announced on December 15, 2003. The grants also fund programs for the production of a StarCell(TM) system that extracts hydrogen from the Plasma Converted Gas (PCG)(TM) that is created by processing materials such as tires through the Plasma Converter System. The work is in progress at our Plasma Converter Technical Center in Technology Park in Bristol, Connecticut."

First Plasma Converter System for Australia

     Startech has received an initial $250,000 down payment from PlasTech Solutions, Ltd. of New South Wales, Australia for the purchase of a 10 ton-per-day Plasma Converter System to process hazardous materials. PlasTech is Startech's exclusive distributor for Australia and New Zealand. The facility housing the first-of-its-kind 10 ton-per-day System in Australia will also serve as PlasTech's Demonstration and Technical Center to support its marketing and sales activities.

     This $250,000 payment is in addition to the $250,000 received for the Distributorship that requires PlasTech to purchase make annual purchases of Startech Plasma Converter Systems to maintain the Distributorship. During the next 10 years the minimum purchases must amount to approximately $300 million worth of Plasma Converter Systems. George Hatzimihalis, CEO of Plastech, said Plastech's Sydney Center will be completed by December, 2005.

Startech on History Channel

     The Plasma Converter operating at the Startech Technical Center in Bristol Connecticut was featured on The History Channels Toolbox and was shown over the course of several months in various locations throughout the country and also on certain Airlines in the video entertainment section.

New CEO and President

     On November 1, 2004, the employment agreement between the Startech and Joseph S. Klimek expired, pursuant to which Mr. Klimek served as Chief Executive Officer and President of Startech. The Company and Mr. Klimek have mutually agreed to extend his services on a consultancy basis. The board of directors has appointed Joseph F. Longo to succeed Mr. Klimek as Chief Executive Officer and President of the Company. As a result of his appointment as CEO and President, Mr. Longo no longer serves as Chief Operating Officer .

Effects of Inflation

     Due to the low rate of inflation there has been very little effect on the Company's net revenues for fiscal 2004.

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

     The Company had net working capital of $1,720,403 as of October 31, 2004 and had cash and cash equivalents of $2,401,061 as of October 31, 2004.

     Working capital was provided primarily from the private placements that were completed in 2004, from which we raised net proceeds of $2,506,461 after expenses. We have and will continue to be dependent upon the deposits and progress payments from the sale of equipment and the private sale of securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the above sources as well as additional private placements, demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

     We believe the completed private placements which raised over $2,500,000 after expenses will provide enough operating capital to sustain company operations at the current level for more than 1 year. It must be noted, however, that if the progress payments are not received in a timely manner or additional sales of Plasma Converters or funding is not available we may have to significantly cut expenses to maintain our operations.

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





                                  RISK FACTORS

     This annual report on Form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "hope," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below under this heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Risks Related to Our Business

We have limited operating history upon which to evaluate our potential for future success.

     We were formed in May 1991. To date, we have generated limited revenues from the sale of our products and do not expect to generate significant revenues until we sell a larger number of our products. Accordingly, we only have a limited operating history upon which to base an evaluation of our business and prospects. The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by early stage companies like ours in an evolving market, such as unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed. We were considered a development stage company for accounting purposes until 1998 because we had not generated any material revenues to that date. Revenues from shipments and services began to be recognized in 1999.

We have incurred substantial operating losses and may not achieve or sustain profitability in the future.

     We have incurred substantial net losses in each year since we commenced operations. We must overcome significant manufacturing and marketing hurdles to sell large quantities of our products. As we strive to grow our business, we expect to spend significant funds for general corporate purposes, including working capital and marketing, and for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we are profitable in the future, we may not be able to sustain profitability.

     To date we have delivered and installed two Plasma Converter Systems(TM), one for the demonstration phase of a U. S. Army program in 1999, and one for commercial use in Japan that was delivered in August 2001 and installed in April 2002. We do not expect to generate any material revenues until after we successfully complete the manufacture and installation of a significant number of Plasma Converters(TM). We expect losses to increase as a result of increased expenses of approximately $250,000 over the next 6 months, as we expand our marketing efforts and demonstrate our results of operations and liquidity will be materially adversely affected and our technology to potential customers. If we are unable to increase revenues and continue to operate at a loss, our results of operations and liquidity will be materially adversely affected and the market price of our common stock will likely decline and decrease the value of your investment.

We have not yet sold the Plasma Converter(TM) on a large - scale commercial basis which may limit our sales and revenue.

     We have never utilized the Plasma Converter(TM) under the conditions and in the volumes that will be required to achieve profitability nor has the Plasma Converter(TM) been utilized on a large-scale commercial basis. While we have demonstrated the Plasma Converter(TM)'s ability to process and dissociate waste feedstocks and recover resources in pilot scale and industrial-sized Plasma Converters(TM), there is no guarantee that the same or similar results could be obtained on a large-scale continuing commercial basis or on any specific project. Our success will depend, in part, on our ability to design and build systems that handle many tons of material per day and operate continuously. Our data and research to date support the fact that we will achieve results in the larger systems similar to those we have had in the smaller system we have manufactured and our results of operations and liquidity will be materially adversely affected and extensively tested. If the larger systems do not operate as we expect, it will significantly limit our sales and revenue, our results of operation and liquidity will be materially, adversely affected and the market price of our common stock will likely decline in value.

We are dependent on third parties for manufacturing key components which may cause delays in manufacturing and increased costs to the Company.

     We currently have our own manufacturing facility where we assemble and test systems. We also rely upon third parties for the manufacture of key components. Delays and difficulties in the manufacturing of our products could substantially harm our product development efforts.

     There are limited sources of supply for some Plasma Converter(TM) components. Business disruptions, financial difficulties of the manufacturers or suppliers, or raw material shortages could increase the cost of goods sold or reduce the availability of these components. In our development to date, we have been able to obtain adequate supplies of these key components. If sales accelerate as expected, we will experience a rapid and substantial increase in our need for components. If we are unable to obtain a sufficient supply of required components, we could experience significant delays in manufacturing, which could result in the loss of orders and customers, and could affect our business, financial condition and results of operations. Although we plan to purchase inventories of these strategic components, we may still require alternative sources if we experience delays in obtaining them. If the cost of finished components increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

Our failure to achieve market acceptance of the Plasma Converter(TM) within our expanded business model would adversely affect our business.

     The failure to achieve market acceptance of the Plasma Converter(TM) within our expanded business model would affect our profitability, future revenues, the market price of our common stock, and the success of our business. Many prospective users of the Plasma Converter(TM) have committed substantial resources to other forms of material processing treatments or technologies. Our growth and future financial performance will depend on our ability to demonstrate to prospective customers the technical and economic advantages of the Plasma Converter(TM) over these alternatives. We may not be successful in this effort. Furthermore, it is possible that competing alternatives may actually have advantages over the Plasma Converter(TM) for certain industries or applications.

     We have expanded our business to include market penetration strategies in which we have no previous experience. These strategies include build own and operate facilities; build own and transfer of ownership facilities; and joint development projects. Although certain of our executives have individual experience in these areas we have not, as a company, developed projects of this type in the past.

We have been largely dependent on one customer for our revenues to date and failure to expand our customer base will make us vulnerable to substantial loss of revenues.

     For the fiscal year ended October 31, 2004, 91% of our revenues were derived from a contract with Mihama Corporation in Japan. If we cannot diversify our customer base, we will be vulnerable to a substantial decline in revenues if we do not continue to receive contracts from this customer. Such an event could cause a material and adverse effect on our business, operations and financial condition and the value of our common stock could decline.

Our failure to obtain additional financing, if needed, would adversely affect our business results.

     We believe our cash reserves, anticipated cash generated from operations and other existing sources of capital will be adequate to fund our operations for up to one year. However, we may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing will adversely affect our ability to fund operations and continue as a going concern. Financing for all of our activities to date has been provided by private sales of our securities. Additional financing may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, shareholders may incur dilution. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or otherwise limit the development, manufacture or sale of Plasma Converters (TM), which may affect our business, results of operations and financial condition and reduce the value of your investment.

We face numerous risks associated with our plans to market and distribute the Plasma Converter(TM) domestically.

     We are currently marketing the Plasma Converter(TM) principally in international markets, including both industrialized and developing countries, and expect a significant portion of our future revenues to come from foreign sales. If we are unable to expand our domestic marketing efforts beyond current levels our future expected profitability will be substantially reduced. Substantial risks still remain for us to market our product effectively in domestic markets. These risks include:

     o Political and economic instability. Many of our domestic initiatives involve local government support or funding. Sales to governments may have a long sales cycle. Any change in the political or economic climate during this sales cycle may prevent us from making an anticipated sale.

     o Difficulties in collecting accounts receivable. We are a small company with limited cash resources. It may be difficult for us to recover monies owed from a domestic customer

     o    if we are forced to take legal action.

     o Protection of intellectual property. The domestic and foreign laws governing intellectual property may afford little or no effective protection of our intellectual property. Even if protected, litigation may result in substantial costs or a diversion of resources.

     Any of these risks will reduce expected revenues and may prevent us from achieving or sustaining profitability. An inability to increase revenues or become profitable may reduce the market price of our common stock and the value of your investment.

We may acquire other companies, product lines or technology and our failure to integrate any of them may have an adverse effect on our business.

     As part of our growth strategy, we may pursue acquisitions and investments that could provide complementary and competitive new technologies, products, or businesses. Future acquisitions or investments would involve the use of significant amounts of cash, which may cause us to incur a significant amount of debt. In addition, acquisitions involve numerous risks, including the diversion of management's attention from other business concerns and risks of entering markets in which we have limited or no prior experience.

     We currently have no commitments with respect to any acquisition or investment. If an acquisition or investment does occur and we cannot successfully integrate the business, product, technology, or personnel that we acquire, it would have a material adverse affect on our business, results of operations and financial condition. Any event that adversely affects our financial condition is likely to reduce the market price of our common stock.

We may be unable to find appropriate strategic alliances, which would adversely affect market penetration of the Plasma Converter(TM).

     Future strategic alliances may include cooperative agreements for the sharing of information, cooperative marketing agreements, or other business relationships such as equity investments or joint ventures. We may be unable to find appropriate strategic alliances in markets in which we have little or no experience, which could prevent us from bringing our products to these markets in a timely manner, if at all. This may lower the demand for and reduce market acceptance of the Plasma Converter(TM), reducing our revenues and profitability.

     We have made several strategic alliances for the purpose of commercializing the Plasma Converter(TM). These alliances are intended to facilitate our entry into the marketplace and accelerate the development and commercialization of our products; however, to date none of our alliances have resulted in any product sales.

     The terms our alliances may require us and our alliance partners to share revenues and expenses from joint activities, or for us to grant to our partners licenses to manufacture market and sell our products. While the leveraging of our resources through these alliances may have a favorable effect on our financial condition, the sharing of revenues may negatively affect our results of operations.

Contracts with federal and state governments subject us to possible contract terminations and audits.

     We participate in selective research and sales opportunities involving federal and state governments. Contracts with the United States government are subject to various risks, including the risk of termination at the convenience of the government. This type of contractual clause is included in all government contracts and allows the government to cancel a contract at any time during the performance of the contract without penalty. If cancelled for "convenience" the government must pay the costs of the contract up until that date and other reasonable costs related to its termination. Additionally, revenues from these potential relationships are subject to time-consuming audit procedures under various federal statutes.

There may be claims made against us for personal injury and business losses which may subject us to litigation and related costs.

     We anticipate that the Plasma Converter(TM) system will be utilized in a variety of industrial and other settings, and will be used to handle materials resulting from the generation of hazardous waste. The equipment will therefore be subject to risks of breakdowns and malfunctions, and it is possible that claims for personal injury and business losses arising out of these breakdowns and malfunctions will be made against us. Our insurance may be insufficient to provide coverage against all claims, or for claims made for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Product liability claims could result in losses and could divert our management's time and resources.

     The manufacture and sale of our products create a risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation and reduced sales, cause us to incur significant liabilities and divert our management's time, attention and resources. We do have product liability insurance; however, there is no assurance that such insurance is adequate to cover all potential claims. The successful assertion of any such large claim against us could materially harm our liquidity and operating results.

Our failure to properly control the use of hazardous materials could result in substantial financial liabilities to us.

     We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research, development and manufacturing activities. Therefore, we are subject to a variety of federal, state and local government regulations related to the storage, use and disposal of such materials. Failure to comply with present or future regulations could result in an imposition of fines on us, suspension of production or a cessation of operations. We are not aware of any environmental investigation, proceeding or action by federal or state agencies involving any of our facilities. However, under federal and state statutes and regulations, a government agency may seek recovery and response costs from both operators and owners of property where releases of hazardous substances were committed by previous occupants of the property or have occurred or are ongoing. If we fail to control the use of, or to restrict adequately the discharge of, hazardous substances, we could be subject to substantial financial liabilities. Our business, financial condition and operating results could suffer a material adverse effect if costs resulting from these liabilities are not covered by insurance or exceed our coverage.

Failure to comply with government regulations will severely limit our sales opportunities and future revenues.

     We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act of 1970, which may require our prospective working partners or our customers to obtain permits or approvals to utilize the Plasma Converter(TM) and related equipment on job sites. In as much as we intend to market the Plasma Converter(TM) internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries. We cannot be certain that required permits and approvals will be obtained or that new environmental regulations will not be enacted or that if they are, we and our customers can meet stricter standards of operation or obtain additional operating permits or approvals. Failure to obtain operating permits, or otherwise to comply with federal and state regulatory requirements, could affect our ability to market and sell the Plasma Converter(TM) and could substantially reduce the market price of our common stock.

Failure to protect our intellectual property could adversely affect our brand and business.

     The success and competitiveness of our product depends in part upon our ability to protect our current and future technology, manufacturing processes, and brand name through a combination of patent, trademark, trade secret and unfair competition laws, and our failure to do so could seriously harm our business, financial condition and results of operations.

     Patent applications in the United States are maintained in secrecy until patents are issued, and the publication of discoveries in the scientific literature tends to lag behind actual discoveries. Therefore, we cannot guarantee that we will be the first creator of future inventions for which we seek patents or the first to file patent applications for any of our inventions.

     Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States. We cannot be certain that:

     o    patents will be issued from future applications;

     o any future patents will be sufficient in scope or strength to provide meaningful; protection or any commercial advantage to us;

     o foreign intellectual property laws will protect our intellectual property; or

     o others will not independently develop similar products, duplicate our products or design around any patents which may be issued to us.

     We enter into confidentiality and non-disclosure of intellectual property agreements with our employees, consultants and many of our vendors, and generally control access to and distribution of our proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.

     Policing unauthorized use of intellectual property is difficult. The laws of other countries may afford little or no effective protection of our technology. We cannot assure you that the steps taken by us will prevent misappropriation of our technology, which may cause us to lose customers and revenue opportunities. In addition, pursuing persons who might misappropriate our intellectual property could be costly and divert the attention of management from the operation of our business.

Our failure to keep pace with our competitors and technological changes may result in the loss of customers and revenue opportunities.

     Other manufacturers of systems used to process and dispose of materials and wastes in both the private and public sectors include several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources and more manufacturing, marketing and sales experience than we do. As other technologies evolve, the Plasma Converter(TM) may be rendered obsolete. To the extent that our competitors are able to offer more cost-effective technological alternatives, our ability to compete and sell the Plasma Converter(TM) could be materially and adversely affected and could cause a decline in the market price of our common stock.

We are dependent on key personnel and our business would be disrupted if we are unable to retain and expand our management team

     Due to the nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain, qualified engineering, technical, manufacturing, sales, marketing and senior management personnel. The loss of any key employees or principal members of management could have a material adverse effect on our business and operating results. Further, if we are unable to hire additional qualified personnel as needed, we may not be able to adequately manage and implement plans for our expansion and growth. Joseph F. Longo, our Chairman, Chief Executive Officer and President, has an employment agreement with us; however, any other officer or employee of the Company may terminate his or her relationship with us at any time. Our employment agreement with Mr. Longo and our employment arrangements with other executive officers and significant employees impose customary confidentiality and non-compete obligations and provide for the assignment to us of all rights to any technology developed by such person during the time of his or her employment.

Due to the lengthy sales cycles of our products and services, the timing of our sales is difficult to predict and may cause us to miss our revenue expectations.

     Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes. For these and other reasons, the sales cycle associated with the selling of our products and services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources, or at all, because of the lengthy sales cycle for our products and services.

Our common stock has been delisted from the Nasdaq Stock Market.

     As of July 17, 2003, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the NASD Over-the-Counter Bulletin Board. Since our shares are not listed for trading on the Nasdaq SmallCap Market or other national securities exchange, the trading our shares is more difficult for investors, potentially leading to further declines in the price of our common stock. It may also make it more difficult for us to raise additional capital. Further, we may also incur additional costs under state blue-sky laws in connection with any sales of our securities.

     As a result of our trading on the NASD Over-the-Counter Bulletin Board, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we are subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

Terrorist attacks and other attacks or acts of war may adversely affect the markets on which our common stock trades our financial condition and our results of operations.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In March 2003, the United States and allied nations commenced a war in Iraq. These attacks and the war in Iraq have caused global instability in the financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Armed hostilities or further acts of terrorism could cause further instability in financial markets and could directly impact our financial condition, our results of operations and the price of our common stock.

Item 7A. Qualitative and Quantitative Disclosure about Market Risk.

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data.

     The response to this item is submitted in a separate section of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information.

     None.

                                    PART III

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is hereby incorporated by reference from the Company's definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after October 31, 2004.

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 2004, 2003 and 2002

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 2004, 2003 and 2002






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

Consolidated statements of changes in stockholders' equity                 F-5

Consolidated statements of cash flows                                      F-6

Notes to consolidated financial statements                                 F-7

   Farmington - New London                            Pond View Corporate Center
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
                                                      Web:        www.kostin.com


To the Board of Directors
Startech Environmental Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation as of October 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2004 and 2003, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principals.





Farmington, Connecticut
December 15, 2004



                                      STARTECH ENVIRONMENTAL CORPORATION
                                         Consolidated Balance Sheets
                                          October 31, 2004 and 2003


                                                                                       2004            2003
                                                                                   ------------    ------------
     Assets
Current assets:
   Cash and cash equivalents                                                       $  2,401,061    $  2,601,558
   Note receivable                                                                       50,000               0
   Inventory                                                                            584,226         320,048
   Prepaid expenses                                                                      15,000          15,000
   Other current assets                                                                   5,508           2,773
                                                                                   ------------    ------------

Total current assets                                                                  3,055,795       2,939,379

Equipment, at cost, net of accumulated depreciation                                   1,625,053       1,669,787

Other Assets                                                                            276,420         276,420
                                                                                   ------------    ------------

      Total Assets                                                                 $  4,957,268    $  4,885,586
                                                                                   ============    ============

    Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                                                $    223,817    $     40,167
   Customer Deposits                                                                    771,777       1,040,000
   Capital lease - short-term                                                             4,073          15,994
   Other accrued expenses                                                               335,725         396,872
                                                                                   ------------    ------------

      Total current liabilities                                                       1,335,392       1,493,033

Long-term liability:
   Capital lease payable net of current portion                                             242           4,316
                                                                                   ------------    ------------

      Total liabilities                                                               1,335,634       1,497,349
                                                                                   ------------    ------------

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; 0, and 2,645 at
    October 31, 2004 and 2003 respectively (aggregate liquidation preference of
    $0 and $26,453 at October 31,2004 and 2003, respectively)                                 0          26,453
  Common stock; no par value; 800,000,000 shares authorized shares issued and outstanding: 17,560,887 at October 31, 2004 and 16,134,122 at
    October 31, 2003                                                                 22,442,333      19,536,077
Additional paid-in-capital                                                            1,742,745       1,742,745
Deficit                                                                             (20,563,444)    (17,917,038)
                                                                                   ------------    ------------

      Total stockholders' equity                                                      3,621,634       3,388,237
                                                                                   ------------    ------------
      Total Liabilities and Stockholders' Equity                                   $  4,957,268    $  4,885,586
                                                                                   ============    ============


                The accompanying notes are an integral part of the consolidated financial statements.

                                                      F-3



                       STARTECH ENVIRONMENTAL CORPORATION

                      Consolidated Statements of Operations

               For The Years Ended October 31, 2004, 2003 and 2002



                                            Year Ended October 31,
                                            ----------------------

                                             2004            2003            2002
Revenue                                      $  1,708,768    $     70,000    $    136,471

Cost of goods sold                                628,756          48,676         466,819
                                             ------------    ------------    ------------

Gross profit (loss)                             1,080,012          21,324        (330,348)


Operating Expenses :
      Selling Expense                             928,619         789,133         910,742
      Research and Development                    353,099         310,219         160,785
      General and Administrative                2,460,013       1,998,893       2,636,550
                                             ------------    ------------    ------------
Total Operating Expenses                        3,741,731       3,098,245       3,708,077
                                             ------------    ------------    ------------

Loss from operations                           (2,661,719)     (3,076,921)     (4,038,425)
                                             ------------    ------------    ------------

Other income (expense):
  Interest income                                  29,491           9,220          26,569
  Interest expense                                 (1,705)         (6,926)        (12,762)
  Other Income                                          0          (1,178)        122,866
  Management restructuring                              0         346,052               0
                                             ------------    ------------    ------------
     Total other income(expense)                   27,786        (344,936)        136,673
                                             ------------    ------------    ------------

Income tax (benefit) expense                       12,473            (143)         13,548
                                             ------------    ------------    ------------

Net loss                                     ($ 2,646,406)   ($ 3,421,714)   ($ 3,915,300)

Less: preferred dividends                               0               0          22,310
                                             ------------    ------------    ------------

Loss attributable to common stockholders     ($ 2,646,406)   ($ 3,421,714)   ($ 3,937,610)
                                             ============    ============    ============

Net Loss per share--basic                    ($      0.16)   ($      0.29)   ($      0.40)
Weighted average common shares outstanding     16,872,391      11,641,052       9,746,165
                                             ============    ============    ============


  The accompanying notes are an integral part of the consolidated financial statements

                                           F-4



                                               STARTECH ENVIRONMENTAL CORPORATION
                                   Consolidated Statements of Changes in Stockholders' Equity
                                       For The Years Ended October 31, 2004, 2003 and 2002



                                                                                                     Additional
                                         Common                       Preferred                        Paid-In
                                         Shares         Amount         Shares          Amount          Capital        Deficit

Balance, October 31, 2001               9,282,880   $ 12,265,072          47,511    $    475,110    $  1,742,745   $(10,560,879)
                                     ============   ============    ============    ============    ============   ============

Preferred shares converted to
   common shares                           38,163        140,867         (14,087)       (140,867)           --             --
Shares issued during the year
   for services rendered                    4,200         15,624            --              --              --             --
Shares issued for cash                    927,969      2,283,712            --              --              --             --
Shares issued for 401(k) plan              40,180         85,178            --              --              --             --
Net loss during the year
   ended October 31, 2002                    --             --              --              --              --       (3,915,300)
Dividends                                    --             --             2,231          22,310            --          (19,145)
                                     ------------   ------------    ------------    ------------    ------------   ------------
Balance, October 31, 2002              10,293,392   $ 14,790,453          35,655    $    356,553    $  1,742,745   $(14,495,324)
                                     ============   ============    ============    ============    ============   ============

Preferred shares converted to
   common shares                          177,702        330,100         (33,010)       (330,100)           --             --
Shares issued for 401(k) plan              69,848         74,268            --              --              --             --
Shares issued for cash                  5,593,180      4,341,256            --              --              --             --
Net loss during the year
   ended October 31, 2003                    --             --              --              --              --       (3,421,714)
Dividends                                    --             --              --              --              --             --
                                     ------------   ------------    ------------    ------------    ------------   ------------
Balance, October 31, 2003              16,134,122   $ 19,536,077           2,645    $     26,453    $  1,742,745   $(17,917,038)
                                     ============   ============    ============    ============    ============   ============


Shares issued for 401(k) plan              16,060         62,932            --              --              --             --
Shares issued for cash                  1,232,080      2,506,461            --              --              --             --
Preferred shares converted to
   common shares                           12,853         26,453          (2,645)        (26,453)           --             --
Shares issued during the year
   for services rendered                   13,772         45,000            --              --              --             --
Exercise of stock options, between
  $.93 and $2.03
Per share                                 152,000        275,560            --              --              --             --
Stock Subscription Receivable                --          (10,150)           --              --              --             --
Net loss during the year
   ended October 31, 2004                    --             --              --              --              --       (2,646,406)
Dividends                                    --             --              --              --              --             --
                                     ------------   ------------    ------------    ------------    ------------   ------------
Balance, October 31, 2004              17,560,887   $ 22,442,333               0    $          0    $  1,742,745   $(20,563,444)
                                     ============   ============    ============    ============    ============   ============


                         The accompanying notes are an integral part of the consolidated financial statements.

                                                                F-5



                          STARTECH ENVIRONMENTAL CORPORATION

                         Consolidated Statements of Cash Flows

                  For The Years Ended October 31, 2004, 2003 and 2002


                                                         Year Ended October 31,
                                                         ----------------------

                                                  2004           2003           2002
Cash flows from operating activities:
   Net  loss                                  $(2,646,406)   $(3,421,714)   $(3,915,300)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Expenses paid for through the
       issuance of common stock                    45,000              0         15,624
     (Gain) Loss on sale of assets                      0           (193)         4,633
     401(k) match through issuance
       of common shares                            62,932         74,268         85,178
     Depreciation                                 208,132        196,733        190,588
     Preferred stock accrual                            0              0          3,165
     (Increase) decrease in:
        Accounts receivable                             0        290,000         10,000
        Prepaid expense                                 0        (10,000)          --
        Inventory                                (264,178)       (46,342)         5,796
        Other current assets                       (2,735)        14,607        (15,519)
        Other assets                                    0        (27,664)      (171,305)
     Increase (decrease) in:
        Accounts payable                          183,650       (219,949)       144,627
        Customer Deposits                        (318,223)       920,000        120,000
        Accrued expenses                          (61,147)        95,651        242,028
                                              -----------    -----------    -----------

Net cash used in operating activities          (2,792,975)    (2,134,603)    (3,764,541)
                                              -----------    -----------    -----------

Cash flows used in investing activities:
     Proceeds from sale of asset                        0          5,593            500
     Purchase of equipment                       (163,398)       (74,242)      (172,385)
                                              -----------    -----------    -----------
Net Cash used in investing activities            (163,398)       (68,649)      (171,885)
                                              -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from common stock issuance        2,771,871      4,341,256      2,283,712
     Repayment of capital lease payable           (15,995)       (45,767)       (45,293)
                                              -----------    -----------    -----------

Net cash provided by financing activities       2,755,876      4,295,489      2,238,419
                                              -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                    (200,497)     2,092,237     (1,698,007)

Cash and cash equivalents, beginning            2,601,558        509,321      2,207,328
                                              -----------    -----------    -----------

Cash and cash equivalents, ending             $ 2,401,061    $ 2,601,558    $   509,321
                                              ===========    ===========    ===========


 The accompanying notes are an integral part of the consolidated financial statements

                                          F-6

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


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

Revenue Recognition
-------------------

     The Company recognizes revenue on the sale of its manufactured products at the date of delivery. Revenues earned from consulting and design services are recognized when the services are complete. In the case of revenues received for distributorship agreements, the amount of revenue incurred for services and training is recognized at time of completion and the remaining amounts involved in the distributorship will be amortized over 36 months.

Management Estimates
--------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at October 31, 2004, 2003 and 2002, and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Reclassifications
-----------------

     Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the presentation used in the fiscal 2004 and 2003 financial statements. The reclassifications had no effect on shareholders' equity or net losses as previously reported.


Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The primary investments will be high quality commercial paper, money markets, U.S. Treasury Notes, and T-Bills. Regarding supplementary cash flows information, income taxes paid were $6,050 for the fiscal year ended October 31, 2004, a refund of $143 for the year ended October 31, 2003, and income taxes paid were $13,548 for the fiscal year ended October 31, 2002. Interest paid for the three fiscal years ended October 2004 was $1,705, $6,926 and $12,762 respectively. The Company also had the following non-cash transactions:

2004
----
                                                        Shares         Amount
                                                        ------         ------
Common shares issued for services rendered in 2004      13,772       $ 45,000
Common shares issued for 401(k) match                   16,060         62,932
Series A convertible preferred shares converted to
  common shares                                         12,853         26,453

2003
----
                                                        Shares         Amount
                                                        ------         ------
Common shares issued for 401(k) match                   69,848       $ 74,268
Series A convertible preferred shares converted to
  common shares                                        177,302        330,100
Equipment acquired through capital lease                  --            3,612


2002
----
                                                        Shares         Amount
                                                        ------         ------
Common shares issued for services rendered in 2002       4,200       $ 15,624
Common shares issued for 401(k) match                   40,180         85,178
Series A convertible preferred shares converted to
  common shares                                         14,087        140,867
Equipment acquired through capital lease                  --           25,539



                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

Inventory
---------

     Inventories consist of raw materials and work in process, and are stated at lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment
---------

     Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years.
Expenditures for major renewals and betterments which extend the useful lives of the equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Other Assets
------------

     Other assets consist of security deposits on office leases and utility deposits in 2004, 2003 and 2002. In addition we have incurred $206,850 of project costs related to two specific projects we are currently undertaking.
Upon completion of these projects our investments in them will be accounted for under the equity method.

Income Taxes
------------

     Income taxes consist of State taxes on capital. The Company has net operating loss carry-forwards of approximately $18.5 million expiring in various years through 2024. The deferred tax asset arising from the carry-forwards has been fully reserved against, since the likelihood of realization cannot be determined.

Stock Options
-------------

     At October 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 6. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ('SFAS') No.
148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- An
Amendment of FASB Statement No. 123.' In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles
Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees'; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                          FOR THE YEAR ENDED OCTOBER 31,

                                                                   2004               2003             2002
                                                                   ----               ----             ----
Net loss applicable to common stockholders -- as reported         $(2,646,406)      $(3,421,714)     $(3,937,610)
Stock-based compensation - pro forma                                 (464,100)          (76,000)        (542,340)
Net loss applicable to common stockholders - pro forma            $(3,110,506)      $(3,497,714)     $(4,479,950)
Net loss per share applicable to common stockholders (basic)           $ (.16)           $ (.29)          $ (.40)
 -- as reported
Net loss per share applicable to common stockholders (basic            $ (.18)           $ (.30)          $ (.46)
and) -- pro forma

                                                        F-9

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies:   (Continued)
---------------------------------------------------

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

                                            2004          2003         2002
                                            ----          ----         ----
     Risk-free interest rate                4.21%         4.24%        3.82%
     Expected life of options -- years      6.84         10.00         9.90
     Expected stock price volatility         98%           76%         107%
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

Earnings (Loss) Per Share
-------------------------

     Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the year. The Company has 4,597,991 potential shares of common stock, 3,754,286 potential shares of common stock, and 2,783,907 potential shares of common stock in 2004, 2003, and 2002, respectively that were not used in the computation of diluted earnings per share because they would have been anti-dilutive for each of the three years ended October 31, 2004, 2003 and 2002.

Off Balance Sheet Risk
----------------------

     The Company had more than $100,000 in a single bank during the year. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. However, management does monitor the financial condition of the institution where these funds are invested.



                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 2 - Inventory:
------------------

Inventory consists of the following at October 31, 2004 and 2003:              2004                  2003
                                                                               ----                  ----

Raw materials                                                               $ 324,766             $ 191,342
Work in process                                                               259,460               128,706
                                                                            ---------             ---------

Total inventory                                                             $ 584,226             $ 320,048
                                                                            =========             =========

Note 3 - Property, Plant and Equipment:
--------------------------------------

Equipment is summarized by major classifications as follows:

                                               Useful Life              2004               2003
                                               (In years)

Computer equipment                                 3-5             $   190,981         $   129,127
Equipment                                         7-15               1,908,639           1,807,523
Furniture and fixtures                             3-7                 144,383             143,995
Leasehold improvements                             4-7                 108,096             108,096
Other fixed assets                                 4-7                  23,625              23,625
                                                                   -----------         -----------
                                                                     2,375,724           2,212,326
Less: accumulated depreciation                                         797,160             589,028
                                                                   -----------         -----------
                                                                     1,578,564           1,623,298
Construction in progress                                                46,489              46,489
                                                                   -----------         -----------
Total property, plant and equipment                                $ 1,625,053         $ 1,669,787
                                                                   ===========         ===========


Note 4 - Operating Lease:
------------------------

LEASES

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases expiring between 2005 and 2006. The future minimum commitments under these leases, exclusive of lease commitments related to Startech are as follows:

                         October 31,
                         -----------

                            2005              346,980
                            2006                4,400
                                             --------
                                             $351,380
                                             ========

     The Company leases its offices in Wilton, Connecticut and its showroom and manufacturing facilities in Bristol, Connecticut, under lease agreements that expire in December 2004 and October 2005, The Company has extended the lease for its Wilton office until December 2005 and has a month to month lease with its manufacturing facility in Bristol, Connecticut. Lease expenses for the years ended October 31, 2004, 2003 and 2002, were $356,804, $342,974, and $337,049, respectively.

                                      F-11

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 5 - Stockholders' Equity:
-----------------------------

Common Stock
------------

     During fiscal year 2004, the Company completed two private placements of its securities totaling an aggregate of 1,232,080 shares of its unregistered common stock at average price of $2.10 per share, resulting in aggregate net proceeds of $2,506,461 after expenses of $85,000. In the first private placement completed in December 2003 the Company raised $200,000 by issuing 173,913 shares of common stock at a price of $1.15 cents per share. The second private placement which was completed on February 20, 2004 the Company raised $2,391,460 by issuing 1,058,167 shares of common stock at a price of $2.26 per share to sixteen investors. The Company also issued to one client 13,772 restricted common shares for services rendered which totaled $45,000 during fiscal year ended October 31, 2004.

Preferred Stock
---------------

     During 1999, the Company issued 696,978 shares of its 8% Series A cumulative, convertible, redeemable, preferred stock. During the fiscal year ended October 31, 2004, 2,645 preferred shares were converted to common shares compared to 33,010 preferred shares were converted to common shares and 14,087 preferred shares converted during the fiscal year ended October 31, 2003 and October 31, 2002 respectively.

Warrants
--------

     As it relates to the private placement dated February 20, 2004, a total of 1,058,169 warrants were granted, of which 352,723 warrants were issued at an exercise price of $4.89 per share and 352,723 warrants were issued at an exercise price of $5.89 per share and 352,723 warrants were issued at an exercise price of $6.89 per share. These warrants will expire on February 20, 2007. There were no warrants issued in connection with the other private placements transacted in 2004.

     In conjunction to the private placement that took place in January 2003, 882,353 warrants were issued at an exercise price of $1.80 per share. These warrants will expire in January 2006 provided the common stock is trading at $1.80 per share at this time. If the stock is below the $1.80 per share the Company has agreed to extend the period for up to two consecutive years. There were no warrants issued related to the other private placements transacted in 2003.

     In conjunction with the private placement in 2002 the Company issued one common stock warrant to purchase a share of common stock for each share of common stock purchased, exercisable at a price equal to 120% of the market price of the common stock on the NASDAQ SmallCap Market based on the average closing price per share for the ten (10) trading days immediately preceding March 25, 2002. Accordingly, the exercise price per share is $3.34 and will expire on March 25, 2005. The Warrants are callable anytime at the discretion of the Company 12 months after an effective registration statement, and after the average closing bid prices exceeds in excess of a 150% gain over the exercise price for 10 consecutive trading days.

     In conjunction with the issuance of the preferred stock in 2000, the Company issued Warrants to purchase 396,464 shares of common stock at a price of $15.00 per share. These Warrants were set to expire on August 1, 2002, however the price of the stock did not exceed $15.00 per share and the expiration was extended to August 31, 2004. On August 31, 2004 these warrants expired.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 6 - Non-qualifying Stock Option Plan:
-----------------------------------------

1995 Stock Option Plan
----------------------

     In November 1995, the Company registered 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995 Non-qualifying Stock Option Plan (the Plan) for employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20, 1995. Determination of the option price per share and exercise date is at the sole discretion of the Compensation Committee. During the years ended October 31, 2004, 2003, and 2002, the Company issued 0, 0 and 10,000 stock options, respectively. The options have an exercise price of $3.38 per share, respectively. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of October 31, 2004, 8,089 options have not been granted.

Options outstanding - 1995 Plan

   Options outstanding, October 31, 2001                         1,197,500
                                                                 =========
   Options granted in 2002                                          10,000
                                                                    ------
   Options outstanding October 31, 2002 and 2003                 1,207,500
                                                                 =========
   Options granted in 2003 & 2004                                        0
                                                                         -
   Options exercised in 2003 & 2004                                      0
                                                                         -
   Options outstanding October 2004                              1,207,500
                                                                 =========

2000 Stock Option Plan
----------------------

     Our 2000 Stock Option Plan was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. The plan authorizes the issuance of up to 1,000,000 shares of our common stock.

     During the year ended October 31, 2004, 130,000 options have been granted at an average exercise price of $3.98 per share and 0 options have been cancelled. During the year ended October 31, 2004 152,000 options were exercised at an average price of $1.81. During the year ended October 31, 2003, 100,000 options have been granted at an average exercise price of $1.10 per share and 20,000 options were cancelled. During the year ended October 31, 2002, 277,000 options have been granted at an average exercise price of $2.09 per share. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of October 31, 2004, 513,000 options are available to be granted.

Options outstanding - 2000 Plan

   Options outstanding, October 31, 2000                                 0
   Options granted in 2002                                         277,000
   Options cancelled in 2002                                             0
                                                                         -
   Options outstanding, October 31, 2002                           277,000
                                                                   =======
   Options granted in 2003                                         100,000
   Options exercised in 2003                                             0
                                                                         -
   Options cancelled in 2003                                       (20,000)
                                                                   =======
   Options outstanding October 31, 2003                            357,000
                                                                   =======
   Options granted in 2004                                         130,000
   Options exercised in 2004                                       152,000
                                                                   -------
   Options outstanding October 31, 2004                            513,000
                                                                   =======

                           STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


     The plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-statutory stock options. Our officers, directors, employees and consultants, and employees and consultants of our majority-owned affiliated companies, are eligible to receive awards under the plan.

Note 6 - Non-qualifying Stock Option Plan: (Continued)
-----------------------------------------

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

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 7 - Major Customers:
------------------------

     The majority of our revenues were derived from one major customer in 2004; all of the revenues were derived from one major customer in 2003, while all of our revenues were derived from two major customers in 2002.

Note 8 - Capital Lease Payable:
------------------------------

     The Company has entered into capital lease obligations for computer equipment. The terms of the leases range from 36 to 48 months, with principal and interest due in monthly installments aggregating $860 at rates ranging from 13.75% to 16.98%. The equipment was capitalized at $19,503 and is being depreciated over five years. Depreciation expense for 2004 was $3,900 and accumulated depreciation at October 31, 2004, is $10,154.

              Total remaining lease payments:
                    2005                              4,311
                    2006                                247
                                                   --------
                                                      4,558
              Less: unamortized interest                243
                                                   --------
                                                      4,315
              Less:  current portion                  4,073
                                                   --------
                                                   $    242
                                                   ========

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 9 - Fair Value of Financial Instruments:
--------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

     Cash and note receivable are carried in the accompanying balance sheets at cost, which is a reasonable estimate of their fair value. Accounts payable, capital lease payable and accrued expenses are also carried at cost, which is a reasonable estimate of their fair value.

                                                Carrying           Estimated
                                                 Amount            Fair Value

ASSETS:
     Cash and cash equivalents                $ 2,401,061         $ 2,401,061
     Note Receivable                               50,000              50,000

LIABILITIES:
     Accounts payable                             223,817             223,817
     Capital lease payable                          4,315               4,315
     Accrued expenses                             335,725             335,725


Note 10 - Commitments:
---------------------

     On September 30, 2004 the Board of Directors approved the terms of an employment agreement between Joseph F. Longo and the Company. Mr. Longo will serve as the Chief Executive Officer and President and will be paid an annual salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, unless extended by the Company.

                       STARTECH ENVIRONMENTAL CORPORATION

                 Notes To The Consolidated Financial Statements
               For The Years Ended October 31, 2004, 2003 and 2002


Note 11 - Employee Benefit Plan:
-------------------------------

     The Company sponsors an employee savings plan designed to qualify under
Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and will vest equally over a three-year period. The Company will match the first 6 percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended October 31, 2004, 2003, 2002 were $62,932, $74,268, and $85,178 for the years ended October 31, 2004, 2003, 2002 respectively. These contributions were paid through the issuance of 16,060, 69,848 and 40,180 shares of our common stock respectively. During the years ended October 31, 2004, 2003, 2002 respectively 5,442, 9,518, and 938 shares of our common stock have been returned to the 401K plan due to employee shares that were not vested due to attrition.

Note 12 - Research and Development Costs:
----------------------------------------

     Research and development costs are charged to operations when incurred. The amounts charged were $353,099 in 2004, $310,219 in 2003 and $160,785 in 2002.

Note 13 - Note Receivable:
-------------------------

     The Company currently has a note receivable outstanding with PlasmaTech Caribbean Corporation for the amount of $50,000. This note is in connection with the distributorship agreement that was signed on September 20, 2004. The note was due on December 31, 2004. The note is expected to be paid in full by January 31, 2005.

Note 14 - Subsequent Events:
---------------------------

     The Company is currently undertaking private placement of our securities from which we have raised $819,360 after commissions and expenses and issued 275,708 shares of our unregistered common stock at $3.06 per share. Additionally, there were 275,708 warrants issued with this private placement that will expire in three years.

     In January of 2005 The Company and Fran Environmental have agreed to settle the dispute regarding a claim made that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. A final settlement of $55,816 was agreed to by both parties and two equal payments were arranged. The first installment was recently paid in January 2005 and the final payment is due in February 2005.

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

   3(ii)(b)       Amendment to By-Laws of Startech dated August 13, 2004 (8)

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

   10(c) Employment Agreement dated November 1, 2000 between the Company and Joseph F. Klimek (5)

   10(d) Employment Agreement dated November 1, 2000 between the Company and Kevin M. Black (5)

   10(e) Employment Agreement dated November 1, 2000 between the Company and Robert L. DeRochie (5)

   10(f) Lease Agreement dated September 30, 2000 between the Company and the Century Drive, LLC (6)

   10(g) Lease Agreement dated July 20, 2001 between the Company and the Gaski Leasing Company, LLC (3)

   10(h) Joint Development Agreement dated December 19, 2001 between the Company and ViTech Enterprises Inc. (3)

   10(i) Separation Agreement dated as of August 27, 2003 by and between Kevin M. Black and Startech Environmental Corporation (7)

   10(j) Stock Purchase and Registration Rights Agreement dated as of July 18, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation (7)

   10(k) Stock Purchase Agreement dated as of July 22, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation (7)

   10(l)          First Amendment to Stock Purchase Agreement dated as of
                  July 30, 2003, by and between Northshore Asset Management, LLC and Startech Environmental Corporation (7)

   14             Code of Ethics *

   21             Subsidiaries as of October 31, 2003 (5)

   23             Consent of Kostin, Ruffkess & Company, LLC dated December 15,
                  2004*

   24 Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference

   31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   32.1           Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002*

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

         (3) Incorporated by reference to the Company's Registration Statement on Form S-1 on July 17, 2002, Commission File No. 333-96885.

         (4) Incorporated by reference to the Company's Registration Statement of Form S-8 on October 31, 2002 Commission File No. 333- 100909.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for 2000, filed on January 25, 2001.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for 2001, filed on January 25, 2002.

         (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter needed July 31, 2003.

         (8) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 8, 2004, Commission File No. 333-119668

(b)      Exhibits

         See index to exhibits on page 44.

(c)      Financial Statement Schedule

         See index to Consolidated Financial Statements and Schedule on page
         F-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of January, 2005.


                           STARTECH ENVIRONMENTAL CORPORATION
                           (Registrant)


                           BY: /S/ Joseph F. Longo
                               -------------------------------------------------
                                Joseph F. Longo
                                Chairman, Chief Executive Officer,
                                President and Director

                           BY: /S/ Peter J. Scanlon
                               ------------------------------------------------
                                Peter J. Scanlon
                                Chief Financial Officer, Secretary,
                                Vice President, and
                                Principal Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 28th day of January 2005.


SIGNATURES                              TITLE                  DATE
----------                              -----                  ----

/S/ Douglas R. Ballew
---------------------
Douglas R. Ballew                       Director               January 28, 2005


/S/ Joseph A. Equale                    Director               January 28, 2005
--------------------
Joseph A. Equale


/S/ Nicholas S. Perna                   Director               January 28, 2005
---------------------
Nicholas S. Perna


/S/ Kenneth J. Slepicka                 Director               January 28, 2005
-----------------------
Kenneth J. Slepicka