Form 10-Q
period 2005-01-31
STARTECH ENVIRONMENTAL CORP
filed 2005-03-22
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005


|_|  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from      to
                                                         ----    ----


                           Commission File No. 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                      84-1286576
 ----------------------                   -------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

                         15 Old Danbury Road, Suite 203
                                Wilton, CT 06897
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (203) 762-2499
               --------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of March 21, 2005, the registrant had outstanding 17,859,249 shares of Common Stock.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


                      PART I - FINANCIAL INFORMATION PAGE

Item 1.  Financial Statements
-----------------------------

        Consolidated balance sheets - January 31, 2005 (unaudited)
          and  October 31, 2004                                              3

        Consolidated statements of operations for the three months
          ended January 31, 2005 and 2004  (unaudited)                       4


        Consolidated statements of cash flows for the three months
          ended  January 31, 2005 and 2004 (unaudited)                       5


        Notes to consolidated financial statements (unaudited)              6-13

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14-17

Item 3. Quantitative and Qualitative Disclosure about Market Risk            18

Item 4. Controls and Procedures                                              18

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   19
Item 2.  Changes in Securities and Use of Proceeds                           19
Item 3.  Defaults Upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Security Holders                 19
Item 5.  Other Information                                                   19
Item 6.  Exhibits and Reports on Form 8-K                                    19
Signatures                                                                   20




                                    PART I - FINANCIAL INFORMATION
                                    ------------------------------

                                     ITEM 1. FINANCIAL STATEMENTS
                                  STARTECH ENVIRONMENTAL CORPORATION
                                      CONSOLIDATED BALANCE SHEETS


ASSETS                                                                   (unaudited)       (audited)
                                                                          January 31,     October 31,
                                                                             2005            2004
                                                                             ----            ----
                             Current assets:
         Cash and cash equivalents ...................................   $  1,862,281    $  2,401,061
         Note receivable .............................................         50,000          50,000
         Inventory ...................................................        324,766         584,226
         Prepaid expenses ............................................         15,000          15,000
         Other current assets ........................................          6,790           5,508
                                                                         ------------    ------------

                  Total current assets ...............................      2,258,837       3,055,795

         Property and equipment, net .................................      1,986,396       1,625,053

         Other assets ................................................        276,420         276,420
                                                                         ------------    ------------

                  Total assets .......................................   $  4,521,653    $  4,957,268
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                           Current liabilities:
         Accounts payable ............................................   $     41,961    $    223,817
         Capital lease - short-term ..................................          1,866           4,073
         Customer deposits and deferred revenue ......................        738,792         771,777
         Other accrued expenses ......................................        249,674         335,725
                                                                         ------------    ------------
                  Total current liabilities ..........................      1,032,293       1,335,392
                  Long-term liability:
         Capital lease payable  net of current portion ...............              0             242
                                                                         ------------    ------------

                  Total liabilities ..................................   $  1,032,293    $  1,335,634
                                                                         ------------    ------------

Stockholders' equity:
         Preferred stock, no par value, 10,000,000 shares authorized;               0               0
         none issued and outstanding                                     ------------    ------------
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 17,854,249 at January 31, 2005
         and 17,560,887 at October 31, 2004 ..........................     23,298,645      22,442,333
         Additional paid-in capital ..................................      1,742,745       1,742,745
         Accumulated deficit .........................................    (21,552,030)    (20,563,444)
                                                                         ------------    ------------
         Total stockholders' equity ..................................      3,489,360       3,621,634
                                                                         ------------    ------------
                  Total liabilities and stockholders' equity .........   $  4,521,653    $  4,957,268
                                                                         ============    ============


                     See accompanying notes to consolidated financial statements.

                                                  3



                       STARTECH ENVIRONMENTAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended        Three Months Ended
                                                            January 31, 2005          January 31, 2004
                                                            ----------------          ----------------
Revenue ...................................................   $     32,985              $     43,380

Cost of sales .............................................              0                    26,500
                                                              ------------              ------------

Gross profit (loss) .......................................         32,985                    16,880
                                                              ------------              ------------

Operating expenses
       Selling expense ....................................        205,692                   188,795
       Research and development ...........................         85,210                    76,851
       General and administrative expense .................        776,570                   621,221
                                                              ------------              ------------

Total operating expense ...................................   $  1,067,472              $    886,867
                                                              ------------              ------------

Loss from operations ......................................     (1,034,487)                 (869,987)
                                                              ------------              ------------

Other income (expense):
      Other income ........................................         49,796                         0
      Interest income .....................................          6,311                     5,712
                                                                                        ------------
      Interest expense ....................................           (130)                     (724)
                                                              ------------              ------------
      Total other income ..................................         55,977                     4,988
                                                              ------------              ------------

Loss before income taxes ..................................       (978,510)                 (864,999)
                                                              ------------              ------------

Income tax expense ........................................         10,076                     2,417
                                                              ------------              ------------

Net loss...................................................   $   (988,586)             $   (867,416)
                                                              ============              ============


Basic and Diluted net loss per share ......................   $      (0.06)             $      (0.05)
                                                              ============              ============
Weighted average common
shares outstanding ........................................     17,837,406                16,172,164
                                                              ============              ============


                     See accompanying notes to consolidated financial statements.

                                                  4



STARTECH ENVIRONMENTAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                       Three Months Ended       Three Months Ended
                                                        January 31, 2005         January 31, 2004
                                                        ----------------         ----------------
Cash flows from operating activities:
Net loss ..............................................   $  (988,586)             $  (867,416)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation ..........................................        52,959                   50,245
401K plan match made by the issuance of shares ........        14,422                    8,644
(Increase) decrease in accounts receivable ............             0                  (52,680)
(Increase) decrease in inventory ......................             0                 (307,488)
(Increase) decrease in prepaid and other current assets        (1,282)                  (9,253)
Increase (decrease) in accounts payable ...............      (181,856)                (109,973)
Increase (decrease) in customer deposits ..............       (32,985)                 625,000
Increase (decrease) in accrued expense ................       (86,051)                (140,030)
                                                          -----------              -----------

Net cash used in operating activities .................    (1,223,379)                (583,005)
                                                          -----------              -----------

Cash flows used in investing activities:
Capital expenditures ..................................      (154,842)                 (24,449)
                                                          -----------              -----------

Net Cash used in investing activities .................      (154,842)                 (24,449)
                                                          -----------              -----------

Cash flows from financing activities:
Payment for capital leases ............................        (2,449)                  (6,294)
Proceeds from options and common stock issuance .......       841,890                  209,300
                                                          -----------              -----------
Net cash provided by financing activities .............       839,441                  203,006
                                                          -----------              -----------

Net increase (decrease) in cash and cash equivalents ..      (538,780)                (404,448)
Cash and cash equivalents at beginning of period ......     2,401,061                2,601,558
                                                          -----------              -----------

Cash and cash equivalents at end of period ............   $ 1,862,281              $ 2,197,110
                                                          ===========              ===========
Supplemental disclosure- Taxes Paid ...................   $    10,076              $     2,417
                                                          ===========              ===========


                  See accompanying notes to consolidated financial statements.

                                               5

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1. Basis of Presentation and Management Liquidity Plans
------------------------------------------------------------

Basis of Presentation - The accompanying unaudited consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. Operating results for the three month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005.

Management's Liquidity Plans - As of January 31, 2005, we had cash and cash equivalents of $1,862,281 and working capital of $1,226,543. During the three months ended January 31, 2005, our cash decreased by $538,780. The decrease in cash resulted primarily from the operations of the Company.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of additional equity securities (See Note 10). In addition to the proceeds from equity securities management plans to narrow its cash outflows during 2005 by implementing reductions of administrative overhead expenses where necessary and feasible while continuing to emphasize its sales and marketing efforts. There are currently several near-term sales opportunities that are in the final stages of closure, and these sales, in addition to the three implemented distributorship agreements, would add significantly to a positive cash flow

Note 1a. Inventory
------------------

Inventories consist of raw materials and work in process, and are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of the following at January 31, 2005 and October 31, 2004:

                                                 Jan. 31,2005     Oct, 31,2004
                                                 ------------     ------------
Raw materials                                      $324,766         $324,766
Work in process                                           0          259,460
                                                   --------         --------
Total inventory                                    $324,766         $584,226
                                                   ========         ========


The Work in Process inventory was reclassified to construction in progress as of January 31, 2005.

Note 2.  Capital Lease Obligation
---------------------------------

The Company has capital lease obligations for computers and capital equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $860 at interest rates ranging from 13.75% to 16.98%. The equipment capitalized was $19,503 and is being depreciated over five years. Depreciation expense for the three months ended January 31, 2005 was $975.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3.  Equity Transactions
----------------------------

Loss per Share

Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. Shares related to the Company's outstanding stock options and warrants were excluded because they were not dilutive; however, these shares could be dilutive in the future.

At January 31, 2005, there were approximately 4.5 million shares of common stock potentially issuable with respect to stock options and warrants, which could dilute basic earnings per share in the future.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3.  Equity Transactions (Cont'd)
-------------------------------------

Stock Options

At January 31, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 7. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.
                                                      Three           Three
                                                  Months Ended    Months Ended
                                                   January 31,     January 31,
                                                      2005             2004
                                                   ----------       ----------

Net loss                                           $ (988,586)      $ (867,416)

Stock-based compensation pro forma                          0           (9,204)
                                                   ----------       ----------

Pro forma net loss                                   (988,586)        (876,620)
                                                   ==========       ==========
Basic and Diluted net loss per share               $     (.06)      $  =  (.05)
                                                   ==========       ==========
Pro forma Basic and Diluted net loss per share     $     (.06)      $     (.05)
                                                   ==========       ==========

Option valuation models require highly subjective assumptions, including the expected stock price volatility, which may be significantly different from those of traded options. Because changes in subjective assumptions can materially affect the fair value estimate, it is the opinion of management that the existing models do not necessarily provide a reliable single measure of the fair value of stock-based awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The pro forma stock-based employee compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                       FOR THE QUARTER
                                                      ENDED JANUARY 31,
                                                  2005                 2004
                                                  ----                 ----
     Risk-free interest rate                     4.70%                 4.00%
     Expected life of options - years           10.00                 10.00
     Expected stock price volatility              123%                   39%
     Expected dividend yield                      N/A                   N/A



STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3.  Equity Transactions (Cont'd)
-------------------------------------

Private Placements

There were 275,708 shares issued for the first quarter of 2005, with gross proceeds for the private placements totaling $844,000, including costs of $14,640. Additionally there were 70,930 warrants granted with 1/3 of the warrants priced at $5.95 per share, 1/3 of the warrants priced at $7.95 per share, and 1/3 of the warrants priced at $9.95 per share. These warrants will expire on December 8, 2007. Also 15,000 shares of common stock were issued upon the exercise of the options during the first quarter of 2005 for proceeds of $12,530 and 2,654 shares were issued for the 401(k) Plan.

Note 4. Cash Flow
-----------------

During the three months ended January 31, 2005 and 2004, the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of these transactions.

Three months ended:                                                  January 31, 2005      January 31, 2004
-------------------                                                  ----------------      ----------------
Non-Cash Financing activity;
Series "A" convertible preferred stock converted to common stock        $      0               $ 26,453
401(k) plan match                                                         14,422                  8,644
Non-Cash Investing Activity;
Reclassification of Inventory to Property & Equipment                    259,460                      0

Note 5.  Revenue Recognition
----------------------------

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and amortize the distribution rights of the distributor over a reasonable period of time. During the three month period ended January 31, 2005 revenues totaling $32,985 were recognized representing $16,492 respectively from two separate distributorship agreements. Revenue from the three months ended January 31, 2004 were from the sale of parts to one customer.

Note 6.  Employee Benefits Plan
-------------------------------

Contributions for the three months ended January 31, 2005 were $16,961, which represents the issuance of approximately 2,654 shares of our common stock.

Note 7. Stockholders' Equity
----------------------------

Common Stock

For the months three months ended January 31, 2005, 15,000 options were exercised for gross proceeds of $12,530.

                                       9



STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 7. Stockholders' Equity (Cont'd)
-------------------------------------

Stock Options

1995 Stock Option Plan

In November 1995, the Company registered with the Securities and Exchange
Commission 2,000,000 shares of common stock, issuable upon exercise of stock options granted by the Company under its 1995 Non-qualifying Stock Option Plan
(the "1995 Plan") to employees, directors and other persons associated with the Company whose services have benefited the Company. The options must be issued within 10 years from November 20, 1995. Determination of the option price per share and exercise date is at the sole discretion of the compensation committee of the Company's board of directors.

During the fiscal years ended October 31, 2004, 2003 and 2002, the Company granted 0, 0 and 10,000 stock options, respectively. The options have an exercise price of $3.38 per share. On the grant dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of January 31, 2005, 8,089 options were available to be granted under the 1995
Plan. As of January 31, 2005 there were 1,207,500 options outstanding, all of which were exercisable and vested.

                                Options outstanding - 1995 Plan

                                     Fiscal Year Ended October 31,              Quarter Ended
---------------------------------- ----------------------------------------------------------
                             2001          2002         2003           2004        1/31/05
                             ----          ----         ----           ----        ------
Options Granted                --          10,000             0             0             0
Options Cancelled              --               0             0             0             0
Options Exercised              --               0             0             0             0

-------------------------------------------------------------------------------------------
Total Outstanding         1,197,500     1,207,500     1,207,500     1,207,500     1,207,500
                          =========     =========     =========     =========     =========

2000 Stock Option Plan

The Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the board of directors in January 2000 and was approved by the stockholders in February
2000. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of the Company's common stock. The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-statutory stock options. Officers, directors, employees and consultants, and employees and consultants of the Company's majority-owned affiliated companies, are eligible to receive awards under the 2000 Plan.

The options may be granted at an exercise price greater than or equal to the fair market value of the Company's common stock on the date of grant or not less than 110% of the fair market value in the case of incentive stock options granted to persons holding more than 10% of the voting power of the Company.
Fair market value for purposes of the 2000 Plan is the closing market price of the Company's common stock on the relevant date.

During the quarter ended January 31, 2005, no options were granted under the 2000 Plan and 15,000 options were exercised at an average exercise price of $1.47 per share. During the fiscal year ended October 31, 2004, 130,000 options were granted at an average exercise price of $3.98 per share and no options were cancelled. During the fiscal year ended October 31, 2004, 152,000 options were exercised at an average price of $1.81. During the fiscal year ended
October 31, 2003, 100,000 options were granted at an average exercise price of $1.10 per share and 20,000 options were cancelled. During the fiscal year ended
October 31, 2002, 277,000 options were granted at an average exercise price of $2.09 per share. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of January
31, 2005, 320,000 options were available to be granted. A total of 507,000 options under the 2000 Plan have been granted at an average exercise price of $3.55 per share.





STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 7. Stockholders Equity (Cont'd)
------------------------------------


                                Options outstanding - 2000 Plan

                                      Fiscal Year Ended October 31,             Quarter Ended
---------------------------------------------------------------------------------------------

                             2001        2002           2003          2004         1/31/05
                             ----        ----           ----          ----         -------
Options Granted                --        277,000       100,000       130,000             0
Options Cancelled              --              0       (20,000)            0             0
Options Exercised              --              0             0      (152,000)      (15,000)
---------------------------------------------------------------------------------------------
Total Outstanding                0       277,000       357,000       335,000       320,000
                            ======       =======       =======       =======       =======

2000 Compensation Plan

At January 31, 2005, there were 521,089 shares of common stock reserved for issuance upon the exercise of outstanding options and 513,000 shares available for grant of options under the 2000 Compensation Plan. For the three months ended January 31, 2005 we did not grant any options to directors or employees under the 2000 Compensation Plan.

The 2000 Compensation Plan is administered by the Compensation Committee of our board of directors. The Compensation Committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2000 Compensation Plan and to interpret its provisions. The Compensation
Committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the 2000 Compensation
Plan. Incentive stock options must terminate within ten years of the grant.
Non-statutory options must terminate within fifteen years of the date of grant.
The Compensation Committee has the right to alter the terms of any option when granted or while outstanding, pursuant to the terms of the 2000 Compensation
Plan, except the option price.

All options automatically become exercisable in full in the event of a change in control, as defined in the 2000 Compensation Plan, death or disability of the option holder or as decided by the Compensation Committee. Upon retirement, options held for at least one year prior thereto become exercisable in full. If an option holder's employment with us is terminated for any reason, except upon death, disability or retirement, the option holder has three months in which to exercise an option, but only to the extent exercisable immediately after termination, unless the option by its terms expires earlier. Termination or other changes in employment status may affect the exercise period.



STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 8. Commitments and Contingencies
-------------------------------------

Legal


On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, Connecticut by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. A decision from the arbitrator awarded Fran Environmental $55,816 which was broken down to $6,668 of expenses relating to the representative agreement, and $45,018 in attorney fees and $4,130 in costs. The Company has agreed to pay the award to Fran Environmental in two installments beginning in January 2005. The first installment was recently paid in January, and the second payment was paid in February 2005. The Company did not file an appeal of the trial courts decision relative to the arbitration award. The settlement was accrued by the Company in its consolidated balance sheet as of October 31, 2004.

License Agreement

Startech has a licensing agreement for the development, hardware manufacture and technology exploitation within the waste and non-waste industry application for Hydrogen Selective Membranes. This agreement provides for the exclusive right to utilize this Hydrogen Selective Membrane technology for all applications in the principles of plasma arc technology. This agreement was effective 7/8/01 and extends for a period of 20 years.


DOE Grant

Startech has received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. (Specifically, provide equipment upgrades and modifications to the Plasma Converter System). The modifications are to support the analytical testing of varied waste stream to include comparative analysis, constituent contamination analysis, membrane temperature and pressure which the delivery of a final technical test report for utilization by DOE in there completion of technical goals. This program was initiated in October 2004 and is scheduled to be completed by September 2005. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the three months ended January 31, 2005 the Company received $49,796.



Note 9. Recently Issued Accounting Standards
--------------------------------------------
In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after March 2004.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities as of the beginning of the Company's interim reporting period that begins on July 1, 2005. The transitional provisions of SFAS No. 123R will not have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to June 30, 2005. The Company will utilize the fair value method for any future instruments after the implementation date.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the IASB IAS No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

Note 10. Subsequent Event
-------------------------

On March 21, 2005, the Company entered into a Securities Purchase and Registration Rights Agreement (the "Purchase Agreement") with Intercapital Group, LLC, a California limited liability company ("ICG"). Pursuant to the terms of the Purchase Agreement, ICG has agreed to purchase in a private placement, at one or more closings to take place on or before March 31, 2005, a total of $11,000,000 of shares of common stock of the Company. For each share of common stock purchased, ICG will be issued a warrant to purchase one share of common stock, which warrant will be exercisable for a period of three years from the date of issuance. The Company has agreed to provide certain piggyback registration rights with respect to the shares of common stock issuable upon exercise of the warrants; however, ICG has agreed not to sell any of the shares of common stock purchased in the private placement (excluding the shares issuable upon exercise of the warrants) for a period of two years following the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

In this Item 2, references to the "Company," "Startech", "we," or "us" means Startech Environmental Corporation and its wholly-owned subsidiary.

Overview

Startech Environmental Corporation ("Startech" or "The Company") is an environmental technology company commercializing its proprietary plasma processing technology known as the Plasma Converter(TM) that achieves closed-loop elemental recycling that irreversibly destroys hazardous and non-hazardous waste and industrial by-products while converting them into useful commercial products. These products include a rich synthesis gas called PCG (Plasma Converted Gas)(TM) surplus energy for power, hydrogen, metals and silicates for use and for sale.

Our core Plasma Converter Technology addresses waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. Our products add value to our customers' business so they can now realize revenue streams from tipping fees, as well as from the sale of resulting commodity products and services.

The Company's activities during the four fiscal years beginning November 1, 1992 and ending October 31, 1995 consisted primarily of the research and development of the Plasma Converter. On November 17, 1995, Kapalua Acquisitions, Inc., a Colorado corporation, completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corporation.

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

By concentrating on re-positioning the Company for long-term growth, we did not achieve the sales goals we had anticipated would occur in the 2003 and 2004 fiscal years. However, we believe this new way of approaching the market over time will help achieve maximum penetration in the shortest timeframe.

We believe specific events are driving demand for our Plasma Converter. They include:

     o Increases in waste, and in particular hazardous wastes, due to rising consumer/industrial consumption and population growth in most nations;

     o Current waste disposal and remediation techniques such as landfills and incineration are becoming regulatory, socially and environmentally unacceptable;

     o A need for critical resources such as power and water to sustain local economies; and

     o The emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers' business' so they can realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow our customers to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range from approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

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

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

None



Recent Developments

The following provides updates to certain projects and other events that have transpired since those announced in the Company's Annual Report on Form 10-K as previously filed with the SEC:

The Mihama Plasma Converter(TM) in Japan

The system, now owned by Mihama, has been disassembled and moved to Mihama's new facility near Kobe, Japan where it will be used to safely and irreversibly destroy PCBs (polychlorinated byphenyls) commercially. Mihama is continuing to move forward on the completion of their facility to house and operate the Plasma Converter(TM). As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

Italy

Ercole Marelli Hitech, Srl has been awarded the exclusive distributorship for Italy. In this capacity, Ercole Marelli has entered into an agreement to purchase a 10 TPD Plasma Converter System by July 1, 2005 as well as be Startech's agent for all future sales in this region.

Poland

Financing of the projects continues to be the immediate focus. All projects are being considered under the leasing program previously announced.


Rhode Island

An entity has been formed to manage the 50 TPD Plasma Converter System destined for this prime location. Significant state and local cooperation has been assured and the formal processing of permits are underway. Recent discussions with Rhode Island are continuing in the finalization of equipment configuration, permitting and financing.


DOE Contract

Test preparations and equipment acquisition has been initiated. Testing is scheduled during the last quarter of the calendar year. Additional effort has been authorized to continue the development of materials evaluation for the movement forward for hydrogen production.

Results of Operations

Comparison of three months ended January 31, 2005 and 2004

Revenues. Total revenues were $32,985 for the three months ended January 31, 2005, as compared to $43,380 for the same period in 2004, a decrease of $10,395. For the three month ending January 31, 2005 a portion of the distributorship agreements was allowed to be recognized as revenue. This distributorship agreement for Australia and New Zealand was signed with Plasteck Solutions Limited, who is located in Australia and Plasmatech Caribbean Corporation, located in Puerto Rico. The revenue for the three months ending January 31, 2004 was related to spare parts that were shipped to Mihama, located in Japan.

Gross Profit. Gross profit was $32,985 for the three months ended January 31, 2005, compared to a gross profit of $16,880 in the same period in 2004, or a increase of $16,105 from the same period in 2004 or 95.4%. Gross margins were directly impacted due to the signing of the distributorship agreements.

Selling Expenses. Selling expenses for the three months ended January 31, 2005 were $205,692, a increase of $16,897, or 8.9%, for the same period in 2004. Selling expenses increased as a result of higher marketing expenses resulting from increased customer activities.

Research and Development Expenses. Research and development expenses for the three months ended January 31, 2005 were $85,210, an increase $8,359 or 10.9%, for the same period in 2004. This increase was related to preparing for our test programs related to the Department of Energy and other strategic projects.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2005 were $776,570, compared to $621,221 for the same period in 2004, an increase of $155,349 or 25.0%, from the same period in 2004. This increase was related to higher outside legal expenses, increased consulting expenses, and expenses related to public relations activities.

Interest Income. Interest income for the three months ended January 31, 2005 was $6,311, compared to $5,712 in the same period in 2003, an increase of 10.5%. The increase is due to higher average cash balances.

Income Taxes. During the three months ended January 31, 2005, corporate income taxes were $10,076, as compared to $2,417 in the same period 2004. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2005, we had cash and cash equivalents of $1,862,281 and working capital of $1,226,544. During the three months ended January 31, 2005, our cash decreased by $538,780. The decrease in cash resulted primarily from the operations of the company.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of additional equity securities. On March 21, 2005, the Company entered into a Securities Purchase and Registration Rights Agreement (the "Purchase Agreement") with Intercapital Group, LLC, a California limited liability company ("ICG"). Pursuant to the terms of the Purchase Agreement, ICG has agreed to purchase in a private placement, at one or more closings to take place on or before March 31, 2005, a total of $11,000,000 of shares of common stock of the Company. For each share of common stock purchased, ICG will be issued a warrant to purchase one share of common stock, which warrant will be exercisable for a period of three years from the date of issuance. The Company has agreed to provide certain piggyback registration rights with respect to the shares of common stock issuable upon exercise of the warrants; however, ICG has agreed not to sell any of the shares of common stock purchased in the private placement (excluding the shares issuable upon exercise of the warrants) for a period of two years following the closing.

Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the quarter ended January 31, 2005 and 2004. No realized gains or losses were recorded during the quarter ended January 31, 2005 or 2004.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is primarily exposed to foreign currency risk, interest rate risk and credit risk.

Foreign Currency Risk - We develop products in the United States and market our products in North America, Japan, Europe, Asia, Africa, Middle East, South America as well as other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short - term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.



ITEM 4. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures contained a material weakness.

This material weakness is the lack of the necessary corporate accounting resources. This has led to a dependence on our Chief Financial Officer, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. In order to correct this deficiency, we are seeking to hire additional competent personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes Oxley 404 compliance.

We believe that for the reasons described above we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

On June 5, 2002, the Company received a Demand for Arbitration filed with the American Arbitration Association in East Hartford, Connecticut by Peter Francisco and Fran Environmental, LLC. Fran Environmental has a Representatives Agreement with the Company. Peter Francisco is the principal member of Fran Environmental. The claim being made is that Startech has failed to provide proper support to assist this representative in its effort to market and sell our products in Brazil. The relief sought is for no less than $150,000. A decision from the arbitrator awarded Fran Environmental $55,816 which was broken down to $6,668 of expenses relating to the representative agreement, and $45,018 in attorney fees and $4,130 in costs. The Company has agreed to pay the award to Fran Environmental in two installments beginning in January 2005. The first installment was recently paid in January, and the second payment was due in February 2005. The Company did not file an appeal of the trial courts decision relative to the arbitration award.

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS.

There were 275,708 shares issued for the first quarter of 2005, with gross proceeds for the private placements totaling $844,000, additionally there were 70,930 warrants granted with 1/3 of the warrants priced at $5.95 per share, 1/3 of the warrants priced at $7.95 per share, and 1/3 of the warrants priced at $9.95 per share. These warrants will expire on December 8, 2007. Also 15,000 shares of common stock were issued upon the exercise of the options during the first quarter of 2005 for proceeds of $22,050 and 2,654 shares were issued for the 401(k) Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

         ----------

         *        Filed herewith


(b) Reports on Form 8-K:

         Date of Report             Date Filed                Item(s) Reported
         --------------             ----------                ----------------

         November 1, 2004           November 2, 2004                5.02

         January 21, 2005           January 26, 2005             4.01, 9.01

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22th day of March 2005.


                                            STARTECH ENVIRONMENTAL CORPORATION
                                            (Registrant)

                                            BY:  /s/  Joseph F. Longo
                                               --------------------------------
                                                      Joseph F. Longo
                                                      Chief Executive Officer,
                                                      President

                                            BY:  /s/  Peter J. Scanlon
                                               --------------------------------
                                                      Peter J. Scanlon
                                                      Chief Financial Officer,
                                                      Vice President
                                                      (Principal Financial
                                                      Officer)