Form 10-Q
period 2005-04-30
STARTECH ENVIRONMENTAL CORP
filed 2005-06-20
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                           Commission File No. 0-25312

                       STARTECH ENVIRONMENTAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                              84-1286576
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

     As of June 17, 2005, the registrant had outstanding 17,970,762 shares of Common Stock.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets - April 30, 2005
          and October 31, 2004                                             3

          Consolidated statements of operations for the three and
          six months ended April 30, 2005 and 2004                         4

          Consolidated statements of cash flows for the six months
          ended April 30, 2005 and 2004                                    5

          Notes to consolidated financial statements                      6-13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            14-20

Item 3.   Quantitative and Qualitative Disclosure about Market Risk        20

Item 4.   Controls and Procedures                                          21


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 22
Item 2.  Changes in Securities and Use of Proceeds                         22
Item 3.  Defaults Upon Senior Securities                                   22
Item 4.  Submission of Matters to a Vote of Security Holders               22
Item 5.  Other Information                                                 22
Item 6.  Exhibits                                                          23
Signatures                                                                 24

                                          PART I - FINANCIAL INFORMATION
                                          ------------------------------
                                           ITEM 1. FINANCIAL STATEMENTS
                                       STARTECH ENVIRONMENTAL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
ASSETS
                                                                                       April 30,            October 31,
                                                                                         2005                  2004
                                                                                         ----                  ----
                             Current assets:
         Cash and cash equivalents .........................................         $  1,152,977          $  2,401,061
         Notes receivable ..................................................              450,000                50,000
         Inventories .......................................................              324,766               584,226
         Prepaid expenses ..................................................               15,000                15,000
         Other current assets ..............................................                7,008                 5,508
                                                                                     ------------          ------------

                  Total current assets .....................................            1,949,751             3,055,795

         Property and equipment, net .......................................            2,000,127             1,625,053

         Other assets ......................................................              276,420               276,420
                                                                                     ------------          ------------

                  Total assets .............................................         $  4,226,298          $  4,957,268
                                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                           Current liabilities:
         Accounts payable ..................................................         $    162,793          $    223,817
         Capital lease - short-term ........................................                1,054                 4,073
         Customer deposits and deferred revenue ............................            1,205,807               771,777
         Other accrued expenses ............................................              268,423               335,725
                                                                                     ------------          ------------
                  Total current liabilities ................................            1,638,077             1,335,392
                  Long-term liability:
         Capital lease payable  net of current portion .....................                    0                   242
                                                                                     ------------          ------------

                  Total liabilities ........................................         $  1,638,077          $  1,335,634
                                                                                     ------------          ------------
Commitments:

Stockholders' equity:
         Preferred stock, no par value, 10,000,000 shares ..................                    0                     0
         authorized; none issued and outstanding
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 17,869,752 at April 30, 2005
         and 17,560,887 at October 31, 2004 ................................           23,362,921            22,442,333
         Additional paid-in capital ........................................            1,742,745             1,742,745
         Accumulated deficit ...............................................          (22,517,445)          (20,563,444)
                                                                                     ------------          ------------
         Total stockholders' equity ........................................            2,588,221             3,621,634
                                                                                     ------------          ------------
                  Total liabilities and stockholders' equity ...............         $  4,226,298          $  4,957,268
                                                                                     ============          ============


                             See accompanying notes to consolidated financial statements.




                                                STARTECH ENVIRONMENTAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                   Three Months Ended   Three Months Ended  Six Months Ended    Six Months Ended
                                                     April 30, 2005      April 30, 2004      April 30, 2005      April 30, 2004
                                                     --------------      --------------      --------------      --------------

Revenue ......................................       $     32,985        $  1,517,240        $     65,970        $  1,560,620

Cost of sales ................................                  0             546,756                   0             573,256
                                                     ------------        ------------        ------------        ------------

Gross profit .................................             32,985             970,484              65,970             987,364
                                                     ------------        ------------        ------------        ------------

Operating expenses
       Selling expenses ......................            199,702             250,838             437,154             439,634
       Research and development ..............             84,980              82,615             170,190             159,466
       General and administrative expenses ...            867,990             536,003           1,612,798           1,157,223
                                                     ------------        ------------        ------------        ------------

Total operating expenses .....................       $  1,152,672        $    869,456        $  2,220,142        $  1,756,323
                                                     ------------        ------------        ------------        ------------

Income/(loss) from operations ................         (1,119,687)            101,028          (2,154,172)           (768,959)
                                                     ------------        ------------        ------------        ------------

Other income (expense):
Other income .................................            154,196                   0             203,992                   0
Interest income ..............................              5,054               8,809              11,366              14,522
Interest expense .............................                (59)               (452)               (189)             (1,176)
                                                     ------------        ------------        ------------        ------------
Total other income ...........................            159,191               8,357             215,169              13,346
                                                     ------------        ------------        ------------        ------------

Income/(loss) before income taxes ............           (960,496)            109,385          (1,939,003)           (755,613)
                                                     ------------        ------------        ------------        ------------

Income tax expense ...........................              4,919                 361              14,995               2,778
                                                     ------------        ------------        ------------        ------------

Net income/ (loss) ...........................       $   (965,415)       $    109,024        $ (1,953,998)       $   (758,391)
                                                     ============        ============        ============        ============

Basic and diluted net loss per share .........       $      (0.05)       $       0.01        $      (0.11)       $      (0.05)
                                                     ============        ============        ============        ============

Weighted average common
shares outstanding ...........................         17,856,833          17,152,557          17,846,712          16,466,564
                                                     ============        ============        ============        ============

                                     See accompanying notes to consolidated financial statements.



                                           STARTECH ENVIRONMENTAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                            Six Months Ended         Six Months Ended
                                                                             April 30, 2005           April 30, 2004
                                                                             --------------           --------------

Cash flows from operating activities:
Net loss ........................................................             $(1,953,998)             $  (758,391)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation ....................................................                 106,619                  103,430
401K plan match made by the issuance of shares ..................                  33,849                   27,200
Common stock issued for services ................................                       0                   24,000
(Increase) in notes receivable ..................................                (400,000)                       0
(Increase) decrease in inventory ................................                 259,460                        0
(Increase) decrease in prepaid and other current assets .........                  (1,500)                  (3,488)
Increase (decrease) in accounts payable .........................                 (61,024)                  17,307
Increase (decrease) in customer deposits ........................                 434,030                 (870,000)
Increase (decrease) in accrued expense ..........................                 (67,302)                 (81,508)
                                                                              -----------              -----------

Net cash used in operating activities ...........................              (1,649,866)              (1,541,450)
                                                                              -----------              -----------

Cash flows used in investing activities:
Capital expenditures ............................................                (481,693)                 (94,223)
                                                                              -----------              -----------

Net cash used in investing activities ...........................                (481,693)                 (94,223)
                                                                              -----------              -----------

Cash flows from financing activities:
Payment for capital leases ......................................                  (3,261)                  (9,958)
Proceeds from options, warrants and common stock issuance .......                 886,736                2,605,410
                                                                              -----------              -----------
Net cash provided by financing activities .......................                 883,475                2,595,452
                                                                              -----------              -----------

Net (decrease) increase in cash and cash equivalents ............              (1,248,084)                 959,779
Cash and cash equivalents at beginning of period ................               2,401,061                2,601,558
                                                                              -----------              -----------

Cash and cash equivalents at end of period ......................             $ 1,152,977              $ 3,561,337
                                                                              ===========              ===========
Supplemental disclosure- taxes paid .............................             $    14,995              $     2,778
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

                                                          5

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1. Basis of Presentation and Management Liquidity Plans
------------------------------------------------------------

Basis of Presentation - The accompanying unaudited consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information which contemplate continuation of the Company as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. Operating results for the six months period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005.

Management's Liquidity Plans - As of April 30, 2005, we had cash and cash equivalents of $1,152,977 and working capital of $311,674. During the six months ended April 30, 2005, our cash decreased by $1,248,084. The decrease in cash resulted primarily from the operations of the Company.

The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds in order to be able to accomplish its objectives. These circumstances, if not rectified in the near future, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of additional equity securities (See Note 10). In addition to the proceeds from equity securities, management plans to narrow its cash outflows during 2005 by implementing reductions of administrative overhead expenses where necessary and feasible while continuing to emphasize its sales and marketing efforts. There are currently several near-term sales opportunities that are in the final stages of closure, and these sales, in addition to the three implemented distributorship agreements, would add significantly to a positive cash flow.

There is no assurance that financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 1a. Inventories
--------------------

Inventories consist of raw materials and work in process, and are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of the following at April 30, 2005 and October 31, 2004:

                                             April 30, 2005        Oct. 31, 2004
                                             --------------        -------------

Raw materials ..........................        $324,766            $324,766
Work in process ........................               0             259,460
                                                --------            --------
Total inventory ........................        $324,766            $584,226
                                                ========            ========

The work in process inventory was reclassified to construction in progress during January 2005.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1b. Notes Receivable
-------------------------

On March 2, 2005 a promissory note was executed with Ercole Marelli HiTech Srt, of Italy for $200,000 in connection with the sale of a distributor agreement. The first payment of $100,000 would be made on May 1, 2005 and the remaining $100,000 payment would be made on June 30, 2005. The $100,000 was received in May 2005. We are awaiting the June 30, 2005 payment.

On April 7, 2005 a promissory note was executed with Materiales Renovados Corporation of Madrid, Spain for $250,000 in connection with the sale of a distributor agreement. The entire principal was paid on June 6, 2005.


Note 2. Capital Lease Obligation
--------------------------------

The Company has entered into capital lease obligations for computer equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $860 at interest rates ranging from 13.75% to 16.98%. The equipment was capitalized at $19,503 and is being depreciated over five years. Depreciation expense for the six months and the three months ended April 30, 2005 was $1,950 and $975 respectively.


Note 3. Equity Transactions
---------------------------


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

At April 30, 2005, there were approximately 4.5 million shares of common stock potentially issuable with respect to stock options and warrants, which could dilute basic earnings per share in the future.


Stock Options

At April 30, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 7. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3.  Equity Transactions (Cont'd)


                                                Three Months         Three Months       Six Months        Six Months
                                                    Ended               Ended              Ended              Ended
                                                April 30, 2005     April 30, 2004     April 30, 2005     April 30, 2004
                                                --------------     --------------     --------------     --------------

Net loss                                         $  (965,415)       $   109,024        $(1,953,998)       $  (758,391)

Stock-based proforma                                 (48,900)           (31,200)           (48,900)           (40,404)
                                                 -----------        -----------        -----------        -----------

Pro forma net loss                                (1,014,315)            77,824         (2,002,898)          (798,795)
                                                 ===========        ===========        ===========        ===========

Basic and Diluted net loss per share             $      (.06)       $       .01        $      (.11)       $      (.05)
                                                 ===========        ===========        ===========        ===========
Pro forma Basic and Diluted net loss per
share                                            $      (.06)       $       .01        $      (.11)       $      (.05)
                                                 ===========        ===========        ===========        ===========


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

                                                           2005          2004
                                                           ----          ----
Risk-free interest rate                                    4.60%         1.41%
Expected life of options - years                          10.00         10.00
Expected stock price volatility                            52%           79%
Expected dividend yield                                    N/A           N/A

Warrants

There were no warrants issued in the first quarter of 2005. There were 10,577 shares exercised during the 2nd quarter of 2005, with gross proceeds from the exercise of warrants at $3.34 per share totaling $35,327.

Private Placement

There were 275,708 shares issued for the first quarter of 2005, with gross proceeds for the private placements totaling $844,000, including costs of $14,640. Additionally there were 70,930 warrants issued that will expire on December 8, 2007. One third of the warrants were priced at $5.95, one third of the warrants were priced at $7.95 and one third of the warrants were priced at $9.95.

Options

For the three months ended April 30, 2005, no options were exercised. For the six months ended April 30, 2005, 15,000 options were exercised for gross proceeds of $22,050.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4. Cash Flow
-----------------


During the six months ended April 30, 2005 and 2004, the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of these transactions.

Six months ended:                             April 30, 2005     April 30, 2004
-----------------                             --------------     --------------
Non-cash financing activity;
Series "A" convertible preferred stock
converted to common stock                        $      0          $ 26,453
401(k) plan match                                  33,849            27,200
Non-cash Investing activity;
Reclassification of inventory
to property & equipment                           259,460                 0
Common stock issued for services                        0            24,000

Note 5. Revenue Recognition
---------------------------

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over a reasonable period of time. During the six months and the three months ended April 30, 2005, revenues totaling $65,970 and $32,985, respectively, were recognized representing two separate distributorship agreements. Revenue for the six months and the three months ended April 30, 2004 were from the sale of parts to one customer.

Note 6. Employee Benefits Plan
------------------------------

Contributions for the three months ended April 30, 2005 were $19,427, which represents the issuance of approximately 4,926 shares of our common stock. Contributions for the six months ended April 30, 2005 were $33,849, which represents the issuance of approximately 7,580 shares of our common stock.

Note 7. Stockholders' Equity
----------------------------

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

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Stockholders Equity (Cont'd)

During the fiscal years ended October 31, 2004, 2003 and 2002, the Company granted 0, 0 and 10,000 stock options, respectively. The options have an exercise price of $3.38 per share. On the grant dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of April 30, 2005, 8,089 options were available to be granted under the 1995 Plan. As of April 30, 2005 there were 1,207,500 options outstanding, all of which were exercisable and vested.

                                     Options outstanding - 1995 Plan

                                            Fiscal Year Ended October 31,                  Six Months
                                                                                              Ended
-----------------------------------------------------------------------------------------------------
                             2001              2002              2003           2004          4/30/05
                             ----              ----              ----           ----          -------
Options granted                  --             10,000                0                0             0
Options cancelled                --                  0                0                0             0
Options exercised                --                  0                0                0             0
------------------------------------------------------------------------------------------------------
Total outstanding         1,197,500          1,207,500        1,207,500        1,207,500     1,207,500
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

During the six months ended April 30, 2005, there were 30,000 options granted under the 2000 Plan at an average exercise price of $3.30 per share and 5,000 options were exercised at an average exercise price of $2.03 per share. During the fiscal year ended October 31, 2004, 130,000 options were granted at an average exercise price of $3.98 per share and no options were cancelled. During the fiscal year ended October 31, 2004, 152,000 options were exercised at an average price of $1.81. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of April
30, 2005, 290,000 options were available to be granted. A total of 537,000 options under the 2000 Plan have been granted at an average exercise price of $3.77 per share.

                                 Options outstanding - 2000 Plan

                                           Fiscal Year Ended October 31,                  Six months
                                                                                             Ended
----------------------------------------------------------------------------------------------------
                            2001              2002              2003           2004           4/30/05
                            ----              ----              ----           ----           -------
Options granted                --            277,000          100,000          130,000        30,000
Options cancelled              --                  0         (20,000)                0             0
Options exercised              --                  0                0         (152,000)      (15,000)
----------------------------------------------------------------------------------------------------
Total outstanding               0            277,000          357,000          335,000       350,000
                             ====            =======          =======          =======       =======

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Stockholders Equity (Cont'd)
------------------------------------

2000 Compensation Plan

At April 30, 2005, there were 491,089 shares of common stock reserved for issuance upon the exercise of outstanding options and 483,000 shares available for grant of options under the 2000 Compensation Plan. For the six months ended April 30, 2005 we granted a total of 30,000 options to directors under the 2000 Compensation Plan.

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


Note 8. Commitments
-------------------

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


DOE Grant

Startech has received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. (Specifically, provide equipment upgrades and modifications to the Plasma Converter System). The modifications are to support the analytical testing of varied waste stream to include comparative analysis, constituent contamination analysis, membrane temperature and pressure which the delivery of a final technical test report for utilization by DOE in their completion of technical goals. This program was initiated in October 2004 and is scheduled to be completed by September 2005. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the six months and three months ended April 30, 2005 the Company received $ 221,881 and $172,085 respectively.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Recently Issued Accounting Standards
--------------------------------------------

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after March 2004. Adoption did not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the IASB IAS No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities as of the beginning of the Company's interim reporting period that begins on July 1, 2005. The transitional provisions of SFAS No. 123R will not have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to June 30, 2005. The Company will utilize the fair value method for any future instruments after the implementation date.

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

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Subsequent Event
-------------------------

On March 21, 2005, the Company executed a Securities Purchase and Registration Rights Agreement (the "Purchase Agreement") with Intercapital Group, LLC, a California limited liability company ("ICG"). Pursuant to the terms of the Purchase Agreement, ICG had agreed to purchase in a private placement, at one or more closings to take place on or before March 31, 2005, a total of $11,000,000 of shares of common stock of the Company. On May 23, 2005, the Company announced that while ICG was continuing efforts to complete the investment, that the Company was unable to determine when, and if, such investment would be completed. The Company has been actively engaged in an effort to secure financing from other investment sources.

On May 26, 2005 the Company received $200,000 from Financial Alchemy, LLC a Texas limited liability company for which we issued 101,010 shares of common stock, and an equivalent number of three year warrants. The warrants are exercisable as follows: one-third at $2.00 above the average closing price; one-third at $4.00 above the average closing price; and one-third at $6.00 above the average closing price. The average closing price is the price of the common stock for the ten (10) consecutive trading days immediately preceding May 26, 2005 or $2.51.

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

Overview

Startech Environmental Corporation is an environmental technology company commercializing its proprietary plasma processing technology known as the Plasma Converter(TM) that achieves closed-loop elemental recycling that irreversibly destroys hazardous and non-hazardous waste and industrial by-products while converting them into useful commercial products. These products include a rich synthesis gas called PCG (Plasma Converted Gas)(TM) surplus energy for power, hydrogen, metals and silicates for use and for sale.

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

Recent Developments

The following provides updates to certain projects and other events that have transpired since those announced in the Company's report on form 10Q for the quarter ended January 31, 2005 and current report on Form 8K as filed with the SEC on April 14, 2005.

The Mihama Plasma Converter(TM) in Japan

The system, now owned by Mihama, has been disassembled and moved to Mihama's new facility near Kobe, Japan where it will be used to safely and irreversibly destroy PCBs (polychlorinated biphenyls) commercially. Mihama is completing the facility in Kobe, Japan and Startech has initiated the continued support for installation and start-up. Currently, we are preparing for shipment the additional support equipment from our Bristol, CT to the Japanese site location. Discussion is on-going for in-country support to Mihama. As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

Italy

On March 7, 2005, the Company appointed Ercole Marelli HiTech Srl of Milan, Italy, as its exclusive distributor for Italy. The Agreement requires Ercole Marelli to purchase its first 10 ton-per-day Plasma Converter System (PCS), or larger, by July 1, 2005. The Agreement also requires Ercole Marelli to purchase more than $300 million worth of Startech Plasma Converter Systems uniformly during the next ten years as a minimum to maintain the Distributorship.

On May 24, 2005, Ercole Marelli HiTech Srl of Milan, Italy, reported that it signed contracts for more than $40 million for multiple mobile and stationary Startech Plasma Converter Systems. Delivery of the Plasma Converter Systems is scheduled for late 2006.

Spain

On May 19, 2005, the Company announced the appointment of Materiales Renovados, S.L. of Madrid, Spain as its exclusive distributor for Spain and Portugal, and the Company receipt from it of $250,000 for that Distributorship. The Distributorship Agreement requires Materiales Renovados to purchase its first 10 ton-per-day Plasma Converter System (PCS), or larger, by February 28, 2006. The Agreement also requires Materiales Renovados to purchase $300 million worth of Startech Plasma Converter Systems uniformly during the next ten years as a minimum to maintain the Distributorship.

Poland

Financing of the projects continues to be the immediate focus. All projects are being considered under the leasing program previously announced.

Australia

The Company expects to receive the balance of the down payment from Plastech, its distributor in Australia, which funds will, as anticipated, permit the commencement of the manufacturing for the first PCS in Australia beginning in July 2005.

South Africa

Activities in South Africa are focused around the securing of long-term waste projects in order to anchor the investment, so as to raise the necessary financing. A number of waste contracts are currently being targeted to form the basis of the project. They include pesticides, mercury contaminated waste, military stockpiles and others. Contact, and introduction of the technology has been made with all clients. Most of the contracts are going through a tender and appraisal process and are awaiting a final call for proposals which is expected soon. The specific opportunities include the following:

     - African Stockpile Project: An initiative driven by the World Bank to destroy pesticides dumped in Africa during the 70's and 80's.

     -    Thor Chemicals: Clean up of mercury waste and contaminated soils

     - Stockpiled munitions: Dismantling and destruction of stockpiled expired munitions

Rhode Island

An entity has been formed to manage the 50 TPD Plasma Converter System destined for this prime location. Significant state and local cooperation has been assured and the formal processing of permits are underway. Recent discussions with Rhode Island are continuing in the finalization of equipment configuration, permitting and financing. Effort is continuing.


DOE Contract

Demonstration preparations and equipment acquisition has been initiated. Demonstration is scheduled during the last quarter of the calendar year. Additional effort has been authorized to continue the development of materials evaluation for the movement forward for hydrogen production. Startech has completed the required system modification to support the DOE demonstration and is currently finalizing the demonstration plan and protocols. The demonstration schedule is on track and we expect to complete Phase I demonstration on schedule. Startech is currently in discussion with DOE for Phase II demonstration implementation in FY06.

Results of Operations

Comparison of three months ended April 30, 2005 and 2004

Revenues. Total revenues were $32,985 for the three months ended April 30, 2005, as compared to $1,517,240 for the same period in 2004, a decrease of $1,484,255. For the three months ending April 30, 2005 a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, and Plasmatech Caribbean Corporation representing Puerto Rico. The revenue for the three months ending April 30, 2004 was related to upgrades and spare parts that were shipped to Mihama, located in Japan. Such aspect of the Company's business has not reoccurred in fiscal 2005.

Gross Profit. Gross profit was $32,985 for the three months ended April 30, 2005, compared to a gross profit of $970,484 in the same period in 2004, or a decrease of $937,499 from the same period in 2004 or 96.6%. Gross margins were directly impacted due to the signing of the distributorship agreements.

Selling Expenses. Selling expenses for the three months ended April 30, 2005 were $199,702, a decrease of $51,136, or 20.4%, for the same period in 2004. Selling expenses decreased as a result of less customer related travel and reduced printing materials expense.

Research and Development Expenses. Research and development expenses for the three months ended April 30, 2005 were $84,980, an increase $2,365 or 2.9%, for the same period in 2004. This increase was related to continuing efforts to further enhance our currents products.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2005 were $867,989, compared to $536,003 for the same period in 2004, an increase of $331,986 or 61.9%, from the same period in 2004. This increase was related to higher auditing and accounting related expenses, increased outside legal expenses, annual meeting expenses, and higher public relations expenses.

Interest Income. Interest income for the three months ended April 31, 2005 was $5,054, compared to $8,809 in the same period in 2004, a decrease of 42.6%. The decrease is due to lower average cash balances.

Income Taxes. During the three months ended April 30, 2005, corporate income taxes were $4,919, as compared to $361 in the same period 2004. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Results of Operations

Comparison of six months ended April 30, 2005 and 2004

Revenues. Total revenues were $65,970 for the six months ended April 30, 2005, as compared to $1,560,620 for the same period in 2004, a decrease of $1,494,650. For the six months ending April 30, 2005 a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, and Plasmatech Caribbean Corporation representing Puerto Rico. The revenue for the six months ending April 30, 2004 was related to upgrades and spare parts that were shipped to Mihama, located in Japan. Such aspect of the Company's business has not reoccurred in 2005.

Gross Profit. Gross profit was $65,970 for the six months ended April 30, 2005, compared to a gross profit of $987,364 in the same period in 2004, or a decrease of $921,394 from the same period in 2004 or 93.3%. Gross margins were directly impacted due to the signing of the distributorship agreements.

Selling Expenses. Selling expenses for the six months ended April 30, 2005 were $437,154, a decrease of $2,480, or .5%, for the same period in 2004. Selling expenses decreased as a result of lower expenses related to customer travel and reduced printing expenses.

Research and Development Expenses. Research and development expenses for the six months ended April 30, 2005 were $170,190, an increase $10,724 or 6.7%, for the same period in 2004. This increase was related to analysis of DOE test programs.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2005 were $1,612,798, compared to $1,157,223 for the same period in 2004, an increase of $455,575 or 39.3%, from the same period in 2004. This increase was related to higher auditing and accounting related expenses, increased outside legal expenses, annual meeting expenses, and higher public relations expenses.

Interest Income. Interest income for the six months ended April 30, 2005 was $11,366, compared to $14,522 in the same period in 2004, a decrease of 21.7%. The decrease is due to lower average cash balances.

Income Taxes. During the six months ended April 30, 2005, corporate income taxes were $14,995, as compared to $2,778 in the same period 2004. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2005, we had cash and cash equivalents of $1,152,977 and working capital of $311,674. During the six months ended April 30, 2005, our cash decreased by $1,248,084. The decrease in cash resulted primarily from the operations of the Company.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of additional equity securities. On March 21, 2005, the Company entered into a Securities Purchase and Registration Rights Agreement (the "Purchase Agreement") with Intercapital Group, LLC, a California limited liability company ("ICG"). Pursuant to the terms of the Purchase Agreement, ICG had agreed to purchase in a private placement, at one or more closings to take place on or before March 31, 2005, a total of $11,000,000 of shares of common stock of the Company. On May 23, 2005, the Company announced that while ICG was continuing efforts to complete the investment, that the Company was unable to determine when, and if, such investment would be completed. The Company has been actively engaged in an effort to secure financing from other investment sources. If we are unable to secure financing we may not be able to maintain operations as presently conducted and may cease operating as a going concern.

Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the quarter ended April 30, 2005 and 2004. No realized gains or losses were recorded during the quarter ended April 30, 2005 or 2004.


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

This material weakness is the lack of the necessary corporate accounting resources. This has led to a dependence on our Chief Financial Officer, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. In order to correct this deficiency, we are seeking to hire additional competent personnel to assist in the segregation of duties with respect to financial reporting, and with Section 404 of the Sarbanes-Oxley Act of 2002.

We believe that for the reasons described above we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

None.

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS.

There were 10,577 shares issued during the second quarter of 2005, with gross proceeds for the exercise of warrants totaling $35,327. Also, 5,000 shares of common stock were issued upon the exercise of the options during the second quarter of 2005 for proceeds of $10,150 and 4,926 shares were issued for the 401(k) Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



(a) The 2004 Annual Meeting of Shareholders of the Company was held on April 13, 2005.

(b) The following persons were elected as directors pursuant to the votes indicated:

---------------------------- ------------------------ ---------------------
                Name                       For                   Against
---------------------------- ------------------------ ---------------------

---------------------------- ------------------------ ---------------------
L.Scott Barnard                            9,960,265                35,567
---------------------------- ------------------------ ---------------------
Joseph A. Equale                           9,967,765                28,067
---------------------------- ------------------------ ---------------------
Joseph F. Longo                            9,849,983               145,849
---------------------------- ------------------------ ---------------------
Nicholas S. Perna                          9,959,517                36,315
---------------------------- ------------------------ ---------------------
John J. Fitzpatrick                        9,959,740                36,092
---------------------------- ------------------------ ---------------------

(c) The only other matter to be voted upon was the ratification of the appointment of Marcum & Kleigman, LLC as the Company's independent public accountants for the fiscal year ending October 31, 2005 as follows:

------------------------ -------------------- -------------------
              For                  Against              Abstain

------------------------ -------------------- -------------------
              9,964,154               20,593              11,085
------------------------ -------------------- -------------------


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS .

The following exhibits are attached to this report or are incorporated by reference herein.

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------

*   Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of June 2005.


                                      STARTECH ENVIRONMENTAL CORPORATION
                                      (Registrant)

                                      BY: /S/ Joseph F. Longo
                                          --------------------------------------
                                      Joseph F. Longo
                                      Chief Executive Officer, President

                                      BY: /S/ Peter J. Scanlon
                                          --------------------------------------
                                      Chief Financial Officer, Vice President
                                      (Principal Financial Officer)