Form 10-Q
period 2005-07-31
STARTECH ENVIRONMENTAL CORP
filed 2005-09-19
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005


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

                         15 Old Danbury Road, Suite 203
                                Wilton, CT 06897
                                ----------------
          (Address of principal executive offices, including zip code)

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

     As of September 15, 2005, the registrant had outstanding 23,077,136 shares of Common Stock.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - July 31, 2005
         and October 31, 2004                                                3

         Condensed consolidated statements of operations for the
         three and nine months ended July 31, 2005 and 2004                  4

         Condensed consolidated statements of cash flows for the
         nine months ended July 31, 2005 and 2004                            5

         Notes to condensed consolidated financial statements               6-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               16-23

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          23

Item 4.  Controls and Procedures                                            24

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  25
Item 2.  Changes in Securities and Use of Proceeds                          25
Item 3.  Defaults Upon Senior Securities                                    25
Item 4.  Submission of Matters to a Vote of Security Holders                25
Item 5.  Other Information                                                  25
Item 6.  Exhibits                                                           25
Signatures                                                                  26


                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------
                                   ITEM 1. FINANCIAL STATEMENTS
                                STARTECH ENVIRONMENTAL CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

ASSETS                                                                    July 31,       October 31,
                                                                            2005            2004
                                                                        ------------    ------------
                             Current assets:
         Cash and cash equivalents ..................................   $  1,331,701    $  2,401,061
         Notes receivable ...........................................        100,000          50,000
         Inventories ................................................        324,767         584,226
         Prepaid expenses ...........................................         15,000          15,000
         Other current assets .......................................          7,008           5,508
                                                                        ------------    ------------

                  Total current assets ..............................      1,778,476       3,055,795

         Property and equipment, net ................................      2,006,571       1,625,053

         Other assets ...............................................        276,420         276,420
                                                                        ------------    ------------

                  Total assets ......................................   $  4,061,467    $  4,957,268
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                           Current liabilities:
         Accounts payable ...........................................   $    384,328    $    223,817
         Capital lease - short-term .................................            594           4,073
         Customer deposits and deferred revenue .....................      1,109,743         771,777
         Other accrued expenses .....................................        327,787         335,725
                                                                        ------------    ------------
                  Total current liabilities .........................      1,822,452       1,335,392
                  Long-term liability:
         Capital lease payable  net of current portion ..............              0             242
                                                                        ------------    ------------

                  Total liabilities .................................   $  1,822,452    $  1,335,634
                                                                        ------------    ------------

Commitments:

Stockholders' equity:
         Preferred stock, no par value, 10,000,000 shares authorized;
         none issued and outstanding ................................              0               0
         Common stock, no par value, 800,000,000 shares authorized;
         Shares issued and outstanding: 18,113,260 at July 31, 2005
         and 17,560,887 at October 31, 2004 .........................     23,858,729      22,442,333
         Additional paid-in capital .................................      1,742,745       1,742,745
         Accumulated deficit ........................................    (23,362,459)    (20,563,444)
                                                                        ------------    ------------
         Total stockholders' equity .................................      2,239,015       3,621,634
                                                                        ------------    ------------
                  Total liabilities and stockholders' equity ........   $  4,061,467    $  4,957,268
                                                                        ============    ============


              See accompanying notes to condensed consolidated financial statements.


                                    STARTECH ENVIRONMENTAL CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)



                                         Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                            July 31, 2005        July 31, 2004       July 31, 2005       July 31, 2004
                                            -------------        -------------       -------------       -------------

Revenue ..................................   $     96,064         $     68,576        $    162,034        $  1,629,196

Cost of sales ............................              0               31,250                   0             604,506
                                             ------------         ------------        ------------        ------------

Gross profit .............................         96,064               37,326             162,034           1,024,690
                                             ------------         ------------        ------------        ------------

Operating expenses
       Selling expenses ..................        253,024              234,070             690,178             673,703
       Research and development ..........         80,474               82,372             250,664             241,838
       General and administrative expenses        710,745              736,062           2,323,539           1,893,285
                                             ------------         ------------        ------------        ------------

Total operating expenses .................   $  1,044,243            1,052,504        $  3,264,381        $  2,808,826
                                             ------------         ------------        ------------        ------------

Loss from operations .....................       (948,179)          (1,015,178)         (3,102,347)         (1,784,136)
                                             ------------         ------------        ------------        ------------

Other income (expense):
Other income .............................        103,060                    0             307,052                   0
Interest income ..........................          5,303                8,077              16,668              22,599
Interest expense .........................            (29)                (309)               (221)             (1,486)
                                             ------------         ------------        ------------        ------------
Total other income .......................        108,334                7,768             323,499              21,113
                                             ------------         ------------        ------------        ------------


Loss before income taxes .................       (839,845)          (1,007,410)         (2,778,848)         (1,763,023)
                                             ------------         ------------        ------------        ------------

Income tax expense .......................          5,169                3,633              20,164               6,411
                                             ------------         ------------        ------------        ------------

Net loss .................................   $   (845,014)        $ (1,011,043)       $ (2,799,012)       $ (1,769,434)
                                             ============         ============        ============        ============


Basic and diluted net loss per share .....   $      (0.05)        $      (0.06)       $      (0.16)       $      (0.11)
                                             ============         ============        ============        ============

Weighted average common
shares outstanding .......................     17,919,337           17,505,736          17,858,828          16,710,763
                                             ============         ============        ============        ============


                  See accompanying notes to condensed consolidated financial statements.


                            STARTECH ENVIRONMENTAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                         Nine Months Ended   Nine Months Ended
                                                           July 31, 2005       July 31, 2004
                                                           -------------       -------------

Cash flows from operating activities:
Net loss                                                    $(2,799,012)        $(1,769,434)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                    160,011             155,846
401K plan match made by the issuance of shares                   44,651              43,416
Common stock issued for services                                      0              42,000
(Increase) decrease in notes receivable                         (50,000)                  0
(Increase) decrease in inventories                                    0             (16,485)
(Increase) decrease in prepaid and other current assets          (1,500)             (3,917)
Increase (decrease) in accounts payable                         160,511              17,578
Increase (decrease) in customer deposits                        337,966            (688,591)
Increase (decrease) in accrued expense                           (7,938)            (38,744)
                                                            -----------         -----------

Net cash used in operating activities                        (2,155,311)         (2,258,331)
                                                            -----------         -----------

Cash flows used in investing activities:
Capital expenditures                                           (282,074)           (132,548)
                                                            -----------         -----------



Cash flows from financing activities:
Payment for capital leases                                       (3,721)            (13,634)
Proceeds from options, warrants and common stock issuance     1,371,746           2,751,570
                                                            -----------         -----------
Net cash provided by financing activities                     1,368,025           2,737,936
                                                            -----------         -----------

Net (decrease) increase in cash and cash equivalents         (1,069,360)            347,057
Cash and cash equivalents at beginning of period              2,401,061           2,601,558
                                                            -----------         -----------

Cash and cash equivalents at end of period                  $ 1,331,701         $ 2,948,615
                                                            ===========         ===========
Supplemental disclosure- taxes paid                         $    20,164         $     6,411
                                                            ===========         ===========


          See accompanying notes to condensed consolidated financial statements.

                                          5

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1. Basis of Presentation and Management Liquidity Plans
------------------------------------------------------------

Basis of Presentation - The accompanying unaudited condensed financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information which contemplate continuation of the Company as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. Operating results for the nine months period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005.

Management's Liquidity Plans - As of July 31, 2005, the Company had cash and cash equivalents of $1,331,701 and working capital of $43,976. During the nine months ended July 31, 2005, our cash decreased by $1,069,358. The decrease in cash resulted primarily from the operations of the Company.

The Company has suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its objectives. These circumstances, if not rectified in the near future, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of equity securities (See Note 10).

On September 16, 2005 the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates (collectively referred to as "Cornell"). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures (the "Debentures") of which $1,150,000 is to be funded within five business days of the agreement and the balance to be funded within two days of the Company filing a registration statement with the Securities and Exchange Commission ("SEC"). The Debentures, maturing September 2006, require monthly payments of interest at a rate of 10% per annum and monthly principal payments commencing January 2006. The Company can prepay the Debentures at anytime with three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium. The Debentures are secured by substantially all of the assets of the Company and shares of the Company's common stock as discussed below.

The Securities Purchase Agreement requires the Company to file a registration within 30 days of this agreement and to use its best efforts have the registration statement declared effective by the SEC within 120 days. In the event the registration statement is not filed or declared effective the Company will be required to pay liquidated damages as defined under the agreement.

The Debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock that may be adjusted. This will result in a beneficial conversion feature and will be amortized to interest expense through the maturity date of the Debentures.

In connection with the issuance of the Debentures, the Company will issue to Cornell warrants to purchase 650,000 shares of the Company's common stock for a period of three years with an exercise price of $2.53. A portion of the proceeds received will be allocated to the fair value of the warrants that will result in a discount to the face value of the debentures. This discount will be amortized to interest expense through the maturity date of the Debentures.

The Company has agreed to pay a fee equal to 10% of the purchase price and structuring fees equal to $30,000. These fees will be recorded as deferred financing costs and charged to interest expense through the maturity date of the Debentures.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


To secure full payment under the securities purchase agreement the Company has agreed to pledge 3,600,000 of its shares and the president of the Company has agreed to pledge 900,000 of his personal shares. Such shares are to be held in escrow.

The purchase price of the Debentures is to be held in escrow until satisfaction of the terms and conditions of the Securities Purchase Agreement.

The Standby Equity Distribution Agreement ("Agreement") requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The Company will issue to Cornell 386,956 of the Company's common stock as a fee for entering into the Agreement and will issue 4,348 shares to the placement agent. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fess aggregating $25,000.

The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time.

In addition to the proceeds from equity securities, management plans to reduce its cash outflows during 2005 by implementing reductions of administrative overhead expenses where necessary and feasible while continuing to emphasize its sales and marketing efforts. There are currently several near-term sales opportunities that are in the final stages of closure, and these sales, in addition to the three implemented distributorship agreements, would add significantly to a positive cash flow.

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

Note 1a. Inventories
--------------------

Inventories consist of raw materials and work in process, and are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of the following at July 31, 2005 and October 31, 2004:

                                               July 31, 2005       Oct. 31, 2004
                                               -------------       -------------

Raw materials                                     $324,767            $324,766
Work in process                                          0             259,460
                                                  --------            --------
Total inventory                                   $324,767            $584,226
                                                  ========            ========


The work in process inventory was reclassified to construction in progress during January 2005.


Note 1b. Notes Receivable
-------------------------

On March 2, 2005 a promissory note was executed with Ercole Marelli HiTech Srt, of Italy for $200,000 in connection with the sale of a distributor agreement. The first payment of $100,000 was received on May 31, 2005 and the remaining $100,000 payment is currently due.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 2. Capital Lease Obligation
--------------------------------

The Company has entered into capital lease obligations for computer equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $860 at interest rates ranging from 13.75% to 16.98%. The equipment was capitalized at $19,503 and is being depreciated over five years. Depreciation expense for the nine months ended July 31, 2005 was $2,925.


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

At July 31, 2005, there were approximately 4.2 million shares of common stock potentially issuable with respect to stock options and warrants, which could dilute basic earnings per share in the future.

Stock Options

At July 31, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 7. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3. Equity Transactions (Cont'd)
------------------------------------

                                                   Three Months   Three Months    Nine Months    Nine Months
                                                       Ended          Ended          Ended          Ended
                                                   July 31, 2005  July 31, 2004  July 31, 2005  July 31, 2004
                                                   -------------  -------------  -------------  -------------
Net loss, as reported                               $  (845,014)   $(1,011,043)   $(2,799,012)   $(1,769,434)

Less: stock-based employee compensation                       0       (397,238)       (48,900)      (437,642)
                                                    -----------    -----------    -----------    -----------
expense determined under the fair
value-based method

Pro forma net loss                                     (845,014)    (1,408,281)    (2,847,912)    (2,207,076)
                                                    ===========    ===========    ===========    ===========

Basic and Diluted net loss per share, as reported   $      (.05)   $      (.06)   $      (.16)   $      (.11)
                                                    ===========    ===========    ===========    ===========

Pro forma Basic and Diluted net loss per share      $      (.05)   $      (.08)   $      (.16)   $      (.13)
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



                                                  2005              2004
                                                  ----              ----
     Risk-free interest rate                      4.20%             4.60%
     Expected life of options - years             10.00             10.00
     Expected stock price volatility               52%              123%
     Expected dividend yield                       N/A               N/A

Warrants

There were 512,869 warrants issued during the nine months ended July 31, 2005. There were 10,577 shares exercised during the nine months ended July 31, 2005, with gross proceeds from the exercise of warrants at $3.34 per share totaling $35,327.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Private Placements
------------------

There were 512,872 shares issued during the nine months ended July 31, 2005, with gross proceeds for the private placements totaling $1,329,009, including costs of $14,640. Additionally there were 308,094 warrants issued that will expire on various dates through June, 2008 with exercise prices ranging between $4.57 and $8.57 per share..


Options
-------

For the nine months ended July 31, 2005, 15,000 options were exercised for gross proceeds of $22,050.


Note 4. Cash Flow
-----------------

During the nine months ended July 31, 2005 and 2004, the Company had non-cash transactions. The following is a listing of these transactions and the dollar value of these transactions.

Nine months ended:                                July 31, 2005   July 31, 2004
------------------                                -------------   -------------
Non-cash financing activity;
Series "A" convertible preferred stock
  converted to common stock                          $      0       $ 26,453
401(k) plan match                                      44,651         43,416
Non-cash Investing activity;
Reclassification of inventories to
  property & equipment                                259,460              0
Common stock issued for services                            0         42,000


Note 5. Revenue Recognition
---------------------------

The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over a three year period. During the nine months and the three months ended July 31, 2005, revenues totaling $162,034 and $96,064 respectively, were recognized representing two separate distributorship agreements. Revenue for the nine months and the three months ended July 31, 2004 were from the sale of parts to one customer.


Note 6. Employee Benefits Plan
------------------------------

Contributions for the three months ended July 31, 2005 were $18,715, which represents the issuance of approximately 6,344 shares of our common stock. Contributions for the nine months ended July 31, 2005 were $44,651, which represents the issuance of approximately 13,924 shares of our common stock.


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

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 7. Stockholders Equity (Cont'd)
------------------------------------

During the fiscal years ended October 31, 2004, 2003 and 2002, the Company granted 0, 0 and 10,000 stock options, respectively. The options have an exercise price of $3.38 per share. On the grant dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of July 31, 2005, 8,089 options were available to be granted under the 1995 Plan. As of July 31, 2005 there were 1,207,500 options outstanding, all of which were exercisable and vested.

                         Options outstanding - 1995 Plan

                              Fiscal Year Ended October 31,          Nine Months
                                                                        Ended
                         2001       2002        2003        2004       7/31/05
                      ---------   ---------   ---------   ---------   ---------
Options granted            --        10,000           0           0           0
Options cancelled          --             0           0           0           0
Options exercised          --             0           0           0           0
                      ---------   ---------   ---------   ---------   ---------
Total outstanding     1,197,500   1,207,500   1,207,500   1,207,500   1,207,500
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

During the nine months ended July 31, 2005, there were 30,000 options granted under the 2000 Plan at an average exercise price of $3.30 per share and 15,000 options were exercised at an average exercise price of $1.47 per share. During the fiscal year ended October 31, 2004, 130,000 options were granted at an average exercise price of $3.98 per share and no options were cancelled. During the fiscal year ended October 31, 2004, 152,000 options were exercised at an average price of $1.81. On the issuance dates, the market value was the same as the exercise price; therefore, no compensation expense was recorded. As of July 31, 2005, 290,000 options were available to be granted. A total of 537,000 options under the 2000 Plan have been granted at an average exercise price of $3.77 per share.

                         Options outstanding - 2000 Plan

                               Fiscal Year Ended October 31,         Nine months
                                                                        Ended
                          2001       2002       2003        2004       7/31/05
                        --------   --------   --------    --------    --------
Options granted             --      277,000    100,000     130,000     105,000
Options cancelled           --            0    (20,000)          0           0
Options exercised           --            0          0    (152,000)    (15,000)
                        --------   --------   --------    --------    --------
Total outstanding              0    277,000    357,000     335,000     425,000
                        ========   ========   ========    ========    ========

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 7. Stockholders Equity (Cont'd)
------------------------------------

2000 Compensation Plan

At July 31, 2005, there were 416,089 shares of common stock reserved for issuance upon the exercise of outstanding options and 408,000 shares available for grant of options under the 2000 Compensation Plan. For the nine months ended July 31, 2005 the Company granted a total of 105,000 options to directors under the 2000 Compensation Plan.

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


Note 8. Commitments
-------------------

License Agreement

Startech has a licensing agreement for the development, hardware manufacture and technology exploitation within the waste and non-waste industry application for Hydrogen Selective Membranes. This agreement provides for the exclusive right to utilize this Hydrogen Selective Membrane technology for all applications in the principles of plasma arc technology. This agreement was effective July 8, 2001 and extends for a period of 20 years.

DOE Grant

Startech has received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials.. This program was initiated in October 2004 and is scheduled to be completed by September 2005. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the nine months and the three months ended July 31, 2005 the Company received $307,051 and $103,060 respectively.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 9. Recently Issued Accounting Standards
--------------------------------------------

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after March 2004. Adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the IASB IAS No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption of this pronouncement is not expected to have a material impact on our consolidated earnings.

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

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 10. Subsequent Events
--------------------------

On August 11, 2005 the Company received $187,875 from Nutmeg Environmental LP in exchange for 92,572 shares of common stock at a price of $2.03 which equaled a discount of 21% to the market value. Additionally an equivalent number of three year warrants were granted as follows: one-third of the warrants issued were granted at an exercise price $4.03 per share; one-third granted at an exercise price of $6.03 per share; and one-third granted at an exercise price $8.03 per share.

On September 16, 2005 the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates (collectively referred to as "Cornell"). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures (the "Debentures") of which $1,150,000 was funded on September 16, 2005 and the balance to be funded within two days of the Company filing a registration statement with the Securities and Exchange Commission ("SEC"). The Debentures, maturing September 2006, require monthly payments of interest at a rate of 10% per annum and monthly principal payments commencing January 2006. The Company can prepay the Debentures at anytime with three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium. The Debentures are secured by substantially all of the assets of the Company and shares of the Company's common stock as discussed below.

The Securities Purchase Agreement requires the Company to file a registration within 30 days of September 16, 2005 and to use its best efforts have the registration statement declared effective by the SEC within 120 days. In the event the registration statement is not filed or declared effective the Company will be required to pay liquidated damages as defined under the agreement.

The Debentures are convertible by Cornell at any time at an initial conversion price of $1.84 per share of common stock that may be adjusted. This will result in a beneficial conversion feature and will be amortized to interest expense through the maturity date of the Debentures.

In connection with the issuance of the Debentures, the Company will issue to Cornell warrants to purchase 650,000 shares of the Company's common stock for a period of three years with an exercise price of $2.53. A portion of the proceeds received will be allocated to the fair value of the warrants that will result in a discount to the face value of the debentures. This discount will be amortized to interest expense through the maturity date of the Debentures.

The Company has agreed to pay a fee to Cornell equal to 10% of the purchase price and structuring fees equal to $30,000. These fees will be recorded as deferred financing costs and charged to interest expense through the maturity date of the Debentures.

To secure full payment under the securities purchase agreement the Company has agreed to pledge 3,600,000 of its shares and the president of the Company has agreed to pledge 900,000 of his personal shares. Such shares are to be held in escrow.

The purchase price of the Debentures is to be held in escrow until satisfaction of the terms and conditions of the Securities Purchase Agreement.

The Standby Equity Distribution Agreement ("Agreement") requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The Company will issue to Cornell 386,956 of the Company's common stock as a fee for entering into the Agreement and will issue 4,348 shares to the placement agent. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fess aggregating $25,000.

The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


On September 1, 2005 the Company reached an agreement with its chief financial officer ("CFO") that provides for additional compensation equal to $6,000 per month through December 2005 and a severance package based on years of service. The agreement also granted the CFO 30,000 options at an exercise price equal to the closing price of the Company's common stock on August 31, 2005. The options vest in various increments through January 30, 2007.

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

Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers' business so they can realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow our customers to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range from approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

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

Recent Developments

The following provides updates to certain projects and other events that have transpired since those announced in the Company's report on form 10Q for the quarter ended April 30, 2005 and current report on Form 8K as filed with the SEC on August 13, 2005.

Mihama Japan  -

Mihama and Toshiba are working together to re-commission the Startech Plasma Converter System that was formerly located and formerly processing hazardous MSW (Municipal Solid Waste) incinerator ash successfully in Fukuoka. The System has been moved and the re-commissioning is taking place in the new Kobe facility.
We are assisting Mihama and Toshiba in Kobe now.

The report is that the new processing building has been completed, and that the System will be back on-line in December '05. The new processing facility will be central to Mihama's sales and marketing initiatives in Japan. Mihama is a Startech Distributor.

Mihama will also be processing PCBs (Polychlorinated Byphenyls) in its new Kobe facility. PCBs are a very hazardous waste stream.

EXIM Bank

The Startech Plasma Converter System (U.S.made capital equipment and environmental equipment) has been qualified by the Export-Import Bank for EXIM financing. The financing is for foreign credit-worthy customers only.

The normal procedure is that a bank (U.S. or foreign lender bank) will provide the loans to a buyer for the purchase of the equipment whose payments to the lender-bank will be guaranteed by the EXIM bank. The financing program is available to public sector entities as well as to private sector entities.

Delay in receipt of Ercole Marelli Contract -

On June 29, 2005, Startech Environmental Corporation issued a press release announcing that it signed a contract with Ercole Marelli HiTech srl (EMHT), a distributor in Milan, Italy for a total of $47 million for the sale of multiple Plasma Converter Systems for diverse industrial applications and in connection therewith, that receipt of the initial contract payments were expected by July 29, 2005. The Company has not yet received the initial contract payment. This delay has been caused by an additional modification to the scope of the original contact. Finalization of the contract is expected shortly

CAFTA

The Central America-Dominican Republic-United States Free Trade Agreement, often called The Central America Free Trade Agreement (CAFTA), passed the House of Representatives on July 27, 2005. The Company believes CAFTA will be helpful to its sales efforts. The Central America Nations included are Costa Rica, El Salvador, Honduras, Guatemala, Nicaragua and also the Dominican Republic. Startech has contracts in discussion and in active development in some of these countries now. The Agreement eliminates tax and tariff barriers on many American exports, especially on infrastructure and environmental capital equipment, as best we can tell at the moment

The Agreement also provides for financing from the World Bank and the Inter America Development Bank. The Export-Import Bank of the United States (EXIM
Bank) is now providing export financing on repayment terms of up to 15 years on U.S.-made environmental capital equipment such as Startech Plasma Converter Systems. Effective July 1st, the longer repayment terms became available in accord with the agreement of the Organization for Economic Cooperation and Development (OECD).

Collectively, CAFTA-DR is the second largest U.S. export market in Latin America and the 13th largest export market worldwide. Significantly, it is a larger market than Russia, India and Indonesia combined.

News Release on the DoE program

On August 3, 2005, the Company announced that Phase One of the Company's StarCell(TM) contract with the Department of Energy (DOE) to demonstrate the production of hydrogen from Municipal Solid Waste (MSW), and also coal, processed through the Plasma Converter System(TM) is near successful completion. The Company has received an approval for the additional $500,000 for Phase Two of the Program to continue the demonstrations and development for optimization and scale-up. The work for Phase Two has begun.

The Energy Bill becomes law

On August 8, 2005, President Bush signed The Energy Bill (Energy Policy Act of
2005) into law. The Bill includes $1.9 billion for fuel cell and hydrogen-related research and development, $1.3 billion for programs that demonstrate those technologies and $450 million for federal and state government purchases of fuel cell products.

It also provides money for research and the development of technologies to extract clean energy from coal

On August 3, 2005, we issued a news release that announced our second-phase contract with the Department of Energy for further demonstrations and scale-up of the Startech Hydrogen-From-Waste Program. Our Program also includes hydrogen from coal.

The Company believes the Energy Bill has many aspects that will be significant and advantageous to the Company.

Results of Operations

Comparison of three months ended July 31, 2005 and 2004

Revenues. Total revenues were $96,064 for the three months ended July 31, 2005, as compared to $68,576 for the same period in 2004, a increase of $27,488. For the three months ending July 31, 2005 a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. The revenue for the three months ending July 31, 2004 was related to upgrades and spare parts that were shipped to Mihama, located in Japan, such aspects of the Company's business has not reoccurred in fiscal 2005

Gross Profit. Gross profit was $96,064 for the three months ended July 31, 2005, compared to a gross profit of $37,326 in the same period in 2004, or an increase of $58,738 from the same period in 2004 or 157.4%. Gross margins were directly impacted due to the revenue recognized from the distributorship agreements.

Selling Expenses. Selling expenses for the three months ended July 31, 2005 were $253,024, an increase of $18,954, or 8.1%, for the same period in 2004. Selling expenses increased as a result of higher marketing activity.

Research and Development Expenses. Research and development expenses for the three months ended July 31, 2005 were $80,474, a decrease $1,898 or 2.3%, for the same period in 2004. This decrease was related to a decrease in travel expense.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2005 were $710,745, compared to $736,062 for the same period in 2004, a decrease of $25,317 or 3.4%, from the same period in 2004. This decrease was related to lower officer salaries and lower consulting activity.

Interest Income. Interest income for the three months ended July 31, 2005 was $5,303, compared to $8,077 in the same period in 2004, a decrease of 34.3%. The decrease is due to lower average cash balances.

Income Taxes. During the three months ended July 31, 2005, corporate income taxes were $5,169, as compared to $3,633 in the same period 2004. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Results of Operations

Comparison of nine months ended July 31, 2005 and 2004

Revenues. Total revenues were $162,034 for the nine months ended July 31, 2005, as compared to $1,629,196 for the same period in 2004, a decrease of $1,467,162. For the nine months ending July 31, 2005 a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain The revenue for the nine months ending July 31, 2004 was related to upgrades and spare parts that were shipped to Mihama, located in Japan. Such aspects of the Company's business has not reoccurred in fiscal 2005.

Gross Profit. Gross profit was $162,034 for the nine months ended July 31, 2005, compared to a gross profit of $1,024,690 in the same period in 2004, or a decrease of $862,656 from the same period in 2004 or 84.2%. Gross profit was directly impacted due to the sale of upgrades and spare parts in fiscal 2004.

Selling Expenses. Selling expenses for the nine months ended July 31, 2005 were $690,178, an increase of $16,475, or 2.4%, for the same period in 2004. Selling expenses increased as a result of increased marketing activity.

Research and Development Expenses. Research and development expenses for the nine months ended July 31, 2005 were $250,664, an increase $8,826 or 3.6%, for the same period in 2004. This increase was related to analysis of DOE test programs.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2005 were $2,323,539, compared to $1,893,285 for the same period in 2004, an increase of $430,254 or 18.5%, from the same period in 2004. This increase was related to higher auditing and accounting related expenses, increased outside legal expenses, annual meeting expenses, and higher public relations expenses.

Interest Income. Interest income for the nine months ended July 31, 2005 was $16,668, compared to $22,599 in the same period in 2004, a decrease of 26.2%. The decrease is due to lower average cash balances.

Income Taxes. During the nine months ended July 31, 2005, corporate income taxes were $20,164, as compared to $6,411 in the same period 2004. We have minimal tax obligations due to the fact that we have not yet been profitable. These taxes represent the state tax on capital.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2005, we had cash and cash equivalents of $1,331,701 and working capital of $43,976. During the nine months ended July 31, 2005, our cash decreased by $1,069,360 which were directly related to the following three areas
- Operational needs ($2.1) million, Capital expenditures ($.3) million offset by common stock issuances $1.4 million.

The Company has historically satisfied its capital needs primarily by the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of additional equity securities.

On September 16, 2005 the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates (collectively referred to as "Cornell"). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures (the "Debentures") of which $1,150,000 was funded on September 16, 2005 and the balance to be funded within two days of the Company filing a registration statement with the Securities and Exchange Commission ("SEC"). The Debentures, maturing September 2006, require monthly payments of interest at a rate of 10% per annum and monthly principal payments commencing January 2006. The Company can prepay the Debentures at anytime with three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium. The Debentures are secured by substantially all of the assets of the Company and shares of the Company's common stock as discussed below.

The Securities Purchase Agreement requires the Company to file a registration within 30 days of September 16, 2005 and to use its best efforts have the registration statement declared effective by the SEC within 120 days. In the event the registration statement is not filed or declared effective the Company will be required to pay liquidated damages as defined under the agreement.

The Debentures are convertible by Cornell at any time at an initial conversion price of $1.84 per share of common stock that may be adjusted. This will result in a beneficial conversion feature and will be amortized to interest expense through the maturity date of the Debentures.

In connection with the issuance of the Debentures, the Company will issue to Cornell warrants to purchase 650,000 shares of the Company's common stock for a period of three years with an exercise price of $2.53. A portion of the proceeds received will be allocated to the fair value of the warrants that will result in a discount to the face value of the debentures. This discount will be amortized to interest expense through the maturity date of the Debentures.

The Company has agreed to pay Cornell a fee equal to 10% of the purchase price and structuring fees equal to $30,000. These fees will be recorded as deferred financing costs and charged to interest expense through the maturity date of the Debentures.

To secure full payment under the securities purchase agreement the Company has agreed to pledge 3,600,000 of its common shares and the President of the Company has agreed to pledge 900,000 of his personal common shares. Such common shares are to be held in escrow.

The purchase price of the Debentures is to be held in escrow until satisfaction of the terms and conditions of the Securities Purchase Agreement.

The Standby Equity Distribution Agreement ("Agreement") requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The Company will issue to Cornell 386,956 of the Company's common stock as a fee for entering into the Agreement and will issue 4,348 shares to the placement agent. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fess aggregating $25,000.

The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time.

The Company has been actively engaged in an effort to secure financing from other investment sources. If we are unable to secure financing we may not be able to maintain operations as presently conducted and may cease operating as a going concern.

Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the quarter ended July 31, 2005 and 2004. No realized gains or losses were recorded during the quarter ended July 31, 2005 or 2004.


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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

None.

ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS.

On May 26, 2005 and June 29, 2005, the Company issued 101,010 shares of common stock and 96,154 shares of common stock, respectively, to Financial Alchemy in exchange for gross proceeds of $200,000 and $200,000, respectively, together with an equivalent number of warrants to purchase shares of common stock. The warrant terms are for 101,010 common shares that will expire on May 26, 2008 are as follows a equal third of the warrants granted have a grant price of $4.5 per share another equal third of the warrants granted have a grant price of $6.50 per share and a equal third of the warrants granted have a grant price of $8.5 per share. The warrant terms for 96,154 shares of common stock that will expire on June 29, 2008 and a equal third of the warrants granted have a grant price of $4.63 per share another equal third of the warrants granted have a grant price of $6.63 per share and a equal third of the warrants granted have a grant price of $8.63 per share. Each transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On June 7, 2005, the Company issued 25,000 shares of common stock to Bob Vujea Revocable Trust in exchange for gross proceeds of $57,500, together with an equivalent number of warrants to purchase shares of common stock,. Additionally 25,000 warrants were granted at a price of $3.20 per share and will expire on June 07, 2008. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2005, the Company issued 15,000 shares of common stock to Petr Lisa in exchange for gross proceeds of $27,750, together with an equivalent number of warrants to purchase shares of common stock, Additionally 15,000 warrants were granted at a price of $3.31 per share and will expire on June 10, 2008. This transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

In addition, during the quarter ended July 31, 2005, 6,344 shares of common stock were issued for the 401(k) Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On September 16, 2005 the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates (collectively referred to as "Cornell"). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures (the "Debentures") of which $1,150,000 was funded on September 16, 2005t and the balance to be funded within two days of the Company filing a registration statement with the Securities and Exchange Commission ("SEC"). The Debentures, maturing September 2006, require monthly payments of interest at a rate of 10% per annum and monthly principal payments commencing January 2006. The Company can prepay the Debentures at anytime with three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium. The Debentures are secured by substantially all of the assets of the Company and shares of the Company's common stock as discussed below.

The Securities Purchase Agreement requires the Company to file a registration within 30 days of September 16, 2005 and to use its best efforts have the registration statement declared effective by the SEC within 120 days. In the event the registration statement is not filed or declared effective the Company will be required to pay liquidated damages as defined under the agreement.

The Debentures are convertible by Cornell at any time at an initial conversion price of $1.84 per share of common stock that may be adjusted. This will result in a beneficial conversion feature and will be amortized to interest expense through the maturity date of the Debentures.

In connection with the issuance of the Debentures, the Company will issue to Cornell warrants to purchase 650,000 shares of the Company's common stock for a period of three years with an exercise price of $2.53. A portion of the proceeds received will be allocated to the fair value of the warrants that will result in a discount to the face value of the debentures. This discount will be amortized to interest expense through the maturity date of the Debentures.

The Company has agreed to pay a fee to Cornell equal to 10% of the purchase price and structuring fees equal to $30,000. These fees will be recorded as deferred financing costs and charged to interest expense through the maturity date of the Debentures.

To secure full payment under the securities purchase agreement the Company has agreed to pledge 3,600,000 of its shares and the president of the Company has agreed to pledge 900,000 of his personal shares. Such shares are to be held in escrow.

The purchase price of the Debentures is to be held in escrow until satisfaction of the terms and conditions of the Securities Purchase Agreement.

The Standby Equity Distribution Agreement ("Agreement") requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The Company will issue to Cornell 386,956 of the Company's common stock as a fee for entering into the Agreement and will issue 4,348 shares to the placement agent. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fess aggregating $25,000.

The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time.

On September 1, 2005 the Company reached an agreement with its chief financial officer ("CFO") that provides for additional compensation equal to $6,000 per month through December 2005 and a severance package based on years of service. The agreement also granted the CFO 30,000 options at an exercise price equal to the closing price of the Company's common stock on August 31, 2005. The options vest in various increments through January 30, 2007.

ITEM 6. EXHIBITS.

The following exhibits are attached to this report or are incorporated by reference herein.

     4.1 Secured Convertible Debentures dated September 15, 2005 issued by Startech Environmental Corporation to Cornell Capital Partners, LP. *

     4.2 Warrant to Purchase Common Stock dated September 15, 2005 issued by Startech Environmental Corporation to Cornell Capital Partners, LP. *

     10.1 Standby Equity Distribution Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and Startech Environmental Corporation. *

     10.2 Investor Registration Rights Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and Startech Environmental Corporation. *

     10.3 Placement Agent Agreement dated September 15, 2005 by and among Startech Environmental Corporation, Cornell Capital Partners, LP and Monitor Capital, Inc.. *

     10.4 Escrow Agreement dated September 15, 2005 by and among Startech Environmental Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq. *

     10.5 Securities Purchase Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and Startech Environmental Corporation. *

     10.6 Pledge and Escrow Agreement dated September 15, 2005 by and among Startech Environmental Corporation, Cornell Capital Partners, LP, David Gonzalez, Esq. and Joseph F. Longo. *

     10.7 Registration Rights Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and Startech Environmental Corporation. *

     10.8 Escrow Agreement dated as of September 15, 2005 by and among Startech Environmental Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq. *

     10.9 Security Agreement dated September 15, 2005 by and between Startech Environmental Corporation and Cornell Capital Partners, LP. *

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

         ----------

         * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of September 2005.


                                        STARTECH ENVIRONMENTAL CORPORATION
                                        (Registrant)

                                        BY: /S/ Joseph F. Longo
                                        -----------------------
                                        Joseph F. Longo
                                        Chief Executive Officer, President

                                        BY: /S/ Peter J. Scanlon
                                        ------------------------
                                        Peter J. Scanlon
                                        Chief Financial Officer, Vice President
                                        (Principal Financial Officer)