Form 10-K
period 2005-10-31
STARTECH ENVIRONMENTAL CORP
filed 2006-02-14
CIK 875762

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - October 31, 2005

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from                  to                  .
                                      ----------------    ----------------

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

                         15 Old Danbury Road, Suite 203
                            Wilton, Connecticut 06897
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (203) 762-2499
               -------------------------------------------------
              (Registrants telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                           Common Stock, no par value


     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [ x ]

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [ ] NO [ x ]

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

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [ x ]

     As of February 10, 2006, 18,773,367 shares of common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of February 10, 2006 was $37,171,267 based on the closing price of the common stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is incorporated by reference from portions of the Registrant's proxy statement in connection with its 2005 Annual Meeting of Stockholders. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant's proxy statement are expressly not incorporated herein by reference.

                       STARTECH ENVIRONMENTAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     Part I
Item
----

1.   Business                                                                1
2.   Properties                                                             14
3.   Legal Proceedings                                                      14
4.   Submission of Matters to a Vote of Securityholders                     14

                                Part II

5.   Market for Registrant's Common Equity and
        Related Stockholder Matters                                         15
6.   Selected Consolidated Financial Data                                   16
7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               17
7A.  Quantitative and Qualitative Disclosures About Market Risk             30
8.   Financial Statements and Supplementary Data                            30
9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                31
9A.  Controls and Procedures                                                31
9B.  Other Information                                                      32

                               Part III

10.  Directors and Executive Officers of the Registrant                     33
11.  Executive Compensation                                                 33
12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                      33
13.  Certain Relationships and Related Transactions                         33
14.  Principal Accounting Fees and Services                                 33

                                Part IV

15.  Exhibits, Financial Statement Schedules                                34

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

     By concentrating on re-positioning our Company for long-term growth, we did not achieve the sales goals we anticipated would occur in the 2003, 2004, and 2005 fiscal years. However, we believe this new way of approaching the market over time will help achieve maximum penetration in the shortest timeframe.

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

     Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers' business so they can now realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow our customers to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range approximately from $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

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

     Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials. What many would now call waste we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build own operate/build own transfer of ownership facilities, joint development projects and engineering services.

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

Power/Energy

     This segment includes projects that incorporate equipment that create power/energy products to work in conjunction with our core Plasma Converter technology. Distributed power requirements and peak power demands have identified expanded opportunities. With energy prices reaching record levels during 2005, we believe our technology will become more attractive to energy companies producers and companies that require a great deal of energy.

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

     We further delineate these markets into the following categories:

     o    Onsite Treatment - Includes:

          -    Hospitals and medical centers.
          - Industrial hazardous waste generators such as petrochemical, chemical, refining, and metals companies.
          -    Industrial hazardous waste processors.
          - Government agencies such as Department of Defense and the Department of Energy.

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

     An important part of our development of world markets is our sales network. We sell systems through independent representatives and distributors, which we believe helps keep sales costs variable and low. Representatives are paid a commission on sales. Distributors purchase systems, mark them up, and re-sell them to customers. Distributors are also responsible for supplying after sales parts and service.

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

     We manufacture modular, skid-mounted systems that are transportable in standard tri-modal containers for shipment globally.

     The Company requires down payments and progress payments to be scheduled (for direct sales and co-venture projects) so that cash flow in the manufacturing process will be positive. Startech will obtain project financing against guaranteed waste streams/tipping fees for Build, Own & Operate (BOO) projects to fund manufacturing, shipping, and installation costs before facility startup. In addition, the Company will incorporate performance insurance for BOO projects to guarantee performance on the specific waste stream to be processed as well as obtaining necessary local permits to begin operation.

     Revenues will occasionally be derived from engineering services and testing. We perform paid-for engineering services, where we believe those services may lead to equipment sales.

Primary Customer

     For the fiscal year ended October 31, 2005, 63% of our revenue was derived from the amortization of distributorship agreements established in Australia, China and Caribbean, while for the fiscal year ended October 31, 2004, 91% of our revenue was derived from Mihama Inc.

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

How The Process Works

     The basic Plasma Converter system consists of the following:

     o    In-feed System
     o    Plasma Vessel
     o    Cooling Process
     o    Filtration Process
     o    Neutralization Process


Figure 1. Process Overview of PC
          ----------------------


                               [GRAPHIC OMITTED]

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

     Our Plasma Converter that is being used for our demonstration and training unit in our Bristol, Connecticut facility continues to be a very active marketing tool in showcasing our technology to potential customers, investors, and governmental agencies. We have been proactive in utilizing this facility for training such as Eico Systems Corp. and also running some surrogate testing for specific customers. We expect testing activity to increase in 2006 as more and more companies and governmental agencies look to validate our technology for their specific applications, and also we expect to have the Mihama system up and running in 2006 which will also be available for demonstration and showcasing.

StarCell(TM) development and technology  -

     StarCell(TM) is the Company's patented hydrogen selective membrane device that separates hydrogen from Plasma Converted Gas (PCG(TM)). PCG(TM) is a synthesis-fuel gas mixture produced from processing material through the Plasma Converter. In Startech's Plasma Converter System (PCS), organic wastes and other feedstocks are dissociated and reformed to create a synthesis gas predominantly hydrogen and carbon monoxide. The synthesis gas produced in the dissociation process of these materials, particularly the hydrogen component, has an expanding commercial demand. Single step gasification and reforming of feedstocks, utilizing the PCS is one potential answer to both distributed and large scale hydrogen production. The economics of the gasification process are especially favorable when gasifying organic waste including pesticides, tires, medical waste and municipal solid waste into high purity hydrogen fuel.

     To enhance the fuel production capability of the Plasma Converter System, Startech has built upon current and past research to develop StarCell a ceramic membrane technology for the isolation and purification of Hydrogen from a mixed gas stream. This technology has far reaching applications in the emerging hydrogen economy for virtually any hydrogen purification application.

     During 2005 Startech has continued the capability of our StarCell product with DOE projects in the development and testing of varied waste streams to define and establish baseline information in the performance and yield of the StarCell membrane. We have completed the first phase of testing and have issued the technical report to DOE. During 2006 we will continue the performance evaluation of the ceramic membrane with equipment modifications and providing additional testing and independent analysis of alternative feedstocks for DOE..

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

     o Our cash position relative to other multi-national companies who may enter this field as it grows
     o Market place resistance to new technologies when dealing with the public health and safety

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

Environmental Matters

     Our customers' operations are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of regulated materials. Although our role is generally limited to the sale or leasing of its specialized technical equipment for use by our customers, there is always the risk that equipment failures could result in significant claims against us. Any claims against us could materially adversely affect our business, financial condition and results of operations as well as the price of our common stock.

Manufacturing Operations

     Our products and systems are presently being manufactured by third party vendors who build specific component parts to our specifications. Some of the manufacturing components are constructed at our 30,000 square foot manufacturing facility located in Bristol, Connecticut. We also assemble, ship and test our systems there.

Research and Development

     While the principal research and development to produce commercial Plasma Converters has been completed, we will continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have to date been entirely paid for and sponsored by the Company. We will continue to develop and design operational improvements that will be primarily in the area of the use of the Plasma Converted Gas produced by the Plasma Converter also used by StarCell. Expenditures for research and development will be geared to achieving lower costs designs and higher efficiencies consistent with our business model of offering complete systems solutions. In the year ended October 31, 2005, we expensed $337,898 for research and development compared to $353,099 in development during the year ended October 31, 2004. As we expand our research and development focus in fiscal year 2006, our efforts are expected to be devoted to the development of patentable proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen. In addition we will continue conducting ongoing tests, demonstrations and enhancements of the Plasma Converter for potential customers and governmental agencies.

Employees

     As of January 25, 2006, the Company had 18 full-time employees. Of these full-time employees, five are in engineering, one in research and development, one in manufacturing and production, four in sales and marketing and seven are in management or administrative positions. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment, and prohibiting them from competing with us. Our employees are not represented by any labor union or collective bargaining agreement, and we believe that our relations with our employees are good.

Item 2. Properties.

     Our corporate headquarters is located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897-2525 where we lease 5,800 square feet of office space from CD Station, LLC as landlord. The lease and taxes provides for monthly payments of $18,038 to December 2006, when the lease expires.

     Our Product Showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 10,800 square feet of office space from Tunxis Management as landlord. The lease provides for monthly payments of $8,166 to June 2008, when the lease expires.

     Our Manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $5,775. This lease arrangement is on a month to month basis.

     The following table lists the future lease commitments for the corporate headquarters at Wilton, Connecticut, and the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol, Connecticut:

         Year              Annual Rent
         ----              -----------

         2006              $373,753
         2007              $175,100
         2008              $122,300

Item 3. Legal Proceedings.

     There are no legal proceedings at this time.

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


   Fiscal Year Ended October 31:                 2005                                    2004
   ----------------------------                  ----                                    ----
                                        High                 Low               High                 Low
                                        ----                 ---               ----                 ---

First Quarter                        $     4.39           $     3.10       $       4.55         $      1.15
Second Quarter                       $     3.60           $     1.85       $       4.85         $      3.30
Third Quarter                        $     3.10           $     2.30       $       4.88         $      2.85
Fourth Quarter                       $     3.15           $     2.25       $       4.53         $      3.30

                                                    Closing Price

       First Quarter Ended                       High                Low
       -------------------                       ----                ---
       January 31, 2006                        $ 2.55             $ 1.75

(b)  Stockholders

     As of January 31, 2006, there were 576 holders of record of the Company's
Common Stock. This number does not include those beneficial owners whose securities are held in street name.

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

Plan Category                                (a)                         (b)                        (c)
------------------------------------------------------------------------------------------------------------------

Equity compensation plans                 1,819,500                    $3.47                       209,089
approved by security holders
Equity compensation plans not             3,245,964                    $4.29                         --
approved by security holders
------------------------------------------------------------------------------------- ----------------------------
                         Total            5,065,464                    $4.00                       209,089

Recent Sales of Unregistered Securities

     During fiscal year 2005, the Company issued a total of 5,560,682 shares of common stock. 642,944 common shares were issued for several private placements for cash proceeds of $1,589,580.

     In connection with the Cornell Capital Private Placement, the Company and its President agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the convertible notes. Such shares are to be held in escrow until all amounts due under the convertible notes are paid in full. The Company issued 900,000 shares to its President in consideration for the 900,000 shares pledged. In the event that the convertible notes are paid in full, the 900,000 shares will be returned to the Company. The Company also issued 391,304 shares of common stock valued at $990,000 as fees in connection with the Cornell Securities Purchase Agreement.

     During fiscal year 2005, the Company received cash proceeds from the exercise of stock options to purchase 15,000 shares of common stock in the amount of $22,050 and cash proceeds from the exercise of warrants to purchase 10,577 shares of common stock in the amount of $35,327.

     During fiscal year 2005, the Company issued 20,857 shares of common stock to its 401(k) plan as a matching contribution.

Item 6. Selected Financial Data.

     The selected financial data set forth below for the five years ended October 31, 2005 is derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and "Financial Statements And Supplementary Data" included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.


                                                                  Year Ended October 31,
                                  ----------------------------------------------------------------------------------------
                                      2005               2004               2003              2002                2001
                                  -------------      ------------       ------------      -------------      -------------

Net sales                         $    290,087        $1,708,7688       $     70,000       $    136,471       $  2,400,000

Loss from operations                (4,061,477)        (2,661,719)        (3,076,921)        (4,038,425)        (2,437,759)

Other income (expense)                 404,879             27,786           (344,936)           136,673            167,067

Net Loss                          ($ 3,678,788)      ($ 2,646,406)      ($ 3,421,714)      ($ 3,915,300)      ($ 2,298,480)
                                  ============       ============       ============       ============       ============

Earnings (loss) per share of
  weighted average
  shares of common stock                 (0.21)             (0.16)             (0.29)             (0.40)             (0.30)
  outstanding

Weighted average number of
  shares of
  Common stock outstanding          17,920,582         16,872,391         11,641,052          9,746,165          8,359,111

Total assets                         5,634,261          4,957,268          4,885,586          3,138,230          4,663,005

Total liabilities                    3,981,385          1,335,634          1,497,349            743,802            740,957

Long-term obligations                     --                  242              4,316             17,580             43,299

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

     Going Concern -- The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives.

     The Company has historically satisfied its capital needs primarily by the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates ("Cornell"). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures. This entire amount was funded during September and October 2005. The Standby Equity Distribution Agreement requires Cornell, at the Company's option, to purchase up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the Securities and Exchange Commission ("SEC").

     On November 22, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Purchase Agreement, the Company will sell to Mercatus an aggregate of 2,816,900 shares of common stock (the "Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Shares to Brown Brothers Herriman, the custodial bank, to tender the purchase price to the Company. The Company has not yet received any proceeds pursuant to this agreement. In connection with the Purchase Agreements, the Company will pay to e3 Energy Company a one-time finder's fee consisting of the following: (a) five year warrants to purchase shares of Common Stock for cash in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements at an exercise price per share of $3.00, which warrants shall not be exercisable for a period of one year following the date of issuance, (b) a cash fee equal to 5% of the gross proceeds raised pursuant to the Purchase Agreements, and (c) restricted shares of Common Stock in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements.

     During December 2005 the Company received $703,000 to commence manufacturing a 10 ton-per-day Plasma Converter System. The Company expects to begin manufacturing in February 2006 with the delivery scheduled for a date later in the year. The contract calls for a fixed schedule of payments to be made to the Company during the manufacturing cycle.

     If the Company is unable to raise sufficient additional capital, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Derivative Financial Instruments - Warrants and embedded conversion options are accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" and EITF 05-4, View A "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. Actual period closing common stock prices, applicable volatility rates and period close risk-free interest rates for the contractual remaining life of the contracts are key components used in the Black-Scholes valuation model.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of--Startech reviews the valuation of long-lived assets, including property and equipment and capitalized equipment, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Startech is required to assess the recoverability of long-lived assets and capitalized equipment costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

     o    significant negative industry or economic trends; and

     o    significant decline in our stock price for a sustained period.

     In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 144, when we determine that the carrying value of certain other types of long-lived assets may not be recoverable we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off.

Off-Balance Sheet Arrangements

     As of February 10, 2006, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Results of Operations

Comparison of Fiscal Years Ended 2005 and 2004

     Revenues. Our total revenues were $ 290,087 for the fiscal year ended October 31, 2005, as compared to $1,708,768 for the same period in 2004, a decrease of $ 1,418,681, or 83.0%. In Fiscal 2005, our revenues were derived primarily from the amortization of distributorships agreements established in Australia, China and the Caribbean. Additional revenues were received from Mihama for the reinstallation of our plasma system in Kobe, Japan. In fiscal 2004, we delivered to Mihama components and system modifications, as well as contracted spare parts. Additional revenue resulted from distributor agreements located in Australia and Puerto Rico.

     Gross profit. Our gross profit was $221,369, as compared to a gross profit of $1,080,012 for the fiscal year ended October 31, 2004, a decrease of $858,643, or 79.5%. The gross margins for 2005 were amortization of distributorships agreements established in Australia, China and the Caribbean. Additional revenues were received from Mihama for the reinstallation of our plasma system in Kobe, Japan. The gross margin for the fiscal year ended October 31, 2004 was a result of higher than expected margins on the components as well as the spare parts for the Mihama Project. Our margins were also positively impacted from the amortization of our distributorships.

     General and administrative expenses. Our general and administrative expenses for the fiscal year ended October 31, 2005 were $2,672,781 compared to $2,460,013 for the same period in 2004, an increase of $212,768, or 8.7%. The Company incurred increased expenses related to a financing arrangement (+35,944), higher utility expenses (+11,327), increased rents (+38,254), office expenses (+40,981), and higher stockholder relations expenses (+66,129).

     Research and development expenses. Our research and development expenses for the fiscal year ended October 31, 2005 were $337,898, compared to $353,099 for fiscal 2004, a decrease of $15,201, or 4.3%, from the same period in 2004. These decreased expenditures are a result of lower allocation expenses.

     Selling expenses. Our selling expenses for fiscal year ended October 31, 2005 were $871,246, compared to $928,619 for the same period in 2004, a decrease of $57,373, or 6.2%, for the similar period in 2004. The decreased costs in 2005 were related to lower marketing expenses and a reduction in selling expense allocation.

     Interest income. Our interest income for the fiscal year ended October 31, 2005 was $26,071, as compared to $29,491 in the same period in 2004, a decrease of $3,420, or 11.6%. The decrease is due to lower average cash balances.

     Other income. Our other income for the year ended October 31, 2005 was $454,035, as compared to $0 in the same period in 2004. The increase was a direct result of our grant proceeds received from the Department of Energy.

     Income taxes. Income taxes for the fiscal year ended October 31, 2005 were $22,189, as compared with to $12,473 in the similar period 2004. The taxes paid in 2005 and 2004 resulted from state taxes on equity requirements. We have minimal tax obligations due to the fact that we have not had profitability to this point. We have loss carryforwards of approximately $22 million to offset against future profits.

Comparison of Fiscal Years Ended 2004 and 2003

     Revenues. Our total revenues were $ 1,708,768 for the fiscal year ended October 31, 2004, as compared to $70,000 for the same period in 2003, an increase of $ 1,638,768, or 2,341.1%. In fiscal 2004, we delivered to Mihama components and system modifications, as well as contracted spare parts. Additional revenue resulted from distributor agreements located in Australia and Puerto Rico. There were no Plasma Converter Systems shipped in fiscal year 2003 and revenues were limited to testing for Concurrent Technologies Corporation ("CTC").

     Gross profit. Our gross profit was $1,080,012 for the fiscal year ended October 31, 2004, as compared to a gross profit of $21,324 for the same period in 2003, an increase of $1,058,688, or 4,964.7%. The gross margin increase for fiscal year 2004 was a result of higher than expected margins on the components as well as the spare parts for the Mihama Project. Our margins were also positively impacted from the amortization of our distributorships. The gross margin increase for fiscal year 2003 was a result of the completion of the CTC demonstration program.

     General and administrative expenses. Our general and administrative expenses for the fiscal year ended October 31, 2004 were $2,460,013, compared to $1,998,893 for the same period in 2003, an increase of $461,120, or 23.1%. This increase resulted from the higher legal fees, public relations, consulting fees, office expenses, and higher insurance costs.

     Research and development expenses. Our research and development expenses for the fiscal year ended October 31, 2004 were $353,099, compared to $310,219 in fiscal 2003, an increase of $42,880, or 13.8%, from the same period in 2003. These increased expenditures are a result of costs incurred for the preparation for the Department of Energy program as well as other internal projects.

     Selling expenses. Our selling expenses for the fiscal year ended October 31, 2004 were $928,619, compared to $789,133 for the same period in 2003, an increase of $139,486, or 17.7%, for the similar period in 2003. The increased costs in 2004 were related to the hiring of additional sales and marketing personnel, as well as travel and associated expenses relating to various marketing projects.

     Interest income. Our interest income for the fiscal year ended October 31, 2004 was $29,491, as compared to $9,220 in the similar period 2003, an increase of $20,271, or 219.8%. The increase is due to higher cash balances and higher interest rates earned on our investments resulting from the Federal Reserve raising short-term interest rates.

     Income taxes. Income taxes for the fiscal year ended October 31, 2004 were $12,473, as compared with a credit balance of $143 in the similar period 2003. The taxes paid in 2004 resulted from state taxes on equity requirements. The tax credit balance for fiscal year 2003 was a result of refunds received. We have minimal tax obligations due to the fact that we have not had profitability to this point. As of October 31, 2004, we had loss carryforwards of approximately $18.5 million to offset against future profits.

Project Update

The Mihama Plasma Converter in Japan

     The system, now owned by Mihama, has been installed in the Kobe, Japan facility and has been systemized. Startech over the past few months has dispatched our field technical teams to ensure full system operations. Mihama, Inc is presently acquiring the appropriate PCB (polychlorinated byphenyls) to initiate the testing program. As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

Poland

     The initial contracts signed in Poland are still pending project funding and remain in the financial development stage, however two of the contracts previously announced are being modified to increase their size and designated waste streams.

     - The Eko Plasma project is expanding beyond a 10 TPD into a Plasma Converter Processing Facility that will now incorporate various waste streams including both Municipal Solid Waste (MSW) and various hazardous wastes including Medical and Industrial waste from surrounding municipalities.

     - The Ekologia project previously announced will be increased from 10 TPD to 100 TPD Plasma Processing Facility that will process animal meal and hazardous waste. This Plasma Converter System will be operated to increase the selected output gas which will be sold to the neighboring chemical plant.

     The Chempol project previously announced is continuing with the initial 10 TPD Plasma Converter.

     The two 300 TPD Plasma Converter Processing Facilities contracts signed with Eco Group of America, Inc. are undergoing financing and the structuring of waste and power contracts within Poland. The contracted business entities have changed project ownership and we currently are in discussion with Eco-Group of America for contract scope modification and assignment. The project sites have been approved as initially announced and remain the same.

     Multiple new projects are being developed in Poland to process wastes ranging from MSW to Pesticides.

DOE Contract

     The DOE testing Phase I has been completed and the final technical report is being finalized for issue to DOE. Phase II testing has been approved and this effort has been initiated. This new scope will extend the project test program through 2006 and further develop the quality of the StarCell ceramic membrane technology.

Australian Contracts

     A new distributor has been established in Australia to service the markets in both New Zealand and Australia. The Distributor has initiated down-payments for their 10 TPD Plasma Converter System and has acquired a permitted facility.

     In addition, the Agreement also requires PlasmaTech to make annual purchases of Startech Plasma Converter Systems to maintain the Distributorship.

Recent Developments

Mihama Japan  -

     The system in Kobe, Japan is operational and Mihama is in the final stage to initiate PCB testing. Startech will support this testing by sending our field technicians to Kobe, Japan upon notification from Mihama that the testing will be initiated. A significant part of this effort on the part of Startech will be re-certification of the Mahama, Inc system operators.

DOE StarCell Test Program -

     During this reporting period Startech has completed the operational testing and analysis for the coal and surrogate Municipal Solid Waste (MSW) feedstocks. Detailed analysis has been conducted and reported by independent laboratories and the StarCell membrane has been performance baselined. Startech is preparing the final technical report for DOE and will be issued shortly. As indicated previously the 2nd Phase of StarCell performance testing has been approved and funded by DOE for effort in 2006. Startech has initiated this effort .

Vitech -

     The customer will be processing 20,000 pounds per day of Reverse Logistic Pharmaceuticals. Reverse Logistic Pharmaceuticals are items such as expired drugs and medications from retailers and manufacturers that must be destroyed. Vitech expects to break ground on construction and place an order for their first 10 ton per day system within six months.

GlobalTech -

     On October 3, 2005, the Company entered into an agreement with GlobalTech Environmental Incorporated ("GlobalTech") of Central, Hong Kong, with offices in Shanghai, Beijing and Changzhou in China as its exclusive distributor for the Peoples Republic of China. The Company has received $250,000 as the cash fee cash for that Distributorship. The Distributorship Agreement requires GlobalTech to purchase its first 25 ton-per-day Plasma Converter System (PCS), or larger, by June 30, 2006. The Agreement also requires GlobalTech to purchase $40 million worth of Startech Plasma Converter Systems by March 27, 2007 and also $150 million worth of Plasma Converter Systems each year for the ten years following as a minimum to maintain the Distributorship.

     GlobalTech will be managing the Distributorship with its principal operating partner the Jingu Group. Jingu is a company with diversified businesses in urban infrastructure development and planning, construction and also environmental engineering. The Jingu world headquarters is located in Changzhou, Jiangsu on the east coast of China near Shanghai.

Stock Purchase Agreement -

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the "Purchase Agreements") with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Purchase Agreements, the Company will sell to Mercatus an aggregate of 2,816,900 shares of common stock (the "Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Shares to Brown Brothers Herriman, the custodial bank, to tender the purchase price to the Company. The shares have been placed in escrow. The Company has not yet received any proceeds pursuant to this agreement.

     In connection with the Purchase Agreements, the Company will pay to e3 Energy Company a one-time finder's fee consisting of the following: (a) five year warrants to purchase shares of Common Stock for cash in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements at an exercise price per share of $3.00, which warrants shall not be exercisable for a period of one year following the date of issuance, (b) a cash fee equal to 5% of the gross proceeds raised pursuant to the Purchase Agreements, and (c) restricted shares of Common Stock in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements.

     These issuances are exempt from registration by virtue of Regulation S of the Securities Act of 1933, as amended, because Mercatus is not a U.S. Person (as defined under Regulation S), not purchasing the Shares for the account or benefit of a U.S. Person, the purchase was made in an "offshore transaction" and there were no "directed selling efforts" in the United States.

AEN-

     On December 5, 2005, the Company announced that it has formed a Strategic Alliance Agreement with Ansaldo Energia S.p.A. ("AEN"), having its principal place of business at Genova, Via Nicola Lorenzi 8, Italy, to mutually obtain commercial contracts that utilize Startech's and AEN's, resources, equipment, expertise, know-how and experience to produce sales that include their mutual capabilities.

     AEN and Startech have agreed that it is in their mutual interest to work together to produce the joint development of initiatives, both technical and commercial, for the sales of Startech's Plasma Converter Systems and/or turnkey plants incorporating Startech's proprietary technology for waste destruction and remediation, the production of energy by use of the fuel produced by Startech's technology, the development of joint R&D programs to enhance the potential of Startech's technology and the employment of AEN's financial resources.

     AEN is an energy and power generation company providing an entire power generation spectrum including, financing, manufacturing, plant engineering, full-turnkey project planning and development, engineering construction, plant operations, field service and maintenance.

     With more than a hundred years of power generation experience and an installed capacity exceeding 160,000 MW in over 90 countries, its major strengths are its global reach, a full service organization and a flexible approach to project developments. AEN is a subsidiary of the Finmecannica Group, an engineering and aerospace/defense group based in Italy.

PlasTech Solutions

     On January 3, 2006, the Company announced that Plastech Solutions, Ltd. paid $703,000 to commence manufacturing for Plastech's purchase of a 10 ton-per-day Plasma Converter System. Startech will begin manufacturing the System on February 6, 2006 with the delivery scheduled for a date later in the year. The contract calls for a fixed schedule of payments to be made to the Company during the manufacturing cycle.

     PlasTech Solutions, Ltd. of New South Wales, Australia is Startech's exclusive distributor for Australia, New Zealand and Oceana. Its $703,000 payment does not include the $250,000 that Plastech paid to the Company for the Distributorship. The Startech 10 TPD Plasma Converter in the PlasTech territory will be processing an assortment of industrial and institutional wastes.

     On February 2, 2006, the Company announced that the 10 ton-per-day Plasma Converter System for Plastech Solutions, Ltd. has been put into production. Delivery is scheduled for a date later in the year.

Effects of Inflation

     Due to the low rate of inflation there has been very little effect on the Company's net revenues for fiscal 2005.

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

     The Company had a net working capital deficiency of $1,069,350 as of October 31, 2005 and had cash and cash equivalents of $2,489,529 as of October 31, 2005.

     The Company has historically satisfied its capital needs primarily by the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates ("Cornell"). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures. This entire amount was funded during September and October 2005. The Standby Equity Distribution Agreement requires Cornell, at the Company's option, to purchase up to an aggregate of $20,000,000 of the Company's common stock, subject to certain limitations, over a two-year period commencing on the effective date of a registration statement filed with the Securities and Exchange Commission ("SEC").

     Working capital was provided primarily from private placements, the Cornell debenture, security deposits and other income that were completed in 2005, from which we raised net proceeds of $ 4,146,819 after expenses. We have and will continue to be dependent upon the deposits and progress payments from the sale of equipment and the private sale of securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the above sources as well as additional private placements, demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

     On November 22, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Purchase Agreement, the Company will sell to Mercatus an aggregate of 2,816,900 shares of common stock (the "Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Shares to Brown Brothers Herriman, the custodial bank, to tender the purchase price to the Company. The Company has not yet received any proceeds pursuant to this agreement. In connection with the Purchase Agreements, the Company will pay to e3 Energy Company a one-time finder's fee consisting of the following: (a) five year warrants to purchase shares of Common Stock for cash in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements at an exercise price per share of $3.00, which warrants shall not be exercisable for a period of one year following the date of issuance, (b) a cash fee equal to 5% of the gross proceeds raised pursuant to the Purchase Agreements, and (c) restricted shares of Common Stock in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements.

     The Company believes that continuing operations for the longer term will be supported primarily through anticipated growth in revenues and, if necessary, through additional sales of the Company's securities. Management of the Company is continuing its efforts to secure additional funds through equity and/or debt instruments. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     To date we have delivered and installed two Plasma Converters(TM), one for the demonstration phase of a U. S. Army program in 1999, and one for commercial use in Japan that was delivered in August 2001 and installed in April 2002. We had revenues of $70,000, $1,708,768 and $290,087 for each of the fiscal years ended October 31, 2003, 2004 and 2005, respectively, and our net loss for each of these periods was $3,421,714, $2,646,406 and $3,678,788, respectively. We do not expect to generate any material revenues until after we successfully complete the manufacture and installation of a significant number of Plasma Converters(TM). We expect losses to increase as a result of "business as usual" expenses over the next 6 months, as we expand our marketing efforts and demonstrate our results of operations and liquidity will be materially adversely affected and our technology to potential customers. If we are unable to increase revenues and we continue to operate at a loss, our results of operations and liquidity will be materially adversely affected and the market price of our common stock will likely decline.

We have not yet sold the Plasma Converter(TM) on a large - scale commercial basis which may limit our sales and revenue.

     We have never utilized the Plasma Converter(TM) under the conditions and in the volumes that will be required to achieve profitability nor has the Plasma Converter(TM) been utilized on a large-scale commercial basis. While we have demonstrated the Plasma Converter(TM)'s ability to process and dissociate waste feedstocks and recover resources in pilot scale and industrial-sized Plasma Converters(TM), there is no guarantee that the same or similar results could be obtained on a large-scale continuing commercial basis or on any specific project. Our success will depend, in part, on our ability to design and build systems that handle many tons of material per day and operate continuously. Our data and research to date support the fact that we will achieve results in the larger systems similar to those we have had in the smaller system we have manufactured. If the larger systems do not operate as we expect, it will significantly limit our sales and revenue, our results of operation and liquidity will be materially, adversely affected and the market price of our common stock will likely decline in value.

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

     There are limited sources of supply for some Plasma Converter(TM) components. Business disruptions, financial difficulties of the manufacturers or suppliers, or raw material shortages could increase the cost of goods sold or reduce the availability of these components. In our development to date, we have been able to obtain adequate supplies of these key components. If sales accelerate, we may experience a rapid and substantial increase in our need for components. If we are unable to obtain a sufficient supply of required components, we could experience significant delays in manufacturing, which could result in the loss of orders and customers, and could affect our business, financial condition and results of operations. Although we plan to purchase inventories of these strategic components, we may still require alternative sources if we experience delays in obtaining them. If the cost of finished components increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

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

     We believe our cash reserves, anticipated cash generated from operations and other existing sources of capital will be adequate to fund our operations for up to one year. However, we may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing will adversely affect our ability to fund operations and continue as a going concern. Financing for all of our activities to date has been provided by private sales of our securities. Additional financing may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, shareholders may incur dilution. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or otherwise limit the development, manufacture or sale of Plasma Converters (TM), which may materially affect our business, results of operations and financial condition and reduce the value of your investment.

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

     o Difficulties in collecting accounts receivable. We are a small company with limited cash resources. It may be difficult for us to recover monies owed from a domestic customer if we are forced to take legal action.

     o Protection of intellectual property. The domestic and foreign laws governing intellectual property may afford little or no effective protection of our intellectual property. Even if protected, litigation may result in substantial costs or a diversion of resources.

     Any of these risks will reduce expected revenues and may prevent us from achieving or sustaining profitability. An inability to increase revenues or become profitable may reduce the market price of our common stock.

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

     Other manufacturers of systems used to process and dispose of materials and wastes in both the private and public sectors include several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources and more manufacturing, marketing and sales experience than we do. As other technologies evolve, the Plasma Converter(TM) may be rendered obsolete. To the extent that our competitors are able to offer more cost-effective technological alternatives, our ability to compete and sell the Plasma Converter(TM) could be materially and adversely affected.

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

Our future operating results are likely to fluctuate which may cause volatility in our stock price.

     Our quarterly and annual operating revenues, expenses, and operating results may fluctuate. They have varied widely in the past, and we expect they will continue to fluctuate in the future. Fluctuations in quarterly and annual results will also adversely impact management's ability to accurately project the available revenue necessary for growing our business through internal funding. Because we have a limited operating history and our future operating results may be below the expectations of securities analysts and investors, the market price of our common stock may decline.

Our stock price fluctuates. You could lose all or part of the value of your shares of our common stock.

     The market price of our common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

     o sales of our common stock by shareholders because our business profile does not fit their investment objectives;

     o    actual or anticipated fluctuations in our operating results;

     o the operating and stock price performance of other comparable companies;

     o    developments and publicity regarding our industry; and

     o    general economic conditions.

     In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance, and could enhance the effect of any fluctuations that do relate to our operating results.

Item 7A. Qualitative and Quantitative Disclosure about Market Risk.

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item 7A.

Item 8.  Financial Statements and Supplementary Data.

     The response to this item is submitted in a separate section of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On January 21, 2005 our Board of Directors voted to approve the replacement of Kostin, Ruffkess and Co., LLC and to retain Marcum & Kliegman LLP as our independent registered public accounting firm. We have not had any disagreements with our former accounting firm on accounting and financial disclosures, nor have we had any other changes in our accountants during our three most recent fiscal years or any later interim period.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

     The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports filed with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were not effective at the "reasonable assurance" level. These controls ensure that the Company is able to collect, process and disclose the information required in the reports that the Company files with the SEC within the required time period.

Internal Controls

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and
(2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

     It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources the Company's Chief Financial Officer, a member of management, has been the only full time employee principally involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no formal segregation of duties within the accounting function, leaving management of all aspects of financial reporting and physical control of cash and equivalents in the hands of the CFO. Based on the integrity and trustworthiness of the Company's Chief Financial Officer, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets.

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and material weaknesses, under standards established by the American Institute of Certified Public Accountants. The first material weakness we identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. The second material weakness we identified is in our ability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. During the year ended October 31, 2005, we consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although we believe that these events are unique, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit and this Form 10-K for the period ended October 31, 2005. As a result, we are confident that our financial statements for the year ended October 31, 2005 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the year ended October 31, 2005 or any prior period.

Item 9B.  Other Information.

     None.

                                    PART III

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is hereby incorporated by reference from the Company's definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after October 31, 2005.

                       STARTECH ENVIRONMENTAL CORPORATION

                        Consolidated Financial Statements

                         October 31, 2005, 2004 and 2003

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 2005, 2004 and 2003







                                                                     Page
                                                                     ----
Report of Independent Registered Public Accounting Firm
Independent Auditors' Report
Consolidated balance sheets                                              F-1
Consolidated statements of operations                                    F-2
Consolidated statements of changes in stockholders' equity               F-3
Consolidated statements of cash flows                                    F-4
Supplemental Disclosure of Cash Flow Information                         F-5
Notes to consolidated financial statements                        F-6 - F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Audit Committee of the Board of Directors
Startech Environmental Corporation

We have audited the accompanying consolidated balance sheet of Startech Environmental Corporation as of October 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has no significant revenues and has incurred significant losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Marcum & Kliegman LLP



New York, NY
January 13, 2006

                               [GRAPHIC OMITTED]


                                                      Pond View Corporate Center
                                                      76 Batterson Park Road
                                                      Farmington, CT 06032

                                                      Main Line:  (860) 678-6000
                                                      Toll Free: 800-286-
                                                      KRCO
                                                      Fax:  (860) 678-6110
                                                      Web: www.kostin.com

Farmington - New London

Business Advisors and Certified Public Accountants


To the Board of Directors
Startech Environmental Corporation


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Startech Environmental Corporation as of October 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2004, and the results of its operations, changes in stockholders' equity and its cash flows for each of the two years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principals.






Farmington, Connecticut
December 15, 2004


                                       STARTECH ENVIRONMENTAL CORPORATION
                                            Consolidated Balance Sheets
                                             October 31, 2005 and 2004

                                                                            2005                   2004
                                                                       ------------           ------------
                                                    Assets
                                                    ------
Current assets:
   Cash and cash equivalents                                           $  2,489,529           $  2,401,061
   Accounts receivable                                                       56,106                   --
   Note receivable                                                             --                   50,000
   Inventory                                                                326,392                324,767
   Prepaid expenses and other current assets                                 40,008                 20,508
                                                                       ------------           ------------

Total current assets                                                      2,912,035              2,796,336

Equipment and leasehold improvements, net                                 2,141,755              1,884,512

Deferred financing costs, net                                               251,610                   --
Deferred offering costs                                                     239,595                   --
Other assets                                                                 89,266                276,420
                                                                       ------------           ------------

Total assets                                                           $  5,634,261           $  4,957,268
                                                                       ============           ============

                                        Liabilities and Stockholders' Equity
                                        ------------------------------------

Current liabilities:
   Accounts payable                                                    $    109,225           $    223,817
   Other accrued expenses                                                   363,351                335,725
   Convertible notes, net of deferred debt discount of $1,897,871           402,129                   --
   Detachable warrants                                                      819,884                   --
   Conversion option on convertible notes                                 1,098,758                   --
   Customer deposits and deferred revenue                                 1,187,796                771,777
   Capital lease - short-term                                                   242                  4,073
                                                                       ------------           ------------

      Total current liabilities                                           3,981,385              1,335,392

Capital lease payable, net of current portion                                  --                      242
                                                                       ------------           ------------

      Total liabilities                                                   3,981,385              1,335,634
                                                                       ------------           ------------

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
   none issued and outstanding                                                 --                     --
Common stock; no par value; 800,000,000 shares authorized;
   23,121,569 issued and 18,641,569 outstanding at
   October 31, 2005 and 17,560,887 issued and outstanding
   at October 31, 2004                                                   25,142,363             22,442,333
Additional paid-in-capital                                                1,742,745              1,742,745
Deferred offering costs                                                    (990,000)                  --
Accumulated deficit                                                     (24,242,232)           (20,563,444)
                                                                       ------------           ------------

      Total stockholders' equity                                          1,652,876              3,621,634
                                                                       ------------           ------------
Total Liabilities and Stockholders' Equity                             $  5,634,261           $  4,957,268
                                                                       ============           ============

          The accompanying notes are an integral part of the consolidated financial statements.



                                            STARTECH ENVIRONMENTAL CORPORATION
                                          Consolidated Statements of Operations
                                   For The Years Ended October 31, 2005, 2004 and 2003


                                                                                Year Ended October 31,
                                                                                ----------------------

                                                                     2005                2004                2003
                                                                 ------------        ------------        ------------

Revenue                                                          $    290,087        $  1,708,768        $     70,000

Cost of sales                                                          68,718             628,756              48,676
                                                                 ------------        ------------        ------------

Gross profit                                                          221,369           1,080,012              21,324
                                                                 ------------        ------------        ------------


Operating Expenses:
Selling expenses                                                      871,246             928,619             789,133
Research and development expenses                                     337,898             353,099             310,219
General and administrative expenses                                 2,672,781           2,251,881           1,802,160
Abandoned project costs                                               187,154                --                  --
Depreciation and amortization expenses                                213,767             208,132             196,733
                                                                 ------------        ------------        ------------
Total operating expenses                                            4,282,846           3,741,731           3,098,245
                                                                 ------------        ------------        ------------

Loss from operations                                               (4,061,477)         (2,661,719)         (3,076,921)

Other income (expense):
  Interest income                                                      26,071              29,491               9,220
  Interest expense                                                    (18,512)             (1,705)             (6,926)
  Amortization of deferred financing costs                            (35,944)               --                  --
  Amortization of deferred debt discount                             (271,124)               --                  --
  Change in value of warrants and conversion option                   250,353                --                  --
  Other Income                                                        454,035                --                (1,178)
  Management restructuring                                               --                  --              (346,052)
                                                                 ------------        ------------        ------------
     Total other income(expense)                                      404,879              27,786            (344,936)
                                                                 ------------        ------------        ------------

Income tax (benefit) expense                                           22,190              12,473                (143)
                                                                 ------------        ------------        ------------

Net loss                                                         ($ 3,678,788)       ($ 2,646,406)       ($ 3,421,714)
                                                                 ============        ============        ============

Per share data:
Net loss per share-basic and diluted                             ($      0.21)       ($      0.16)       ($      0.29)
                                                                 ============        ============        ============
Weighted average common shares outstanding-basic and diluted       17,920,582          16,872,391          11,641,052
                                                                 ============        ============        ============

              The accompanying notes are an integral part of the consolidated financial statements.



                                             STARTECH ENVIRONMENTAL CORPORATION
                                 Consolidated Statements of Changes in Stockholders' Equity
                                      For the Years Ended October 31, 2005, 2004 and 2003


                                                             Preferred
                                                               Shares              Amount        Common Shares            Amount
                                                            ------------        ------------     -------------         -------------

Balance, October 31, 2002                                         36,655        $    356,553          10,293,392       $ 14,790,453
Preferred shares converted to common shares                      (33,010)           (330,100)            177,702            330,100
Shares issued for 401(k) plan                                       --                  --                69,848             74,268
Shares issued for cash                                              --                  --             5,593,180          4,341,256
Net loss                                                            --                  --                  --                 --
                                                            ------------        ------------        ------------       ------------
Balance, October 31, 2003                                          2,645              26,453          16,134,122         19,536,077




Shares issued for 401(k) plans                                      --                  --                16,060             62,932
Shares issued for cash                                            (2,645)            (26,453)          1,232,080          2,506,461
Preferred shares converted to common
shares                                                              --                  --                12,853             26,453
Shares issued for services rendered                                 --                  --                13,772             45,000
Exercise of stock options                                           --                  --               152,000            275,560
Stock subscription receivable                                       --                  --                  --              (10,150)
Net loss                                                            --                  --                  --                 --
                                                            ------------        ------------        ------------       ------------
Balance, October 31, 2004                                           --                  --            17,560,887         22,442,333




Issuance of common stock for cash                                   --                  --               642,944          1,589,580
Shares issued for 401(k) plans                                      --                  --                20,857             63,073
Exercise of stock options                                           --                  --                15,000             22,050
Exercise of warrants                                                --                  --                10,577             35,327
Issuance of common stock in connection
   with securities agreement                                        --                  --               391,304            990,000
Issuance of common stock to be held in escrow                       --                  --             4,480,000               --
Net loss                                                            --                  --                  --                 --
                                                            ------------        ------------        ------------       ------------
Balance, October 31, 2005                                           --                  --            23,121,569       $ 25,142,363
                                                            ============        ============        ============       ============

                                                        Continued on following page.


                                             STARTECH ENVIRONMENTAL CORPORATION
                                 Consolidated Statements of Changes in Stockholders' Equity
                                      For the Years Ended October 31, 2005, 2004 and 2003


                                                                                                                    Total
                                                        Additional      Deferred           Accumulated          Stockholders
                                                     Paid-In Capital   Offering Costs        Deficit               Equity
                                                     ---------------   --------------      ------------         -----------

Balance, October 31, 2002                             $  1,742,745      $       --         $(14,495,324)      $  2,394,428
Preferred shares converted to common shares                   --                --                 --                 --
Shares issued for 401(k) plan                                 --                --                 --               74,268
Shares issued for cash                                        --                --                 --            4,341,256
Net loss                                                      --                --           (3,421,714)        (3,421,714)
                                                      ------------      ------------       ------------       ------------
Balance, October 31, 2003                                1,742,745              --          (17,917,038)         3,388,237




Shares issued for 401(k) plans                                --                --                 --               62,932
Shares issued for cash                                        --                --                 --            2,506,461
Preferred shares converted to common shares                   --                --                 --                 --
Shares issued for services rendered                           --                --                 --               45,000
Exercise of stock options                                     --                --                 --              275,560
Stock subscription receivable                                 --                --                 --              (10,150)
Net loss                                                      --                --           (2,464,406)        (2,646,406)
                                                      ------------      ------------       ------------       ------------
Balance, October 31, 2004                                1,742,745              --          (20,563,444)         3,261,634




Issuance of common stock for cash                             --                --                 --            1,589,580
Shares issued for 401(k) plans                                --                --                 --               63,073
Exercise of stock options                                     --                --                 --               22,050
Exercise of warrants                                          --                --                 --               35,327
Issuance of common stock in connection
  with securities agreement                                   --            (990,000)              --                 --
Issuance of common stock to be held in escrow                 --                --                 --                 --
Net loss                                                      --                --           (3,678,788)        (3,678,788)
                                                      ------------      ------------       ------------       ------------
Balance, October 31, 2005                             $  1,742,745      $   (990,000)      $(24,242,232)      $  1,652,876
                                                      ============      ============       ============       ============


                      The accompanying notes are an integral part of the consolidated financial statements.




                                       STARTECH ENVIRONMENTAL CORPORATION
                                      Consolidated Statements of Cash Flows
                                 For The Years Ended October 31, 2005, 2004 and 2003

                                                                           Year Ended October 31,
                                                                           ----------------------

                                                             2005                  2004                 2003
                                                          -----------          -----------          ------------
Cash flows from operating activities:
   Net loss                                               $(3,678,788)         $(2,646,406)         $(3,421,714)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Stock based compensation                                    --                 45,000                 --
     Abandonment of projects                                  187,154                 --                   --
     Gain on sale of assets                                      --                   --                   (193)
     401(k) match through issuance
       of common shares                                        63,073               62,932               74,268
     Depreciation and amortization                            213,767              208,132              196,733
     Amortization of deferred financing costs                  35,944                 --                   --
     Amortization of deferred debt discount                   271,124                 --                   --
     Change in value of warrants and
        conversion option                                    (250,353)                --                   --
Changes in operating assets and liabilities
        Accounts receivable                                   (56,106)                --                290,000
        Note receivable                                        50,000                 --                   --
        Prepaid expense and other current assets              (19,500)              (2,735)               4,607
        Inventory                                              (1,625)            (264,178)             (46,342)
        Other assets                                             --                   --                (27,664)
        Accounts payable                                     (114,592)             183,650             (219,949)
        Customer deposits                                     416,019             (318,223)             920,000
        Accrued expenses                                       27,626              (61,147)              95,651
                                                          -----------          -----------          -----------
Net cash used in operating activities                      (2,856,257)          (2,792,975)          (2,134,603)
                                                          -----------          -----------          -----------

Cash flows used in investing activities:
     Proceeds from sale of asset                                 --                   --                  5,593
Purchase of equipment                                        (471,010)            (163,398)             (74,242)
                                                          -----------          -----------          -----------
Net cash used in investing activities                        (471,010)            (163,398)             (68,649)
                                                          -----------          -----------          -----------

Cash flows from financing activities:
   Proceeds from options, warrants
   and common stock issuance                                1,646,957            2,771,871            4,341,256
   Proceeds from convertible debenture                      2,300,000                 --                   --
Offering costs related to equity line of credit              (239,595)                --                   --
Capitalized financing costs                                  (287,554)                --                   --
Repayment of capital lease payable                             (4,073)             (15,995)             (45,767)
                                                          -----------          -----------          -----------
Net cash provided by financing activities                   3,415,735            2,775,876            4,295,489
                                                          -----------          -----------          -----------

Net (decrease) increase in cash and cash
equivalents                                                    88,468             (200,497)           2,092,237

Cash and cash equivalents, beginning                        2,401,061            2,601,558              509,321
                                                          -----------          -----------          -----------

Cash and cash equivalents, ending                         $ 2,489,529          $ 2,401,061          $ 2,601,558
                                                          ===========          ===========          ===========

             The accompanying notes are an integral part of the consolidated financial statements.




Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash paid during the period for:
--------------------------------

Interest                                             $          238          $        1,705          $  6,926
                                                     ==============          ==============          ========

Taxes                                                $       22,190          $        6,050          $   --
                                                     ==============          ==============          ========




Non-Cash Investing and Financing Activities:

Common stock issued for services                     $         --            $       45,000          $   --
                                                     ==============          ==============          ========

Preferred stock converted to common stock            $         --            $       26,453          $330,100
                                                     ==============          ==============          ========

Equipment acquired through capital lease             $         --            $         --            $  3,612
                                                     ==============          ==============          ========

Common stock issued for deferred
     offering costs                                  $      990,000          $         --            $   --
                                                     ==============          ==============          ========


              The accompanying notes are an integral part of the consolidated financial statements.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

Note 1 - Organization and Basis of Presentation:
------------------------------------------------

Company's Activities

     Startech Environmental Corporation (the "Company") is an environmental technology corporation dedicated to the development, production and marketing of low cost waste minimization, resource recovery, and pollution prevention systems that convert waste into valuable commodities.

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

Note 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

Going Concern
-------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has no significant revenue, suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company's ability to continue as a going concern..

     The Company has historically satisfied its capital needs primarily by the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates ("Cornell"). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures. This entire amount was funded during September and October 2005. The Standby Equity Distribution Agreement requires Cornell, at the Company's option, to purchase up to an aggregate of $20,000,000 of the Company's common stock, subject to certain limitations as discussed in Note 6, over a two-year period commencing on the effective date of a registration statement filed with the Securities and Exchange Commission ("SEC").

     Management of the Company is continuing its efforts to secure additional funds (see Note 15) through equity and/or debt instruments. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation
---------------------------

     The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

Revenue Recognition
-------------------

     The Company recognizes revenue on the sale of its manufactured products at the date of shipment. Revenues earned from consulting and design services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over a three year period. For the years ended October 31, 2005, 2004 and 2003 revenue consisted of the following:

                                        2005         2004         2003
                                     ----------   ----------   ----------

       Manufactured parts            $   56,106   $1,310,620   $   70,000
       Services and training             52,083      131,655         --
       Distributorships                 181,898      266,493         --
                                     ----------   ----------   ----------
                             Total   $  290,087   $1,708,768   $   70,000
                                     ==========   ==========   ==========


Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include useful life of equipment and leasehold improvement and valuation of derivative instruments. These estimates and assumptions are based on management's judgment and available information, and consequently, actual results could differ from these estimates.

Reclassifications
-----------------

     Certain reclassifications have been made to the fiscal 2004 and 2003 financial statements to conform to the presentation used in the fiscal 2005 financial statements. The reclassifications had no effect on stockholders' equity or net losses as previously reported.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid instruments, with a maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable
-------------------

     Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and an allowance for doubtful accounts is recorded accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Inventory
---------

     Inventory consists of raw materials and is stated at lower of cost or market. Cost is determined by the first-in, first-out method.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

Equipment and Leasehold Improvements
------------------------------------

     Equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years. Expenditures for major additions and betterments which extend the useful lives of the equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Financing Costs
------------------------

     Costs incurred in conjunction with the convertible notes payable have been capitalized and will be amortized over the term of the notes.

Deferred Offering Costs
-----------------------

     Costs were incurred in conjunction with the Standby Equity Distribution Agreement (Note 6). Such costs will be applied to proceeds received under the agreement. In the event that the Company determines that they do not expect to receive any proceeds under the agreement, such costs will be expensed.

Research and Development
------------------------

     The Company charges all costs incurred to establish the feasibility of a product or enhancements to research and development expense in the period incurred. During the years ended October 31, 2005, 2004 and 2003, the Company incurred research and development expenses of $337,898, $353,099 and $310,219, respectively.

Income Taxes
------------

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company has had recurring net losses and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Stock Based Compensation
------------------------

     Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock, as determined by the board of directors, on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123, requires the disclosure of the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:


                                               2005      2004     2003
                                               ----      ----     ----
     Risk-free interest rate range         2.89%-4.57%   4.21%    4.24%
     Expected life of options -- years         5.63      6.84     10.00
     Expected stock price volatility           81%        98%      76%
     Expected dividend yield                   N/A        N/A      N/A


     The estimated fair value of options granted is amortized to expense over the option vesting periods.

     The following table illustrates the pro forma effects on net loss and net loss per common share for the years ended October 31, 2005, October 31, 2004 and October 31, 2003 as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation issued to employees.

                                                              FOR THE YEAR ENDED OCTOBER 31,
                                                        -----------------------------------------
                                                            2005           2004           2003
                                                        -----------    -----------    -----------
Net loss- as reported                                   $(3,678,788)   $(2,646,406)   $(3,421,714)
Deduct: Stock-based employee compensation expense
determined under the fair-value method for all awards      (539,430)      (464,100)       (76,000)
                                                        -----------    -----------    -----------

Net loss- pro forma                                     $(4,218,218)   $(3,110,506)   $(3,497,714)
                                                        ===========    ===========    ===========
Net loss per share- as reported (basic and diluted)     $      (.21)   $      (.16)   $      (.29)
                                                        ===========    ===========    ===========
Net loss per share - pro forma (basic and diluted)      $      (.24)   $      (.18)   $      (.30)
                                                        ===========    ===========    ===========

Net Loss Per Share of Common Stock
----------------------------------

     Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible notes of 6,315,464, 4,597,991 and 3,754,286 at October 31, 2005, October 31, 2004 and
October 31, 2003, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

Recently Issued Accounting Pronouncements
-----------------------------------------

     In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) the resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27,,"Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

     In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

     The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument that Becomes Convertible upon the Issuer's Exercise of a Call Option" that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The application of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.

     In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. See Note 5 with respect to the impact of this pronouncement on the Company's consolidated financial statements.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt EITF No. 05-7 as of the beginning of the Company's interim reporting period that begins on February 1, 2006. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

     In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after March 2004. Adoption of this pronouncement did not impact on the Company's consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the IASB IAS No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated earnings.

     In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities as of the beginning of the Company's interim reporting period of the first fiscal year that begins on or after June 15, 2005. The transitional provisions of SFAS No. 123R will not have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to October 31, 2005. The Company will utilize the fair value method for any future instruments after the implementation date.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

Note 3 - Equipment and Leasehold Improvements:
----------------------------------------------

Equipment and leasehold improvements consist of the following:

                                      Useful Life
                                       (In years)       2005            2004
                                       ----------       ----            ----

Computer equipment                        3-5        $   236,851    $   190,981
Equipment                                 7-15         2,043,725      1,908,639
Furniture and fixtures                    3-7            144,383        144,383
Leasehold improvements                    4-7            108,096        108,096
Other                                     4-7             23,625         23,625
                                                     -----------    -----------
                                                       2,556,680      2,375,724
Less: accumulated depreciation                        (1,010,926)      (797,160)
                                                     -----------    -----------
                                                       1,545,754      1,578,564
Construction in progress                                 596,001        305,948
                                                     -----------    -----------
Total equipment and leasehold improvements           $ 2,141,755    $ 1,884,512
                                                     ===========    ===========


     Construction in progress includes the costs of constructing the Company's proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service.

     Depreciation expense totaled $213,767, $208,132, and $196,733 for the years ended October 31, 2005, 2004 and 2003, respectively.

Note 4 - Other Assets:
----------------------

Other assets consist of the following:

                                                2005           2004
                                              --------       --------

Security deposit                              $ 69,569       $ 69,569
Project costs                                   19,697        206,851
                                              --------       --------
                                              $ 89,266       $276,420
                                              ========       ========

     During September 2005, the Company abandoned its project in South Africa due to political pressures and wrote off costs in the amount of $187,154.

Note 5 - Convertible Note:
--------------------------

     On September 15, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners. The Securities Purchase Agreement provides for Cornell Capital Partners to purchase up to $2,300,000 of secured convertible debentures of which $1,150,000 was funded within five business days of the date of the Securities Purchase Agreement and the balance was funded on October 19, 2005. The Debentures, mature September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. The Company can prepay the debentures at anytime upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The debentures are secured by substantially all of the Company's assets and shares of common stock as discussed below.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     The Securities Purchase Agreement requires the Company to file a registration statement within 30 days of the date of the agreement and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the agreement.

     The debentures are convertible by Cornell Capital Partners at any time at a conversion price of $1.84 per share of common stock.

     In connection with the issuance of the debentures, the Company issued to Cornell Capital Partners a warrant to purchase 650,000 shares of the Company's common stock for a period of three years with an exercise price per share of $2.53.

     The gross proceeds of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option was accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the year ended October 31, 2005, the Company reflected a gain of $250,353 representing a change in the value of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over a period of one year. Accordingly, the Company recorded a charge $271,124 for the year ended October 31, 2005.

     The Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the convertible note. These fees have been recorded as deferred financing costs and charged to interest expense through the maturity date of the debentures. Amortization expense for the year ended October 31, 2005 amounted to $35,944.

     In connection with the Securities Purchase Agreement, the Company and its President agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the convertible notes. Such shares are to be held in escrow until all amounts due under the convertible notes are paid in full. The Company has issued 900,000 shares of restricted common stock to its President in place of the shares of common stock being pledged pursuant to the Escrow Agreement. These shares will be held in escrow and will only be released to the President in the event any of the pledged shares are forfeited or released pursuant to the terms of the Escrow Agreement.

Note 6 - Stockholders' Equity:
------------------------------

Preferred Stock
---------------

     During the fiscal year ended October 31, 2003, 33,010 preferred shares were converted to 177,702 common shares.

     During the fiscal year ended October 31, 2004, 2,645 preferred shares were converted to 12,853 common shares.

Common Stock
------------

     During the fiscal year ended October 31, 2003, the Company completed several private placements of its securities pursuant to which the Company issued an aggregate of 5,593,180 shares of its unregistered common stock at average price of $0.79 per share, resulting in aggregate net proceeds of $4,341,256 after commissions of $44,600 and expenses of $16,625.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     During the fiscal year ended October 31, 2003, the Company, in accordance its 401(k) plan, issued 69,848 common shares valued at $74,268 to its employees as a matching contribution.

     During the fiscal year ended October 31, 2004, the Company completed two private placements of its securities totaling an aggregate of 1,232,080 shares of its unregistered common stock at average price of $2.10 per share, resulting in aggregate net proceeds of $2,506,461 after expenses of $85,000.

     During the fiscal year ended October 31, 2004, the Company, in accordance its 401(k) plan, issued 16,060 common shares valued at $62,932 to its employees as a matching contribution.

     During the fiscal year ended October 31, 2004, the Company issued 13,772 common shares valued at $45,000 to a public relations consultant for services rendered.

     During the fiscal year ended October 31, 2004, employees exercised options to purchase 152,000 common shares, resulting in net proceeds of $275,560.

     On November 4, 2004, the Company issued 204,778 shares of the Company's common stock to one institutional investor at a price per share of $2.93 for gross proceeds of $600,000.

     On December 8, 2004, the Company issued 70,930 shares of the Company's common stock to one accredited investor at a price per share of $3.44 for gross proceeds of $244,000.

     On May 26, 2005, the Company issued 101,010 shares of the Company's common stock to one institutional investor at a price per share of $1.93 per share for gross proceeds of $200,000.

     On June 7, 2005, the Company completed a private placement with one accredited investor and issued 25,000 shares of common stock at a price per share of $2.30.

     On June 10, 2005, the Company completed a private placement with one accredited investor and issued 15,000 shares of common stock at a price per share of $1.85.

     On June 29, 2005, the Company completed a private placement with one accredited investor and issued 96,153 shares of common stock at a price per share of $2.08.

     On August 11, 2005, the Company completed a private placement with one accredited investor and issued 92,572 shares of common stock at a price per share of $2.03.

     On September 16, 2005 the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement with Cornell Capital Partners and its affiliates (collectively referred to as "Cornell"). The Standby Equity Distribution Agreement ("Agreement") requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The Company issued to Cornell 386,956 shares of the Company's common stock a valued at $979,000 as a fee for entering into the Agreement and issued 4,348 shares valued at $11,000 to the placement agent. In addition the Company incurred legal and various other costs of $239,595 in connection with this transaction. These costs have been charged to deferred offering costs. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fess aggregating $25,000. The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     On September 20, 2005, the Company completed a private placement with one accredited investor and issued 37,500 shares of common stock at a price per share of $1.88.

Warrants
--------

     As it relates to the private placement that took place January 2003, 882,353 warrants were issued at a price of $1.80 per share. These warrants will expire in January 2006.

     In connection with the private placement transaction dated November 4, 2004, the Company issued warrants to purchase 204,778 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 68,259 warrants to purchase shares of common stock at a price of $5.71 per share. Pursuant to the second tranche the Company issued an aggregate 68,259 warrants to purchase shares of common stock at a price of $7.71 per share. Pursuant to the third tranche, the Company issued an aggregate of 68,259 warrants to purchase shares of common stock at a price of $9.91 per share. Each tranche is scheduled to expire on November 1, 2007. None of these warrants have been exercised.

     In connection with the private placement transaction dated December 8, 2004, the Company issued warrants to purchase 70,930 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 23,643 warrants to purchase shares of common stock at a price of $5.95 per share. Pursuant to the second tranche the Company issued an aggregate 23,643 warrants to purchase shares of common stock at a price of $7.95 per share. Pursuant to the third tranche, the Company issued an aggregate of 23,543 warrants to purchase shares of common stock at a price of $9.95 per share. Each tranche is scheduled to expire on December 8, 2007. None of these warrants have been exercised.

     In connection with the private placement transaction dated May 26, 2005, the Company issued warrants to purchase 101,010 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 33,670 warrants to purchase shares of common stock at a price of $4.50 per share. Pursuant to the second tranche the Company issued an aggregate 33,670 warrants to purchase shares of common stock at a price of $6.50 per share. Pursuant to the third tranche, the Company issued an aggregate of 33,670 warrants to purchase shares of common stock at a price of $8.50 per share. Each tranche is scheduled to expire on May 26, 2008. None of these warrants have been exercised.

     In connection with the private placement transaction dated June 7, 2005, the Company issued warrants to purchase 37,500 shares of common stock. at a price of $3.20 per share. These warrants are set to expire on June 7, 2008. None of these warrants have been exercised.

     In connection with the private placement transaction dated June 10, 2005, the Company issued warrants to purchase 15,000 shares of common stock. Pursuant to the agreement the Company issued an aggregate of 15,000 warrants to purchase shares of common stock at a price of $3.31 per share. These warrants are set to expire on June 10, 2008. None of these warrants have been exercised.

     In connection with the private placement transaction dated June 29, 2005, the Company issued warrants to purchase 96,153 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 32,051 warrants to purchase shares of common stock at a price of $4.63 per share. Pursuant to the second tranche the Company issued an aggregate 32,051 warrants to purchase shares of common stock at a price of $6.63 per share. Pursuant to the third tranche, the Company issued an aggregate of 32,051 warrants to purchase shares of common stock at a price of $8.63 per share. Each tranche is scheduled to expire on June 29, 2008. None of these warrants have been exercised.

     In connection with the private placement transaction dated August 11, 2005, the Company issued warrants to purchase 92,572 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 30,857 warrants to purchase shares of common stock at a price of $4.57 per share. Pursuant to the second tranche the Company issued an aggregate of 30,857 warrants to purchase shares of common stock at a price of $6.57 per share. Pursuant to the third tranche the Company issued an aggregate

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

of 30,858 warrants to purchase shares of common stock at a price of $8.57 per share. Each tranche is scheduled to expire on September 6, 2008. None of these warrants have been exercised.

     In connection with the private placement transaction dated September 15, 2005, the Company issued warrants to purchase 650,000 shares of common stock at a price of $2.53 per share. These warrants are scheduled to expire on September 15, 2008. None of these warrants have been exercised as of this time.

     In connection with the private placement transaction dated September 20, 2005, the Company issued warrants to purchase 37,500 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 12,500 warrants to purchase shares of common stock at a price of $4.38 per share. Pursuant to the second tranche the Company issued an aggregate 12,500 warrants to purchase shares of common stock at a price of $6.38 per share. Pursuant to the third tranche, the Company issued an aggregate of 12,500 warrants to purchase shares of common stock at a price of $8.38 per share. Each tranche is scheduled to expire on September 20, 2008. None of these warrants have been exercised as of this time. The average warrant price of all warrants outstanding is $4.29 per share.

     A summary of warrant activity is as follows:

                                             Number of      Weighted Average
                                             Warrants        Exercise Price
                                             ---------       --------------

Outstanding, October 31, 2002                1,324,433          $    6.83
Granted                                        882,353          $    1.80
Exercised                                         --            $    --
Forfeited                                         --            $    --
                                            ----------          ---------

Outstanding, October 31, 2003                2,206,786          $    4.82
Granted                                      1,058,169          $    5.89
Exercised                                         --            $    --
Forfeited                                     (396,464)         $   15.00
                                            ----------          ---------

Outstanding, October 31, 2004                2,868,491          $    3.81
Granted                                      1,305,442          $    4.68
Exercised                                      (10,577)         $    3.34
Forfeited                                     (917,392)         $    3.34
                                            ----------          ---------

Outstanding, October 31, 2005                3,245,964          $    4.29
                                            ==========          =========

Exercisable, October 31, 2005                3,245,964          $    4.29
                                            ==========          =========

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     The following table summarizes warrant information as of October 31, 2005:

                                    Warrants Outstanding
            --------------------------------------------------------------------
                  Number              Weighted Average             Number
Exercise        Outstanding               Remaining              Exercisable
 Prices     At October 31, 2005   Contractual Life (years)   At October 31, 2005
 ------     -------------------   ------------------------   -------------------
 $ 1.80           882,353                   0.03                  882,353
 $ 2.53           650,000                   2.83                  650,000
 $ 3.20            37,500                   2.75                   37,500
 $ 3.31            15,000                   2.75                   15,000
 $ 4.38            12,500                   4.80                   12,500
 $ 4.50            33,670                   2.50                   33,670
 $ 4.57            30,858                   2.83                   30,858
 $ 4.63            32,051                   2.50                   32,051
 $ 4.89           352,723                   2.85                  352,723
 $ 5.71            68,259                   2.00                   68,259
 $ 5.89           352,723                   2.65                  352,723
 $ 5.95            23,643                   2.20                   23,643
 $ 6.38            12,500                   3.00                   12,500
 $ 6.50            33,670                   2.50                   33,670
 $ 6.57            30,857                   2.83                   30,857
 $ 6.63            32,051                   2.50                   32,051
 $ 6.89           352,723                   2.85                  352,723
 $ 7.71            68,259                   2.00                   68,259
 $ 8.05            23,643                   2.20                   23,643
 $ 8.38            12,500                   3.00                   12,500
 $ 8.50            33,670                   2.50                   33,670
 $ 8.57            30,857                   2.83                   30,857
 $ 8.63            32,052                   2.50                   32,052
 $ 9.71            68,259                   2.00                   68,259
 $ 10.05           23,643                   2.20                   23,643
                ---------                                       ---------
                3,245,964                                       3,245,964
                =========                                       =========


Note 7 - Stock Option Plans:
----------------------------

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

     During the years ending October 31, 2005, 2004 and 2003, there were no options granted under the 1995 plan. As of October 31, 2005, 8,089 options were available to be granted and 1,212,500 options were outstanding, all of which were exercisable and vested.

2000 Stock Option Plan
----------------------

     The Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the Company's board of directors in January 2000 and was approved by the Company's stockholders in February 2000. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of the Company's common stock.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     The 2000 plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-statutory stock options. The Company's officers, directors, employees and consultants, and employees and consultants of the Company's majority-owned affiliated companies, are eligible to receive awards under the 2000 plan.

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

     The 2000 Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No incentive stock options may be granted on or after February 1, 2010, nor shall such options remain valid beyond ten years following the date of grant. Fifty percent of these options vest at the time of the grant and the other 50% will vest six months after the date of grant and expire not more than ten years from the date of grant.

     The 2000 plan is administered by the Company's compensation committee. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2000 plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the 2000 plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The committee has the right to alter the terms of any option when granted or while outstanding, pursuant to the terms of the 2000 plan, except the option price.

     All options automatically become exercisable in full in the event of a change in control, as defined in the 2000 plan, death or disability of the option holder or as decided by the compensation committee. Upon retirement, options held at least one year become exercisable in full. If an option holder's employment with the Company is terminated for any reason, except death, disability or retirement, the option holder has three months in which to exercise an option, but only to the extent exercisable immediately after termination, unless the option by its terms expires earlier. Termination or other changes in employment status may affect the exercise period.

     A summary of activity under the stock option plans is as follows:

                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                  ---------      --------------

     Outstanding, October 31, 2002                1,479,500        $   5.29
     Granted                                        100,000        $   1.10
     Exercised                                         --              --
     Forfeited                                      (15,000)       $   2.03
                                                  ---------

     Outstanding, October 31, 2003                1,564,500        $   5.07
     Granted                                        130,000        $   3.98
     Exercised                                      152,000        $   1.81
     Forfeited                                         --              --
                                                  ---------

     Outstanding, October 31, 2004                1,542,500        $   2.14
     Granted                                        402,000        $   2.52
     Exercised                                       15,000        $   1.47
     Forfeited                                     (110,000)       $   2.85
                                                  ---------

     Outstanding, October 31, 2005                1,819,500        $   3.47
                                                  =========        ========

     Exercisable, October 31, 2005                1,686,000        $   3.47
                                                  =========        ========

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     The following table summarizes stock option information as of October 31, 2005:

                                     Options Outstanding
                 ------------------------------------------------------------
      Exercise          Number         Weighted Average         Number
       Prices        Outstanding          Remaining           Exercisable
                 At October 31, 2005   Contractual Life   At October 31, 2005
                 -------------------   ----------------   -------------------
        $.93             20,000               6.90               20,000
        $1.37             1,666               8.10                1,666
        $2.03           127,000               5.90              127,000
        $2.30            30,000               9.40               30,000
        $2.40           267,000               9.75              133,500
        $2.70            75,000               9.20               75,000
        $3.00             3,000               6.10                3,000
        $3.10            10,000               7.90               10,000
        $3.30            15,000               9.45               15,000
        $3.50             5,000               9.00                5,000
        $4.15             5,000               9.30                5,000
        $4.20            48,334               9.25               48,334
        $5.00            10,000               3.80               10,000
        $5.63           307,500               4.90              307,500
        $6.00           835,000               3.80              835,000
        $6.88            20,000               4.00               20,000
        $7.13            15,000               4.50               15,000
        $9.00            25,000               4.54               25,000
                      ---------               ----            ---------

        Total         1,819,500               5.63            1,686,000
                      =========               ====            =========

Note 8 - Sales Concentrations:
------------------------------

     During the year ended October 31, 2005, the majority of the Company's revenues were derived from three major customers. Revenues from these customers were approximately $66,000 (23%), $66,000 (23%), and $91,000 (31%) respectively.
As of October 31, 2005 the Company had no accounts receivable due from these customers.

     During the year ended October 31, 2004, the majority of the Company's revenues were derived from three major customers. Revenues from these customers were approximately $1,543,379 (90%), $82,694 (5%), and $82,694 (5%)
respectively.

     During the year ended October 31, 2003, all the Company's revenues were derived from one customer. Revenues from this customer were $70,000.

Note 9 - Income Taxes:
----------------------

     The reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows:

                                                       Year Ended October 31,
                                                    --------------------------
                                                    2005       2004       2003
                                                    ----       ----       ----
     Statutory federal income tax rate (benefit)  (34.00)%   (34.00)%   (34.00)%
     Nondeductible expenses:
     Depreciation                                  (1.70)     (2.70)     (5.70)
     Increase in valuation allowance               35.70      36.70      39.70
                                                   -----      -----      -----
     Effective tax rate                            0.00%      0.00%      0.00%
                                                   =====      =====      =====

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company's deferred tax assets are as follows:

                                                Year Ended October 31,
                                       --------------------------------------
     Deferred tax asset:                   2005          2004          2003
                                       ----------    ----------    ----------
     Depreciation                        (366,000)     (345,000)     (297,000)
     Net operating loss carryforward    7,586,000     6,321,000     5,400,000
                                       ----------    ----------    ----------
     Net deferred tax asset             7,220,000     5,976,000     5,103,000
     Less: valuation allowance         (7,220,000)   (5,976,000)   (5,103,000)
                                       ----------    ----------    ----------
     Net deferred tax asset                  --            --            --
     Increase in valuation allowance    1,244,000       873,000       101,000
                                       ==========    ==========    ==========

     Due to the uncertainty surrounding the realization of the benefits of the net operating loss carryforwards, the Company provided a valuation allowance for the entire amount of the deferred tax asset at October 31, 2005, 2004 and 2003. At October 31, 2005, the Company had net operating loss carryforwards of approximately $22,000,000 which expire at various dates through 2025.

Note 10 - Capital Lease Payable:
--------------------------------

     The Company has various capital leases for computer equipment. The term of the leases range from 36 to 48 months, with principal and interest due in aggregate monthly installments of $860, at interest rates ranging from 13.75% to 16.98%. The equipment was capitalized at $19,503 and is being depreciated over five years. At October 31, 2005 one lease remained open for $3,612 of computer equipment, with accumulated depreciation of $2,047. Depreciation expense for the year ended October 31, 2005 was $3,900. The lease, which matures in February 2006 has remaining payments of $242.

Note 11 - Operating Leases:
---------------------------

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases expiring between 2005 and 2008.

     The Company's corporate headquarters is located at 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897 where the Company leases 5,800 square feet of office space from CD Station, LLC as landlord. The lease and taxes provides for monthly payments of $18,038 to December 2006, when the lease expires. The Company's Product Showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where the Company leases 10,800 square feet of office space from Tunxis Management as landlord. The lease provides for monthly payments of $8,166 to June 2008, when the lease expires.

     The Company's Manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where the Company leases 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $5,750. This lease arrangement is on a month to month basis.

     Rent expenses for the years ended October 31, 2005, 2004 and 2003, were $358,199, $356,804, and $342,974, respectively. The following table shows the future lease committments for the corporate headquarters at Wilton, Connecticut, the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol, Connecticut:

     Year              Annual Rent
     ----              -----------
     2006              $373,753
     2007              175,100
     2008              122,300

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

Note 12 - Commitments:
----------------------

Employment Agreements
---------------------

     On September 30, 2004 the Board of Directors approved the terms of an employment agreement between Joseph F. Longo and the Company. Mr. Longo will serve as the Chief Executive Officer and President and will be paid an annual salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, unless extended by the Company.

     On December 1, 2005, the Company reached an agreement with Ralph Dechiaro, its Vice President of Business Operations, pursuant to which the Company agreed to award Mr. Dechiaro options to purchase 25,000 shares of common stock at an exercise price to the closing price of the Company's common stock on December 14, 2005. One half of these options vest on January 1, 2006 and the other half vest on June 30, 2006. This vesting is in line with all the other options previously awarded and the stock option program plan. In addition, the Company agreed to grant Mr. Dechiaro a one-time bonus/incentive award of $20,000, payable in cash, less applicable taxes, which was paid on December 23, 2005. The Company also agreed to provide Mr. Dechiaro with a severance package, as defined. Should Mr. Dechiaro voluntarily resign, severance pay would not apply.

     On December 13, 2005, the Company reached an agreement with its chief financial officer ("CFO") Peter Scanlon that provides for additional compensation equal to $6,000 per month through May 2006 and a severance package based on years of service.

License Agreement
-----------------

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

DOE Grant
---------

     Startech has received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program was initiated in October 2004 and was completed by September 2005. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the fiscal year ended October 31, 2005 the Company received $454,035. The Company has received approval to further develop the hydrogen project. Such development should extend through 2006.

Concentration of Credit Risk
----------------------------

     The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At October 31, 2005 and 2004, uninsured cash balances were approximately $2,160,000 and $2,200,000 respectively. The Company believes it is not exposed to any significant credit risk for cash. Startech has a licensing agreement for the development, hardware manufacture and technology exploitation within the waste and non-waste industry application for Hydrogen Selective Membranes.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

Note 13 - Employee Benefit Plan:
--------------------------------

     The Company sponsors an employee savings plan designed to qualify under
Section 401K of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first 6 percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended October 31, 2005, 2004, 2003 were $63,073, $62,932, and $74,268 respectively. These contributions were paid through the issuance of 20,857, 16,060 and 69,848 shares of common stock respectively.

Note 14 - Quarterly Financial Data (unaudited):
-----------------------------------------------

                                                           For the Quarters Ended
                                           --------------------------------------------------------
                                             1/31/05        4/30/05        7/31/05       10/31/05
                                           -----------    -----------    -----------    -----------
Total Revenues                             $    32,985    $    32,985    $    96,064    $   128,053
                                           -----------    -----------    -----------    -----------

Gross Profit                               $    32,985    $    32,985    $    96,064    $    59,335
                                           -----------    -----------    -----------    -----------

Net Loss from Operations                   ($1,034,487)   ($1,119,687)   ($  948,179)   ($  959,124)
                                           -----------    -----------    -----------    -----------

Basic and Diluted Net Loss per share
   from Operations                         ($     0.06)   ($     0.05)   ($     0.05)   ($     0.05)
                                           -----------    -----------    -----------    -----------


                                             1/31/04        4/30/04        7/31/04       10/31/04
                                           -----------    -----------    -----------    -----------
Total Revenues                             $    43,380    $ 1,517,240    $    68,576    $    79,572
                                           -----------    -----------    -----------    -----------

Gross Profit                               $    16,880    $   970,484    $    37,326    $    55,322
                                           -----------    -----------    -----------    -----------

Net Loss from Operations                   ($  869,987)   $   101,028    ($1,015,178)   ($  877,582)
                                           -----------    -----------    -----------    -----------

Basic and Diluted Net Income (Loss)
   per share from Operations               ($     0.05)   $      0.01    ($     0.06)   ($     0.05)
                                           -----------    -----------    -----------    -----------

Note 15 - Subsequent Events:
----------------------------

     On November 3, 2005, the Company entered into an agreement with Stonebridge Advisors LLC ("Stonebridge"). Under the terms of the agreement, Stonebridge will serve as the Company's Investment Manager. During November 2005 and December 2005, the Company transferred funds, aggregating $1,500,000, to an account managed by Stonebridge. An officer of Stonebridge is the former Chief Financial Officer of the Company.

     On November 22, 2005, the Company entered into a stock purchase agreement with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Purchase Agreement, the Company will sell to Mercatus an aggregate of 2,816,900 shares of common stock (the "Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Shares to Brown Brothers Herriman, the custodial bank, to tender the purchase price to the Company. The Company has not yet received any proceeds pursuant to this agreement. In connection with the Purchase Agreements, the Company will pay to e3 Energy Company a one-time finder's fee consisting of the following: (a) five year warrants to purchase shares of Common Stock for cash in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements at an exercise price per share of $3.00, which warrants shall not be exercisable for a period of one year following the date of issuance, (b) a cash fee equal to 5% of the gross proceeds raised pursuant to the Purchase Agreements, and (c) restricted shares of Common Stock in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Purchase Agreements.

                       STARTECH ENVIRONMENTAL CORPORATION
                 Notes to the Consolidated Financial Statements
               For The Years Ended October 31, 2005, 2004 and 2003

     During December 2005 the Company received $703,000 to commence manufacturing a 10 ton-per-day Plasma Converter System. The Company expects to begin manufacturing in February 2006 with the delivery scheduled for a date later in the year. The contract calls for a fixed schedule of payments to be made to the Company during the manufacturing cycle.

     During January 2006 the Company received proceeds of $216,000 from the exercise of warrants.

                                     PART IV

Item 15. Financial Statements, Financial Schedules, Exhibits and Reports on Form 8-K

(a) List of documents filed as part of the report:

     1.  Consolidated Financial Statements

         See index to Consolidated Financial Statements

     2.  Financial Statement Schedule

         See index to Consolidated Financial Statements

     3.  Exhibits

         The following documents are filed as exhibits to this Form 10-K, including those exhibits incorporated in this Form 10-K by reference to a prior filing of the Company under the Securities Act or the Exchange Act as indicated in parenthesis:

(a)      Exhibits

Exhibit No.       Description
-----------       --------------------------------------------------------------

2 Agreement and Plan of Reorganization between the Company and Kapalua Acquisitions, Inc. dated November 17, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 29, 1995).

3(i).1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on February 19, 1995).

3(i).2            Articles of Amendment to the Articles of Incorporation. (1)

3(ii).1           Amended and Restated Bylaws of the Company. (10)

4.1               Form of Common Stock Certificate. (2)

4.2               Form of Convertible Preferred Stock Certificate. (1)

4.3               Form of Warrant Agreement. (1)

4.4               Stock Subscription Warrant dated December 29, 1998
                  (the "CDA Warrant") between the Company and the Connecticut Development Authority ("CDA"). (2)

4.5 Amendment to the CDA Warrant dated March 31, 1999 between the Company and CDA. (2)

4.6 Second Amendment to the CDA Warrant dated June 15, 2000 between the Company and CDA. (2)

4.7               Form of Warrant Agreement dated March 25, 2001.  (3)

4.8               Form of Warrant Agreement dated January 14, 2003 (10)

4.9 Form of Warrant Agreement dated February 20, 2004 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2004, as filed with the Securities and Exchange Commission on February 27, 2004).

4.10              Form of 2000 Stock Option Plan (4)

10.1              2000 Stock Option Plan (1)

10.2              1995 Stock Option Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Registration Statement on Form S-8, filed in November, 1995, Commission File No. 33-99790)

10.3              Loan Agreement dated December 29, 1998 between the Company and
                  CDA(2)

10.4 Term Sheet for Preferred Stock dated August 17, 1999 between the Company and Paradigm Group, LLC(2)

10.5 Strategic Alliance Agreement dated July 22, 1996 between the Company and Bauer Howden, Inc.(2)

10.6 Strategic Alliance Agreement dated October 25, 1996 between the Company and Calumet Coach Company(2)

10.7 Strategic Alliance Agreement dated November 10, 1997 between the Company and Chase Environmental Group, Inc.(2)

10.8 Strategic Alliance Agreement dated April 17, 1998 between the Company and the Ensign - Bickford Company(2)

10.9 Strategic Alliance Agreement dated September 30, 1999 between the Company and UXB International Inc.(2)

10.10 Strategic Alliance Partner Agreement dated March 14, 2000 between the Company and Skidmore, Owings & Merrill LLP(2)

10.11 Lease Agreement dated September 16, 1999 between the Company and the CD Station, LLC (2)

10.12             Form of Distributor Agreement (2)

10.13 Patent License Agreement dated November 9, 1998 between the Company and Rollan C. Swanson M.D. and Eleonora Swanson (2)

10.14 License of Technology Agreement dated November 29, 1999 between the Company and Media and Process Technology Inc.(2)

10.16 Employment Agreement dated November 1, 2000 between the Company and Kevin M. Black(5)

10.17 Employment Agreement dated November 1, 2000 between the Company and Robert L. DeRochie (5)

10.18 Lease Agreement dated September 30, 2000 between the Company and the Century Drive, LLC(6)

10.19 Lease Agreement dated July 16, 2001 between the Company and the Gaski Leasing Company (6)

10.20 Strategic Alliance Agreement dated June 30, 2001 between the Company and Hydro-Chem Company (3)

10.21 Lease Agreement dated July 20, 2001 between the Company and the Gaski Leasing Company, LLC (3)

10.22 Joint Development Agreement dated December 19, 2001 between the Company and ViTech Enterprises Inc.(3)

10.23 Separation Agreement dated as of August 27, 2003 between the Company and Kevin M. Black (7)

10.24 Stock Purchase and Registration Rights Agreement dated as of July 18, 2003 between the Company and Northshore Asset Management, LLC (7)

10.25 Stock Purchase Agreement dated as of July 22, 2003 between the Company and Northshore Asset Management, LLC (7)

10.26 First Amendment to Stock Purchase Agreement dated as of July 30, 2003 between the Company and Northshore Asset Management, LLC (7)

10.27 Form of Stock Purchase and Registration Rights Agreement dated as of January 22, 2004 between the Company and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 20, 2004, as filed with the Securities and Exchange Commission on February 27, 2004).

10.28 Employment Agreement dated as of January 1, 2004 between the Company and Joseph F. Longo (9)

21                Subsidiaries as of October 31, 2005 (5)

23.1              Consent of Kostin, Ruffkess & Company, LLC*

23.2              Consent of Marcum & Kliegman LLP*

24 Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.
----------

*    Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on April 27, 2000, File No. 333-35786.

(2) Incorporated by reference to Amendment No 1. to the Company's Registration Statement on Form S-1 filed on July 7, 2000, Commission File No. 333-35786.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on July 17, 2002, Commission File No. 333-96885.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 on October 31, 2002, Commission File No. 333- 100909.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for 2000, filed on January 25, 2001.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for 2001, filed on January 25, 2002.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003, as filed on January 29, 2004.

(9) Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2004, as filed on October 1, 2004.

(b)  Exhibits

     See index to exhibits on page 44.

(c)  Financial Statement Schedule

     See index to Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2006.


                                    STARTECH ENVIRONMENTAL CORPORATION
                                    (Registrant)


                                    BY: /S/ Joseph F. Longo
                                        ----------------------------------------
                                         Joseph F. Longo
                                         Chairman, Chief Executive Officer,
                                         President and Director

                                    BY:  /S/ Peter J. Scanlon
                                         ---------------------------------------
                                          Peter J. Scanlon
                                          Chief Financial Officer, Secretary,
                                          Vice President, and
                                          Principal Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 14th day of February 2006.


SIGNATURES                                    TITLE
----------                                    -----

/s/ Joseph F. Longo                           Chairman, Chief Executive Officer,
-------------------
Joseph F. Longo                               President  & Director
/s/ John J. Fitzpatrick *                     Director
-------------------------
John J. Fitzpatrick
/s/ Joseph A. Equale *                        Director
----------------------
Joseph A. Equale
/s/ Nicholas S. Perna *                       Director
-----------------------
Nicholas S. Perna
/s/ L Scott Bernard *                         Director
---------------------
L Scott Bernard

* By Peter J. Scanlon, as attorney-in-fact.