Form 10-K/A
period 2005-10-31
STARTECH ENVIRONMENTAL CORP
filed 2006-02-28
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - October 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________.

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1286576
(State of incorporation)	(I.R.S. Employer Identification Number)
15 Old Danbury Road, Suite 203
Wilton, Connecticut 06897
(Address of principal executive offices, including zip code)
(203) 762-2499
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ] NO [ x ]

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [ x ]

As of February 10, 2006, 18,773,367 shares of common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of February 10, 2006 was $37,171,267 based on the closing price of the common stock on that date.

EXPLANATORY NOTE

Startech Environmental Corporation (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended October 31, 2005, that was originally filed on February 14, 2006 (the “Original 10-K”), to add in information required in Part III of the Company’s Annual Report on the Original 10-K. There are no changes to the amounts on the financial statements as originally filed. There are also no changes to the disclosures in the Original 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are as follows:

Name	Age	Title

Joseph F. Longo	73	Chairman, Chief Executive Officer, President and Director
Peter J. Scanlon	56	Chief Financial Officer, Vice President, Treasurer and Secretary
Ralph N. Dechiaro	56	Vice President of Business Development
Karl N. Hale	41	Vice President of Engineering
Stephen J. Landa	42	Vice President of Sales and Marketing
John J. Fitzpatrick(1)	66	Director
Joseph A. Equale(1)(2)	60	Director
Nicholas S. Perna(1)(2)	63	Director
L. Scott Barnard(2)	63	Director
__________________________
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

Information Concerning Directors

L. Scott Barnard is currently the owner and Managing Partner of Programmix, LLC, a sales and marketing firm based in Norwalk, CT, which he founded in January 2001. Programmix is one of the largest European importers of uncoated free-sheet paper in the United States. From 1998 through 2000, Mr. Barnard served as Executive Vice President, Sales and Distribution of Champion International Corporation (which merged with International Paper in June 2000), and President of Champion Export Corporation.  From 1996 to 1998, Mr. Barnard served as Executive Vice President, Sales for Champion International Corporation, and from 1992 to 1996, he served as Executive Vice President, Paper Sales for Champion International Corporation. Mr. Barnard also served as a Corporate Officer of Champion International Corporation from 1992 to June 2000. Mr. Barnard has an extensive background in sales and marketing (both domestic and international). Mr. Barnard holds a B.S. degree in marketing from Gannon University and is a graduate of the MBA 2000 Program at the Amos Tuck School of Business Administration at Dartmouth College.  Mr. Barnard also studied marketing, logistics and transportation systems at the University of Wisconsin and University of Tennessee. Mr. Barnard serves on the Board of Trustees and Executive Committee of his alma mater, is on the Board of Trustees of Norwalk Hospital and the Norwalk Hospital Foundation in Norwalk, CT, and serves on the Board of Overseers of the University of Connecticut’s School of Business Administration

Joseph A. Equale, CPA, has served as a director of the Company since November 2003. Mr. Equale is the founder and Managing Partner of Equale & Cirone, LLP (CPAs and advisors), which he founded with Mr. Cirone in January 1999. Prior to the formation of the partnership, and beginning in February 1994, Mr. Equale operated as a sole practitioner. Mr. Equale has spent over ten years in other professional practice units, including a predecessor firm of what is presently Deloitte & Touche LLP. In addition to his responsibilities as Managing Partner, Mr. Equale is in charge of the firm’s quality control program. Mr. Equale has also spent over ten years in private industry, including an assignment as an Assistant Controller of Xerox Corporation. Mr. Equale is active in the accounting profession, where he serves as President and member of the Board of Governors of the 6,500 member Connecticut Society of CPAs (CSCPA). Mr. Equale is also a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants. Mr. Equale has served as an Adjunct Assistant Professor of Accounting at Sacred Heart University, Graduate School of Business in Fairfield, Connecticut. Mr. Equale received a B.B.A. in accounting from St. John’s University and an MBA in finance from the University of Bridgeport. Mr. Equale also serves as a director of IWT Tesoro Corporation (IWTT.OB).

John J. Fitzpatrick is an independent management consultant, having retired in 1995 from the “old” Dun & Bradstreet Corporation as an executive officer and Senior Vice President-Global Human Resources, where he was employed since 1983. His responsibilities at D&B, in addition to providing counsel and guidance to the CEO and the Compensation and Nominating Committees of the Board of Directors, included strategic planning, acquisitions & divestitures, executive staffing, compensation & benefits, and HR information systems. Prior to joining D&B, Mr. Fitzpatrick held international sales, marketing, human resources and administrative management positions with Celanese Corporation, Rockwell International, Burroughs Corporation and Procter & Gamble.

Joseph F. Longo has served as a director and as Chairman since 1995. Since November 2004, Mr. Longo has served as Chief Executive Officer and President, positions he also served in from November 1995 to January 2002. From July 2003 until December 2004, Mr. Longo served as Chief Operating Officer, and from August 2003 to August 2004, as Secretary and Treasurer. Mr. Longo is the founder of Startech Corporation, a predecessor of the Company, in 1994. Mr. Longo was founder and Chief Operating Officer of the International Dynetics Corp., a waste industry capital equipment manufacturing company with multinational customers from 1969 to 1990. Prior thereto, he was Manager of New Product and Business Development for AMF from 1959 to 1969. He has been awarded many waste industry equipment patents, all of which have been successfully commercialized. He is a mechanical engineer and operating business executive, with more than 25 years of waste industry management experience.

Nicholas S. Perna has been a director since November 2003. Mr. Perna is the Chief Economist and Managing Director of Perna Associates, which specializes in economic analysis, forecasting and strategy. Until 1999, Mr. Perna was Chief Economist for Fleet Financial Group, which position he previously held with Shawmut Bank and Connecticut National Bank. Prior thereto, Mr. Perna was an economist with General Electric, the Federal Reserve Bank of New York and the President’s Counsel of Economic Advisors in Washington. Mr. Perna has served on the faculties of Williams College and New York University’s Stern School of Business and is presently teaching economics part-time at Yale University in New Haven, Connecticut. Within the past several years, Mr. Perna has appeared on the Jim Lehrer News hour, CBS Evening News, CNBC, NBC Nightly News, ABC Radio and NPR’s All Things Considered. Mr. Perna is frequently quoted in the national and regional press. He has been cited by the Wall Street Journal and Businessweek as one of the top economic forecasters in the United States. Mr. Perna presently serves on the Board of Directors of Prudential Bank & Trust (a subsidiary of Prudential Insurance Company of America), where he is Chairman of the Risk Management Committee. Mr. Perna graduated magna cum laude from Boston College and has a Ph.D. in economics from the Massachusetts Institute of Technology.

Information Concerning Executive Officers

Information concerning Mr. Longo, the Company’s Chairman, Chief Executive Officer and President, is discussed above under “Information Concerning Directors”.

Peter J. Scanlon serves as Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Scanlon joined the Company as Controller in December 1998 until October 2003. In November 2003, Mr. Scanlon was appointed to his current position of Chief Financial Officer. Since August 2004, Mr. Scanlon has also served as Treasurer and Secretary. Prior to joining the Company, Mr. Scanlon was Director of Financial Services for Vivax Medical Corporation, a publicly traded manufacturing company located in Bristol, Connecticut, from November 1996 to December 1998. Prior to Vivax, Mr. Scanlon’s extensive corporate financial and systems background includes 18 years with the IBM Corporation in the accounting, finance and financial systems areas. As Manager of International Finance Systems Development, Mr. Scanlon was successful in the development and installation of the reporting system being used by IBM’s six largest international subsidiaries. While on a three-year assignment in London, England, he also developed and implemented financial procedures and controls for IBM’s European manufacturing headquarters in Brentford, England.

Ralph N. Dechiaro serves as Vice President of Business Development. Mr. Dechiaro joined us as Vice President of Business Development in February 2002. Prior to joining us, he was the Commercial Program Manager at JFK International Air Terminal where he participated in the Terminal 4 Redevelopment Program from December 2000 to January 2002. Prior to JFK International, he was a Project Manager at Burns and Roe Enterprises from January 1975 to September 1984 and from September 1990 to December 2000 where he managed government, domestic and international projects. From September 1984 to September 1990 he was a System Manager at ITT Avionics where he was responsible for the development and implementation of applied business systems. Mr. Dechiaro also brings extensive government experience, where he served 28 years in the US Army culminating in retirement as a Lieutenant Colonel. In this capacity, Mr. Dechiaro completed varied command and staff assignments at all management levels culminating in the assignment as Assistant Chief of Staff for Information Management. He served as the Principal Staff Officer to the Commanding General providing contracting services, long range planning and implementation of all functions relative to communications, information services, contracting, and advanced technologies.

Karl N. Hale serves as Vice President of Engineering. Mr. Hale joined the Company in November 1999. Prior thereto, Mr. Hale was Manager of Demilitarization Programs for The Ensign-Bickford Company, from September 1991 through October 1999. In this function, he developed Government sector business opportunities and managed program implementation. Mr. Hale is a chemist by training and maintains Registered Environmental Manager status with the National Registry of Environmental Professionals. He is a recognized expert in the field of explosives industry Safety, Health and Environment. He has invented several novel processes for treatment of explosives industry waste materials.

Stephen J. Landa serves as Vice President of Sales and Marketing. Mr. Landa joined the Company in May 2004. Mr. Landa is also the founder of Mighty Oak Management LLC, a securities brokerage and registered investment advisory firm. Prior to joining the Company, Mr. Landa was a financial news talk show host broadcasting from New York to Boston. Mr. Landa has held many securities industry licenses over his fifteen year career in the securities sales business including thirteen years at American Express and Royal Alliance. Mr. Landa has a degree in Architecture and Civil Engineering, a certificate in Real Estate Development and Financial Analysis, Project Management, a Construction Supervisor’s License, a General Securities Principal license and is a Registered Investment Adviser. In addition, Mr. Landa is the recipient of an award for academic excellence in the Boston Architectural Center’s work study program. Mr. Landa also studied at Harvard Graduate School of Design, Boston Architectural Center, Norwalk State Technical College, Roger Williams College and the American College.

There are no family relationships among our executive officers or directors.

Audit Committee

The Company has a standing Audit Committee consisting of three directors and was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee performs the functions set forth a written charter of the Audit Committee and is responsible for policies, procedures and other matters relating to accounting, internal, financial controls and financial reporting, including the engagement of independent auditors and the planning, scope, timing and cost of any audit and any other services that the auditors may be asked to perform, and review with the auditors their report on the Company’s financial statements following completion of each audit.

During fiscal 2005, the Audit Committee consisted of Messrs. Joseph A. Equale (Chairman), Nicholas S. Perna and L. Scott Barnard. Each member of the Audit Committee is considered “independent,” as defined in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers (“NASD”) and Securities and Exchange Commission (“SEC”) regulations. The board of directors has determined that based on the credentials of Mr. Equale, the Chairman of the Audit Committee, Mr. Equale qualifies as an “audit committee financial expert” within the meaning of SEC regulations. During fiscal 2005, the Audit Committee held four meetings.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons owning more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and changes in ownership of equity securities of the Company. Such persons are also required to furnish the Company with copies of all such forms. Based solely on review of the copies of such forms furnished to the Company all Section 16(a) filing requirements applicable to its officers and directors were complied with for the fiscal year ended October 31, 2005.

Code of Ethics

The Company has a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller, financial managers and any persons performing similar finance and accounting functions. The Company will provide to any person, without charge, upon request, a copy of the Code of Ethics. Requests for a copy may be made, in writing, to the Company at the following address:

Startech Environmental Corporation
15 Old Danbury Road, Suite 203
Wilton, CT 06897
Attn: Chief Financial Officer

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning compensation paid by us to our Chief Executive Officer and each of the four other most highly compensated executive officers during the fiscal year ended October 31, 2005, 2004 and 2003 (the “Named Executive Officers”):

                                                                                                         Long Term
                                                  AnnualCompensation                  CompensationAwards
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Underlying Stock Option Grants (#) (2)	All Other Compensation ($) (3)
Joseph F. Longo - Chairman, Chief Executive Officer and President (4)	2005 2004 2003	185,000 140,384 —	25,000 — —	— — —	— — —	15,000 — 10,000	15,600 0 27,758

Karl N. Hale - Vice President of Engineering	2005 2004 2003	130,000 130,000 130,000	— — —	— — —	— — —	15,000 — —	14,800 15,800 15,300

Peter J. Scanlon - Chief Financial Officer, Vice President, Treasurer and Secretary	2005 2004 2003	130,000 127,833 97,500	— — —	18,000 — —	— — —	45,000 — —	14,800 16,723 15,117

Ralph N. Dechiaro - Vice President of Business Development	2005 2004 2003	130,000 130,000 130,000	20,000 — —	— — —	— — —	15,000 — —	14,800 16,767 15,117

Stephen J. Landa - Vice President of Sales and Marketing	2005 2004 2003	130,000 130,000 —	— — —	— — —	— — —	15,000 — —	5,700 0 0
_______________________

(1)
The bonus paid to Mr. Longo was awarded in October 2005 in consideration for employee performance in the fiscal year ended October 31, 2005. The bonus awarded to Mr. Dechiaro was paid in December 2005.

(2)
Options were granted under our 1995 Non-qualifying Stock Option Plan. All options granted in fiscal 2005 have an exercise price of $2.40 per share and expire in October 2015, except for 30,000 options that were granted to Mr. Scanlon at a price of $2.30 per share and expire on August 5, 2015. For the options granted to Mr. Scanlon in fiscal 2005, one-third vested on January 30, 2006, one-third will vest on July 30, 2006 and the remaining one-third will vest on January 30, 2007. For all other options granted in fiscal year 2005, one-half vest immediately upon the grant and the remaining one-half vest on April 30, 2006 if the person was an employee in good standing.

(3)
Includes amounts in respect of matching contributions to the Company’s 401(k) Plan paid in shares of the Company’s common stock which shares vest over a three-year period, automobile allowance and payment of insurance premiums.

(4)
Mr. Longo was appointed Chief Executive Officer and President effective November 1, 2004. Prior thereto, Mr. Longo served as Chief Operating Officer since June 2003 and as Secretary and Treasurer from August 2003 to August 2004.

Option Grants in Fiscal 2005

The following table provides information related to options granted by the Company’s to the Named Executive Officers during the fiscal year ended October 31, 2005.

					Hypothetical Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal 2005	Exercise Price	Expiration Date (1)	5% ($)	10% ($)
Joseph F. Longo	15,000	3.7%	$2.40	8/31/2015	22,640	57,375
Karl N. Hale	15,000	3.7%	$2.40	8/31/2015	22,640	57,375
Peter J. Scanlon	30,000	7.5%	$2.30	8/5/2015	43,394	109,968
Peter J. Scanlon	15,000	3.7%	$2.40	8/31/2015	22,640	57,375
Ralph N. Dechiaro	15,000	3.7%	$2.40	8/31/2015	22,640	57,375
Stephen J. Landa	15,000	3.7%	$2.40	8/31/2015	22,640	57,375

(1)
These options were granted under the Company’s 2000 Stock Option Plan. Other than the 30,000 options granted to Mr. Scanlon, one-half vested immediately upon the date of grant and the remaining one-half vest on April 30, 2006 so long as the employee is in good standing. For the 30,000 options granted to Mr. Scanlon, one-third vested on January 30, 2006, one-third will vest on July 30, 2006 and one-third will vest on January 30, 2007.

(2)
The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission do not represent our estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions.

Aggregate Option Exercises in Fiscal 2005

The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended October 31, 2005 and the number and value of options held as of October 31, 2005.

	Shares Acquired on	Value	Number of Shares Underlying Unexercised Options as of October 31, 2005		Value of Unexercised In-the-Money Options as of October 31, 2005 ($) (1)
Name	Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph F. Longo	—	—	317,500	7,500	8,700	0
Karl N. Hale	5,000	10,150	42,500	7,500	0	0
Ralph N. Dechiaro	—	—	10,500	7,500	0	0
Peter J. Scanlon	—	—	87,500	27,500	0	0
Stephen J. Landa	—	—	7,500	7,500	—	—

(1) Calculated on the basis of the fair market value of the common stock on October 31, 2005 of $1.80 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. See note (2) of the preceding table.

Compensation of Directors

Directors who are currently officers and employees of the Company receive no additional compensation for acting as directors. All independent directors receive an annual retainer of $6,000 per year, plus an additional fee of $750 for each meeting attended in per person, or $350 for each meeting attended via teleconference or videoconference. The chairman of the Audit Committee receives an additional fee of $4,000 per annum and all other members of the Audit Committee receive an additional fee of $2,000 per year. The chairman of each other committee receives an additional $2,000 per year, and members of each other committee receive an additional $1,000 per year. Upon being appointed to the board of directors, independent directors receive an initial option grant of 30,000 options to purchase shares of the Company’s common stock, which options contain a three-year cliff vesting period. Thereafter, each independent director receives an annual option grant of 15,000 options to purchase shares of the Company’s common stock with an annual one-year vesting period. All independent directors are reimbursed for out-of-pocket expenses.

Employment Agreements

On September 30, 2004, the board of directors approved the terms of an employment agreement between Joseph F. Longo and the Company (the “Employment Agreement”), pursuant to which Mr. Longo agreed to serve as the Chief Executive Officer and President of the Company at an annual base salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, unless extended by the Company. Upon termination of the Employment Agreement under certain circumstance, the Company agrees to pay and provide Mr. Longo (or, if applicable, his surviving spouse or, if none, his estate or other legal representative) the following amounts and benefits: (i) all amounts of base salary accrued but unpaid as of the date of termination; (ii) any bonus awarded but not paid prior to the date of termination; (iii) all reasonable business-related expenses unreimbursed as of the date of termination; and (iv) any benefits or payments, to the extent due under any Company benefit, fringe benefit or arrangement in accordance with the terms of said plan or arrangement for the period prior to such date of termination, including, but not limited to, accrued but unused vacation days. The foregoing notwithstanding, in the event that Mr. Longo’s employment is terminated for any reason (other than as a result of death), for a period of six (6) months following the date of termination (the “Severance Period”), Mr. Longo (or his spouse, in the event of his death) shall receive: (i) the base salary; and (ii) any benefits or payments, to the extent due under any Company benefit, fringe benefit or arrangement in accordance with the terms of said plan or arrangement. In addition to the rights set forth above, upon the expiration of the Severance Period, the Company agrees: (i) to pay Mr. Longo an unfunded retirement benefit equal to $97,500 per annum (the “Unfunded Retirement Amount”), until his death, and after his death, to his spouse, an amount equal to one-half of the Unfunded Retirement Amount per annum; and (ii) to provide lifetime gap medical insurance premiums for Mr. Longo and his spouse to cover expenses not covered by Medicare or Medicaid, to the extent such coverage is commercially available.

On December 1, 2005, the Company reached an agreement with Ralph Dechiaro, its Vice President of Business Operations, pursuant to which the Company agreed to award Mr. Dechiaro options to purchase 25,000 shares of common stock at an exercise price to the closing price of the Company’s common stock on December 14, 2005. One half of these options vested on January 1, 2006, and the other half vest on June 30, 2006.  This vesting is in line with all the other options previously awarded and the Company’s stock option plan. In addition, the Company agreed to grant Mr. Dechiaro a one-time bonus/incentive award of $20,000, payable in cash, less applicable taxes, which was paid on December 23, 2005. The Company also agreed to provide Mr. Dechiaro with a severance package, as defined. Should Mr. Dechiaro voluntarily resign, severance pay would not apply.

On December 13, 2005, the Company reached an agreement with its Chief Financial Officer, Peter J. Scanlon, that provides for additional compensation equal to $6,000 per month through May 2006 and a severance package based on years of service.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended October 31, 2005, no executive officers served on the board of directors or the compensation committee of another company that had an executive officer serving on the Company’s board of directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, that might incorporate future filings, in whole or in part, the following report shall not be deemed to be “soliciting material” or to be “filed” with the SEC,, nor shall such report be incorporated by reference into any such filings, nor be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

Compensation Philosophy

The Company’s executive compensation program is administered by the Compensation Committee. The Compensation Committee is currently composed of three (3) non-employee directors. The Compensation Committee reviews the performance and compensation levels for executive officers and sets salary and bonus levels and option grants under the 2000 Stock Option Plan. The objectives of the Compensation Committee are to correlate executive compensation with the Company’s business objectives and performance, and to enable the Company to attract, retain and reward executive officers who contribute to the Company’s long-term success.

The Company’s compensation program is designed to attract, retain, inspire and reward executive officers who contribute to the Company’s overall success. The Compensation Committee adheres to the following philosophy regarding compensation of the Company’s executive officers:

•  to provide competitive total pay opportunities in order to attract, retain and motivate high quality executive talent critical to the Company's success;

•	to pay for performance through a compensation mix that emphasizes competitive cash incentives and merit-based salary increases and de-emphasizes entitlements and perquisites;

•  to create a mutuality of interest between executives and stockholders through a stock option program; and

•  to focus the executive's attention on overall corporate objectives as well as the executive's specific operational objectives.

The Compensation Committee believes that the compensation program for executive officers should be designed to retain and motivate talented executives responsible for the success of the Company, and should be determined within the competitive environment within which the Company is situated and based on the achievement of business objectives, individual contribution and financial performance. The goals of the Compensation Committee are to provide a total compensation package that considers the compensation practices of companies with which the Company competes for executive officers, provides variable compensation that is linked to achievement of financial and individual performance goals, and aligns the interests of the executive officers with those of the Company by providing them with an equity stake in the Company. Compensation is designed to fall within the central tendency of the range of that paid to comparable executives in other similarly sized and like industry corporations.

Components of Executive Compensation

The compensation program for the Company’s executive officers consists of the following three components: base salary; long-term stock option incentives; and incentive bonus. To the extent the compensation of any executive officer, including our Chief Executive Officer, is set forth in a written employment agreement between the Company and the executive officer, the Compensation Committee reviews each component in connection with determining the terms of such employment agreement.

Base Salary. The Compensation Committee reviewed and approved salaries for the Chief Executive Officer and the other Named Executive Officers during the fiscal year ended October 31, 2005. Base salaries were established in an employment agreement or by the Compensation Committee based upon competitive compensation data for similar public companies, an executive's job responsibilities, level of experience, individual performance and contribution to the business. In making base salary decisions, the committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor.

Long-Term Stock Option Incentives. The Compensation Committee provides the Company’s executive officers with long-term incentive compensation through grants of options to purchase the Company’s common stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company's stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock options directly motivate an executive to maximize long-term stockholder value. The philosophy of administering the long-term stock option incentive plan is to tie the number of stock options awarded to each employee in the plan to the performance of the Company and to the individual contribution of each employee in the plan. To carry out this philosophy, the Company establishes a target option award based upon each executive officer's position, responsibilities, and historical and expected future contributions to our company. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company.

Incentive Bonus. Two executive officers were awarded bonuses for the fiscal year ended October 31, 2005. The Compensation Committee is responsible for reviewing and approving bonuses for the Chief Executive Officer and other management level employees. Our Chief Executive Officer’s bonus is determined by the Compensation Committee, in accordance with the terms of his employment agreement, without participation by him. Bonus payments to our Chief Financial Officer and other management personnel are determined by the Compensation Committee in consultation with the Company’s Chief Executive Officer. The goal of the incentive bonus plan is to tie a portion of the compensation of each employee in the plan to the performance of the Company, and to the individual contribution of each employee in the plan. To carry out this philosophy, the Company's Bonus Plan establishes a target bonus calculated as a percentage of the employee’s base salary. The bonus amounts then are determined by specific Company-based performance goals as measured at the end of the fiscal year.

Compensation of the Chief Executive Officer

Mr. Longo’s employment agreement established his initial annual base salary of $185,000 as President and Chief Executive Officer commencing on January 1, 2004, based, in part, on the factors described above. In addition to his base salary, Mr. Longo is eligible for an discretionary bonus each fiscal year as determined by the Compensation Committee. Mr. Longo was given a discretionary bonus of $25,000 in fiscal 2005, which bonus was given in lieu of an increase to Mr. Longo's base salary and in recognition of Mr. Longo's many contributions in securing the investment from Cornell Capital Partners, international distribution agreements, as well as other sales and partnership prospectus for the Company. This award was also approved by L. Scott Bernard.

John J. Fitzpatrick (Chairman)
Joseph A. Equale
Nicholas S. Perna

Stock Performance Graph

Note: The stock price performance shown on the graph below is not necessarily indicative of future price performance.

[GRAPHIC OMITTED]

COMPARISON OF CUMULATIVE TOTAL RETURN
OF COMPANY AND BROAD MARKET

Fiscal Year Ended
COMPANY/INDEX/MARKET	10/31/00	10/31/01	10/31/02	10/31/03	10/31/04	10/31/05
Startech Environmental Corporation S&P 600 Small Cap Index Russell 2000 Index	100.00 100.00 100.00	349.50 129.17 117.39	157.00 124.78 104.51	137.00 157.01 145.14	370.00 168.63 155.69	180.00 173.00 162.00

The above graph assumes an investment of $100.00 in the Company’s Common Stock and in each index beginning on October 31, 2000 with reinvestment of dividends and compares the five-year cumulative return of the Company with the comparable return of such indices. The comparison assumes that all dividends are reinvested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of October 31, 2005. Information is included for equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the Company’s shareholders.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,819,500	$3.47	209,089

Equity compensation plans not approved by security holders	3,245,964	$4.29	—

Total	5,065,464	$4.00	209,089

(1)	Includes options to purchase shares outstanding under the 2000 Stock Option Plan.

(2)	Includes options to purchase shares outstanding under the 1995 Non-qualifying Stock Option Plan and warrants issued in various private placements.

(3)	Includes shares available for future issuance under the 2000 Stock Option Plan.

(4)	Includes share available for future issuance under the 1995 Plan and warrants issued in various private placements.

As of October 31, 2005, 216,000 shares were available for issuance under the 2000 Stock Option Plan and 8,089 shares were available for issuance under the 1995 Non-qualifying Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of February 27, 2006 by (1) each person or entity who is known by us to own beneficially 5% or more of the outstanding shares of our common stock, (2) each of our current directors, (3) each named executive officer and (4) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on a review of filing with the Securities and Exchange Commission and on information furnished to us by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares (1)	Percent of Total (1)

Joseph F. Longo (2)(10)	2,431,398	10.15%

Peter J. Scanlon (3)(10)	118,432	*

Ralph N. Dechiaro (4)(10)	23,978	*

Karl N. Hale (5)(10)	51,667	*

Stephen J. Landa(10)(14)	8,858	*

L. Scott Barnard(6)(10)	30,000	*

Joseph A. Equale (7) 103 Newtown Road, Suite 1A Danbury, CT 06810	45,000	*

Nicholas S. Perna (8) 27 Wilton Road East Ridgefield, CT 06877	45,000	*

John J. Fitzpatrick (9)(10)	30,000	*

Northshore Asset Management, LLC (11) 208 South LaSalle, Suite 1201 Chicago, IL 60604	3,558,347	14.8%

Paradigm Group L.P. (12) 60 Revere Drive, Suite 725 Northbrook, IL 60062	1,689,936	7.0%

Circle Trust Company (13) Metro Center 1 Station Place, Suite 30 Stamford, CT 06902	1,000,000	4.2%

All officers and directors as a group (9 persons) (15)	2,787,333	11.6%

* Represents less than one percent (1%).

(1)
The beneficial ownership is calculated based on 20,399,367 shares of our common stock outstanding as of October 31, 2005. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. In computing the number of shares beneficially owned by a person in the column and the percentage ownership of that person, shares of common stock subject to options held by that person that were exercisable at or within 60 days of February 27, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

(2)
Includes 317,500 shares subject to options that are currently exercisable and/or are exercisable within 60 days of February 27, 2006. Also includes 900,000 shares of common stock that were issued by the Company to Mr. Longo in connection with the Company's issuance of a convertible debenture to Cornell Capital Partner L.P. To secure full payment under the convertible debenture, Mr. Longo pledged 900,000 shares of common stock held by him. The Company issued to Mr. Longo 900,000 shares of common stock in place of the shares of common stock being pledged pursuant to the Securities Purchase Agreement in connection with the Cornell financing. Such 900,000 shares issued by us are to be held in escrow and is included in the share number above. In the event any of the shares of common stock pledged by Mr. Longo to Cornell are forfeited to Cornell, Mr. Longo shall retain the rights to the same number of shares of common stock issued by us directly to him. In the event the shares of common stock pledged to Cornell are returned to Mr. Longo, Mr. Longo shall return to us for cancellation the same number of shares of common stock that were returned to Mr. Longo by Cornell.

(3)
Includes 5,000 shares owned by Mr. Scanlon’s wife for which he disclaims beneficial ownership. Includes 87,500 shares subject to currently exercisable options and/or that are exercisable within 60 days of February 27, 2006, and 13,433 shares that have vested through December 31, 2005 through our 401k plan.

(4)
Includes 10,500 shares subject to options that are currently exercisable and/or are exercisable within 60 days of February 27, 2006 and 13,478 shares that have vested through December 31, 2005 through our 401k plan.

(5)
Includes 42,500 shares subject to options that are currently exercisable and/or are exercisable within 60 days of February 27, 2006 and 16,650 shares that have vested through December 31, 2005 through our 401k plan.

(6)	Includes 34,500 shares subject to options that 50% are currently exercisable and/or are exercisable within 60 days of February 27, 2006.

(7)	Includes 50,500 shares subject to options that are currently exercisable and/or are exercisable within 60 days of February 27, 2006.

(8)	Includes 34,500 shares subject to options that are currently exercisable and/or are exercisable within 60 days of February 27, 2006.

(9)	Includes 34,500 shares subject to options that 50% are currently exercisable and/or are exercisable within 60 days of February 27, 2006.

(10)	Address is 15 Old Danbury Road, Suite 203, Wilton, Connecticut 06897

(11)	Of these shares, 3,558,347 are held by Northshore Asset Management, LLC for the benefit of Astor Fund, LLC, a Delaware limited liability company that is managed and beneficially owned by Northshore.

(12)	Includes 696,767 warrants exercisable within 60 days of February 27, 2006.

(13)
Northshore Asset Management, LLC is the beneficial owner of NSCT, LLC, a Connecticut limited liability company, which in turn, is the beneficial owner of eighty-six percent (86%) of Circle Trust Company.

(14)	Includes 7,500 shares subject to options that are currently exercisable.

(15)
Includes an aggregate of 981,000 shares held by all directors and executive officers that are subject to options that are currently exercisable and/or are exercisable within 60 days of February 27, 2006. See notes (2), (4), (5), (8), (9), (11) and (13) above.

Item 13. Certain Relationships and Related Transactions.

In connection with the execution and delivery of a Securities Purchase Agreement between the Company and Cornell Capital Partners L.P. (“Cornell”), Mr. Joseph F. Longo, the Company’s Chief Executive Officer and President, together with the Company and Cornell, entered into a Pledge and Escrow Agreement dated as of September 15, 2005 (the “Pledge Agreement”). Pursuant to the Pledge Agreement, the Company pledged 3,580,000 shares of its common stock and Mr. Longo pledged an additional 900,000 shares of its common stock (collectively, the “Pledged Shares”) to secure the Company’s obligations to Cornell under the Securities Purchase Agreement and the secured convertible debenture (the “Debenture”) issued in connection therewith. The stock certificates representing the Pledged Shares are being held in escrow until the Debenture is either converted or repaid in full, at which time the Pledged Shares will be returned by the escrow agent. Upon an event of default under the Debenture, the Company is required to file a registration statement to register for resale the Pledged Shares. In connection with the foregoing transactions, the Company issued to Mr. Longo 900,000 shares of common stock in place of the shares of common stock pledged by Mr. Longo to secure the Debenture. The Company has agreed to register the 900,000 shares issued to Mr. Longo and to hold such shares in escrow for Mr. Longo. In the event any of the shares of common stock pledged by Mr. Longo to Cornell are forfeited to Cornell, Mr. Longo shall retain the rights to the same number of shares of common stock issued by the Company directly to him. In the event the shares of common stock pledged to Cornell are returned to Mr. Longo, Mr. Longo shall return to the Company for cancellation the same number of shares of common stock that were returned to Mr. Longo by Cornell.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by the Company’s independent public accountants for the audit of the Company’s annual financial statements in fiscal 2005 and fiscal 2004 and fees billed for audit-related services, tax services and all other services rendered by the Company’s independent public accountants for fiscal 2005 and fiscal 2004.

	Fiscal 2005	Fiscal 2004
(in thousands)

Audit Fees (1)	$77.4	$40.5
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)
Kostin, Ruffkess & Company, LLC served as the Company’s independent public accountants for until January 31, 2005, when they discontinued providing services to the Company. The board of directors, upon recommendation and approval of the audit committee, retained the auditing services of Marcum & Kliegman LLP, effective February 1, 2005, to act as the Company’s independent public accountants to audit and certify the Company’s financial statements for the fiscal year ended October 31, 2005. Of the $77,399 in audit fees during fiscal 2005, fees of Kostin, Ruffkess & Company, LLC were $38,616, and fees of Marcum & Kliegman LLP were $38,616.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee Charter provides for pre-approval (either on a case-by-case basis or in accordance with detailed policies and procedures established by the Audit Committee) of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2006.

STARTECH ENVIRONMENTAL CORPORATION
(Registrant)

BY: /S/ Joseph F. Longo
Joseph F. Longo
Chairman, Chief Executive Officer, President and Director

BY: /S/ Peter J. Scanlon
Peter J. Scanlon
Chief Financial Officer, Secretary, Vice President, and
Principal Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph F. Longo and Peter J. Scanlon, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this Amendment No. 1 on Form 10-K/A and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following person on behalf of the Company and in the capacities and on this 28th day of February 2006.

SIGNATURES	TITLE
/s/ Joseph F. Longo Joseph F. Longo	Chairman, Chief Executive Officer, President & Director
/s/ John J. Fitzpatrick * John J. Fitzpatrick	Director
/s/ Joseph A. Equale * Joseph A. Equale	Director
/s/ Nicholas S. Perna * Nicholas S. Perna	Director
/s/ L Scott Bernard * L Scott Bernard	Director

* By Peter J. Scanlon, as attorney-in-fact.