Form 10-Q
period 2006-01-31
STARTECH ENVIRONMENTAL CORP
filed 2006-03-21
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2006


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

                                 (203) 762-2499
                                 --------------
               (Registrants telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [  ]   Non-accelerated filer [X]

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [ x ]

     As of March 17, 2006, 18,773,367 shares of common stock were outstanding.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - January 31, 2006
         and October 31, 2005                                                1

         Condensed consolidated statements of operations for the
         three months ended January 31, 2006 and 2005                        2

         Condensed consolidated statements of cash flows for the
         three months ended January 31, 2006 and 2005                        3

         Notes to condensed consolidated financial statements               4-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10-16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          17

Item 4.  Controls and Procedures                                           17-18

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  19
Item 1A. Risk Factors                                                       19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.  Defaults Upon Senior Securities                                    19
Item 4.  Submission of Matters to a Vote of Security Holders                19
Item 5.  Other Information                                                  19
Item 6.  Exhibits                                                           19
Signatures                                                                  20


                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                     STARTECH ENVIRONMENTAL CORPORATION
                                    Condensed Consolidated Balance Sheets

                                                                                   January 31,      October 31,
                                                                                      2006             2005
                                                                                   (unaudited)
                                                                                   ------------    ------------
                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                                       $  2,353,472    $  2,489,529
   Accounts receivable                                                                  157,925          56,106
   Inventory                                                                            326,392         326,392
   Prepaid expenses and other current assets                                              4,008          40,008
                                                                                   ------------    ------------

Total current assets                                                                  2,841,797       2,912,035

Equipment and leasehold improvements, net                                             2,229,869       2,141,755

Deferred financing costs, net                                                           179,721         251,610
Deferred offering costs                                                                 239,595         239,595
Other assets                                                                             89,266          89,266
                                                                                   ------------    ------------


Total assets                                                                       $  5,580,248    $  5,634,261
                                                                                   ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable                                                                $    201,071    $    109,225
   Other accrued expenses                                                               389,396         363,351
   Convertible notes, net of deferred debt discount of $1,355,123 and $1,897,871
     respectively                                                                       944,877         402,129
   Detachable warrants                                                                  460,098         819,884
   Conversion option on convertible notes                                               402,054       1,098,758
   Customer deposits and deferred revenue                                             1,522,720       1,187,796
   Capital lease - short-term                                                              --               242
                                                                                   ------------    ------------

      Total current liabilities                                                       3,920,216       3,981,385
                                                                                   ------------    ------------


Commitments and Contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued and
  outstanding                                                                              --              --
Common stock; no par value; 800,000,000 shares authorized; 25,970,267 issued and 18,773,367 outstanding at January 31, 2006; 23,121,569 issued and
  18,641,569 outstanding at October 31, 2005                                         25,374,721      25,142,363
Additional paid-in-capital                                                            1,957,005       1,742,745
Deferred offering costs                                                                (990,000)       (990,000)
Accumulated deficit                                                                 (24,681,694)    (24,242,232)
                                                                                   ------------    ------------

      Total stockholders' equity                                                      1,660,032       1,652,876
                                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                                         $  5,580,248    $  5,634,261
                                                                                   ============    ============


                 See accompanying notes to the condensed consolidated financial statements.


                            STARTECH ENVIRONMENTAL CORPORATION
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)


                                                                    Three Months Ended
                                                                        January 31,
                                                               ----------------------------
                                                                   2006            2005
                                                               ------------    ------------

Revenue                                                        $    364,197    $     32,985

Cost of sales                                                        53,103            --
                                                               ------------    ------------

Gross profit                                                        311,094          32,985
                                                               ------------    ------------


Operating Expenses:
Selling expenses                                                    197,068         205,692
Research and development expenses                                    78,222          85,210
General and administrative expenses                                 879,142         723,611
Depreciation and amortization expenses                               47,769          52,959
                                                               ------------    ------------
Total operating expenses                                          1,202,201       1,067,472
                                                               ------------    ------------

Loss from operations                                               (891,107)     (1,034,487)

Other income (expense):
  Interest income                                                    15,736           6,311
  Interest expense                                                  (57,977)           (130)
  Amortization of deferred financing costs                          (71,889)           --
  Amortization of deferred debt discount                           (542,748)           --
  Change in value of warrants and conversion option               1,056,490            --
  Other income                                                       52,033          49,796
                                                               ------------    ------------
     Total other income(expense)                                    451,645          55,977
                                                               ------------    ------------

Income tax  expense                                                    --            10,076
                                                               ------------    ------------

Net loss                                                       ($   439,462)   ($   988,586)
                                                               ============    ============

Per share data:
Net loss per share-basic and diluted                           ($      0.02)   ($      0.06)
                                                               ============    ============
Weighted average common shares outstanding-basic and diluted     18,651,890      17,837,406
                                                               ============    ============


        See accompanying notes to the condensed consolidated financial statements.

                                             2

                       STARTECH ENVIRONMENTAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                             January 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                          $  (439,462)   $  (988,586)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Stock based compensation                            214,260           --
     401(k) match through issuance of common stock        16,358         14,422
     Depreciation and amortization                        47,769         52,959
     Amortization of deferred financing costs             71,889           --
     Amortization of deferred debt discount              542,748           --
     Change in value of warrants and conversion       (1,056,490)          --
     option
Changes in operating assets and liabilities
     Accounts receivable                                (101,819)          --
     Prepaid expense and other current assets             36,000         (1,282)
     Accounts payable                                     91,846       (181,856)
     Customer deposits and deferred revenue              334,924        (32,985)
     Accrued expenses                                     26,045        (86,051)
                                                     -----------    -----------
Net cash used in operating activities                   (215,932)    (1,223,379)
                                                     -----------    -----------

Cash flows used in investing activities:
     Purchase of equipment                              (135,883)      (154,842)
                                                     -----------    -----------
Net cash used in investing activities                   (135,883)      (154,842)
                                                     -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of options, warrants
     and common stock issuance                           216,000        841,890
Repayment of capital lease payable                          (242)        (2,449)
                                                     -----------    -----------
Net cash provided by financing activities                215,758        839,441
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (136,057)      (538,780)

Cash and cash equivalents, beginning                   2,489,529      2,401,061
                                                     -----------    -----------

Cash and cash equivalents, ending                    $ 2,353,472    $ 1,862,281
                                                     ===========    ===========


   See accompanying notes to the condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Management Liquidity Plans.
--------------------------------------------------------------

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has no significant revenues, suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has historically satisfied its capital needs primarily from the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") and a Standby Equity Distribution Agreement (the "Standby Agreement") with Cornell Capital Partners, L.P. and its affiliates ("Cornell"). The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures. This entire amount was funded during September and October 2005. The Standby Agreement requires Cornell, at the Company's option, to purchase up to an aggregate of $20,000,000 of the Company's common stock, subject to certain limitations as discussed in Note 6, over a two-year period commencing on the effective date of a registration statement filed with the Securities and Exchange Commission ("SEC").

     Management of the Company is continuing its efforts to secure additional funds through equity and/or debt instruments. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Stock-Based Compensation.
----------------------------------

     For the three months ended January 31, 2006, the Company incurred stock-based compensation expense of $214,260. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to November 1, 2005, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

     As a result of adopting SFAS 123R, the impact to the Consolidated Condensed Financial Statements for the three months ended January 31, 2006 on net loss for the three months ended January 31, 2006 was $214,260 greater than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended January 31, 2006 was $0.01 per share.

     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

                                                  Three months ended
                                                     January 31
                                                --------------------
                                                2006            2005
                                                ----            ----
           Risk-free interest rate              4.31%           4.70%
           Dividend yield                        N/A             N/A
           Expected volatility                   81%             123%
           Expected life in years                 6               10

     For the quarter ended January 31, 2005, there was no effect on net earnings and basic and diluted net earnings per share by applying the fair value recognition provisions of SFAS 123, since there was no pro forma expense relating to this period.


Note 3 - Inventory.
-------------------

     Inventory consists of raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Note 4 - Equipment and Leasehold Improvements.
----------------------------------------------

     Equipment and leasehold improvements consist of the following:

                                      Useful Life     October 31,    October 31,
                                       (In years)        2006           2005
                                       ----------        ----           ----

Computer equipment                        3-5           $237,925       $236,851
Equipment                                 7-15         2,067,759      2,043,725
Furniture and fixtures                    3-7            144,383        144,383
Leasehold improvements                    4-7            109,993        108,096
Other                                     4-7             23,625         23,625
                                                          ------         ------
                                                       2,583,685      2,556,680
Less: accumulated depreciation                       (1,058,696)    (1,010,926)
                                                     -----------    -----------
                                                       1,524,989      1,545,754
Construction in progress                                 704,880        596,001
                                                         -------        -------
Total equipment and leasehold improvements            $2,229,869     $2,141,755
                                                      ==========     ==========

     Construction in progress includes the costs of constructing the Company's proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Depreciation expense totaled $47,769 and $52,959 for the three months ended January 31, 2006 and 2005, respectively.

Note 5 - Convertible Note.
--------------------------

     On September 15, 2005, the Company entered into a Purchase Agreement and a Standby Equity Distribution Agreement with Cornell. The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures of which $1,150,000 was funded within five business days of the date of the Purchase Agreement and the balance was funded on October 19, 2005. The Debentures, which mature in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. The Company can prepay the debentures at anytime upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The debentures are secured by substantially all of the Company's assets and shares of common stock as discussed below.

     The Purchase Agreement requires the Company to file a registration statement within 30 days of the date of the agreement and to use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the Purchase Agreement, which was extended to April 15, 2006. In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the Purchase Agreement.

     The debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock.

     In connection with the issuance of the debentures, the Company issued to Cornell a warrant to purchase 650,000 shares of the Company's common stock for a period of three years with an exercise price per share of $2.53.

     The gross proceeds of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option was accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the three months ended January 31, 2006, the Company reflected a gain of $1,056,490 representing a change in the value of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over a period of one year. Accordingly, the Company recorded a charge $542,748 for the three months ended January 31, 2006.

     The Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the convertible note. These fees have been recorded as deferred financing costs and charged to interest expense through the maturity date of the debentures. Amortization expense for the three months ended January 31, 2006 amounted to $71,889.

     In connection with the Purchase Agreement, the Company and its Chief Executive Officer and President, agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the convertible notes. Such shares are to be held in escrow until all amounts due under the convertible notes are paid in full. The Company has issued 900,000 shares of restricted common stock to its President in place of the shares of common stock being pledged pursuant to the Escrow Agreement. These shares will be held in escrow and will only be released to the President in the event any of the pledged shares are forfeited or released pursuant to the terms of the Escrow Agreement.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Stockholders' Equity.
------------------------------

     On September 16, 2005, the Company entered into the Purchase Agreement and a Standby Equity Distribution Agreement with Cornell. The Standby Agreement requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The Company issued to Cornell 386,956 shares of the Company's common stock valued at $979,000 as a fee for entering into the Agreement and issued 4,348 shares valued at $11,000 to the placement agent. In addition, the Company incurred legal and various other costs of $239,595 in connection with this transaction. These costs have been charged to deferred offering costs. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fees aggregating $25,000. The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. However, Cornell may not own more than 9.9% of the outstanding common stock at any time. As of January 31, 2006, the Company has not issued any shares under the Purchase Agreement.

On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the "Mercatus Agreements") with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Mercatus Agreements, the Company has agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the "Mercatus Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares have been placed in escrow. The Company has not yet received any proceeds pursuant to the Mercatus Agreements.

Note 7 - Operating Leases,
--------------------------

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases expiring between 2006 and 2008.

     The Company's corporate headquarters is located in Wilton, Connecticut where the Company leases 5,800 square feet of office space from CD Station, LLC as landlord. The lease and taxes provides for monthly payments of $18,038 to December 2006, when the lease expires. The Company's Product Showroom is located in Bristol, Connecticut, where the Company leases 10,800 square feet of office space from Tunxis Management as landlord. The lease provides for monthly payments of $8,166 to June 2008, when the lease expires.

     The Company's Manufacturing facility is also located in Bristol, Connecticut, where the Company leases 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $5,750. This lease arrangement is on a month to month basis.

     Rent expense for the three months ended January 31, 2006 and 2005 was $95,468 and $92,185, respectively. The following table shows the future lease commitments for the corporate headquarters at Wilton, Connecticut, the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol,
Connecticut:

         Fiscal Year       Annual Rent
         -----------       -----------
         2006               $278,285
         2007                175,100
         2008                122,300

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments.
---------------------

Employment Agreements

     On September 30, 2004, the Board of Directors approved the terms of an employment agreement between Joseph F. Longo and the Company. Mr. Longo will serve as the Chief Executive Officer and President and will be paid an annual salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, unless extended by the Company.

     On December 1, 2005, the Company reached an agreement with Ralph Dechiaro, its Vice President of Business Operations, pursuant to which the Company agreed to award Mr. Dechiaro options to purchase 25,000 shares of common stock at an exercise price equal to the closing price of the Company's common stock on December 14, 2005. One half of these options vested on January 1, 2006 and the other half vest on June 30, 2006. In addition, the Company agreed to grant Mr. Dechiaro a one-time bonus/incentive award of $20,000, payable in cash, less applicable taxes, which was paid on December 23, 2005. The Company also agreed to provide Mr. Dechiaro with a severance package, as defined. Should Mr. Dechiaro voluntarily resign, severance pay would not apply.

     On December 13, 2005, the Company reached an agreement with its Chief Financial Officer ("CFO"). Peter Scanlon. that provides for additional compensation equal to $6,000 per month through May 2006 and a severance package based on years of service.

License Agreement

     The Company has a licensing agreement for the development, hardware manufacture and technology exploitation within the waste and non-waste industry application for Hydrogen Selective Membranes. This agreement provides for the exclusive right to utilize this Hydrogen Selective Membrane technology for all applications in the principles of plasma arc technology. This agreement was effective July 8, 2001 and extends for a period of 20 years.

DOE Grant

     The Company received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program was initiated in October 2004 and was completed by September 2005. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the three months ended January 31, 2006, the Company received $52,033 under this grant. The Company has received approval to further develop the hydrogen project. Such development should extend through 2006.



Concentration of Credit Risk

The Company's cash and cash equivalents consist of cash balances at two financial institutions and short-term high quality liquid investments with maturitiesof less than thirty days. The short-term investments are high quality commercial paper, U.S. Treaury notes and U.S. Treasury bills. Unrealized gains and losses were not material during the quarters ended January 31, 2006 and 2005. No realized gains or losses were recorded during the quarters ended January 31, 2006 and 2005. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At January 31, 2006, uninsured cash balances were approximately $844,695. The Company believes it is not exposed to any significant credit risk for cash.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Employee Benefit Plan.
-------------------------------

     The Company sponsors an employee savings plan designed to qualify under
Section 401K of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first six percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the three months ended January 31, 2006 and 2005 were $16,358, and $14,422, respectively. These contributions were paid through the issuance of 8,798, and 2,654 shares of common stock, respectively.

Note 10 - Subsequent Events.
----------------------------

     On March 15, 2006, the Company announced that it and Future Fuels, Inc.
(FFI), a subsidiary of Nuclear Solutions, Inc. (OTCBB: NSOL) of Washington, D.C., have formed a Strategic Alliance Agreement to mutually obtain contracts for waste-to-ethanol facilities. The Company has also received the Letter Of Intent from FFI for FFI's purchase of a 100 ton-per-day Startech Plasma Converter System (PCS) for installation in the first-of-its-kind Waste-to-Ethanol Facility in Toms River scheduled to go on-line in late 2007.

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

     By concentrating on re-positioning the Company for long-term growth, we did not achieve the sales goals we had anticipated would occur in the 2003, 2004 and 2005 fiscal years. However, we believe this new way of approaching the market over time will help achieve maximum penetration in the shortest timeframe.

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

     Since 1995, we have been actively educating and promoting to our customers the benefits of the plasma converter over other forms of waste remediation technologies. Ongoing education of the public and government is continuing. Like most new technologies we have been met with varying degrees of resistance. A rising comfort level with our plasma converter technology resulting in part from our educational and informational efforts has created additional awareness in the marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including facility ownership or management.Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials; what many would now call waste we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build own operate/build own transfer of ownership facilities, joint development projects and engineering services.

Developments During the Three Months Ended January 31, 2006

The Mihama Plasma Converter in Japan

     The system, now owned by Mihama, has been installed in the Hiemji, Japan facility and has been systemized. Mihama, Inc is acquiring the appropriate PCB (polychlorinated byphenyls) laddened test material for the operating program. Startech is preparing the training program for operator certification to initiate the demonstration test program. The current plan is to dispatch our field service technicians to the Hiemji site and to complete a final equipment review, operator certification and the PCB processing. As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

Poland

     The initial contracts signed in Poland are still pending project funding and remain in the financial development stage, however two of the contracts previously announced are being modified to increase their size and designated waste streams.

     o The Eko Plasma project will be initiated and is expanding beyond a 10 TPD Plasma Converter Processing Facility that will process various hazardous waste streams including Medical and Industrial waste from surrounding municipalities. The project has been submitted for financing and the site has been selected. All permits have been issued.

     o The Ekologia project previously announced will be increased from 10 TPD to 100 TPD Plasma Processing Facility that will process animal meal and hazardous waste. This Plasma Converter System will be operated to increase the selected output gas which will be sold to the neighboring chemical plant.

     o The Chempol project previously announced is continuing with the initial 10 TPD Plasma Converter.

     The two 300 TPD Plasma Converter Processing Facilities contracts signed with Eco Group of America, Inc. are undergoing financing and the structuring of waste and power contracts within Poland. The contracted business entities have changed project ownership and we are in discussion with Eco-Group of America for contract scope modification and assignment. The project sites have been approved as initially announced and remain the same.

     Multiple new projects are being developed in Poland to process wastes ranging from MSW to Pesticides.

DOE StarCell Test Program

     Startech has issued the Phase I Test Report to DOE and is awaiting comment. We have initiated the Phase II test program which was previously approved and are preparing the planning and associated test protocols. During this test cycle which is planned to be completed during 2006, Startech will implement the lessons learned form the Phase I testing to augment the Plasma Converter System and complete modifications to the StarCell ceramic membranes to enhance performance and production yield.

Vitech

     The customer will be processing 20,000 pounds per day of Reverse Logistic Pharmaceuticals. Reverse Logistic Pharmaceuticals are items such as expired drugs and medications from retailers and manufacturers that must be destroyed. Vitech expects to break ground on construction and place an order for their first 10 ton per day system within a few months.

GlobalTech

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

Mercatus Stock Purchase Agreement

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the "Mercatus Agreements") with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Mercatus Agreements, the Company has agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the "Mercatus Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Herriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares have been placed in escrow. The Company has not yet received any proceeds pursuant to the Mercatus Agreements.

     In connection with the Mercatus Agreements, the Company has agreed to pay to e3 Energy Company a one-time finder's fee consisting of the following: (a) five year warrants to purchase shares of Common Stock for cash in an amount equal to 5% of the number of Shares issued to Mercatus pursuant to the Mercatus Agreements at an exercise price per share of $3.00, which warrants shall not be exercisable for a period of one year following the date of issuance, (b) a cash fee equal to 5% of the gross proceeds raised pursuant to the Mercatus Agreements, and (c) restricted shares of Common Stock in an amount equal to 5% of the number of Mercatus Shares issued to Mercatus pursuant to the Mercatus Agreements.

     These issuances are exempt from registration by virtue of Regulation S of the Securities Act of 1933, as amended, because Mercatus is not a U.S. Person (as defined under Regulation S), is not purchasing the Shares for the account or benefit of a U.S. Person, the purchase was made in an "offshore transaction" and there were no "directed selling efforts" in the United States.

Ansaldo Energia S.p.A.

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

PlasTech Solutions

     On January 3, 2006, the Company announced that Plastech Solutions, Ltd. paid Startech $703,000 to commence manufacturing for Plastech's purchase of a 10 ton-per-day Plasma Converter System. The Company announced that it would begin the manufacturing process in early February, 2006 with the delivery scheduled for a date later in the year. The contract calls for fixed scheduled payments to be made during the 2006 manufacturing cycle. The $703,000 payment did not include the $250,000 Plastech paid for the Distributorship.

     On February 2, 2006, the Company, announced that the manufacturing of the 10 ton-per-day Plasma Converter System purchased by PlasTech Solutions, Ltd. has been put into production. The commencement of the manufacturing process scheduled for February 6, 2006, actually started two-weeks ahead of schedule on January 24, 2006. Delivery is scheduled for a date later in the year.

     PlasTech Solutions, Ltd. of New South Wales, Australia is Startech's exclusive distributor for Australia, New Zealand and Oceana. The first-of-its-kind Startech 10 TPD Plasma Converter in the PlasTech territory will be processing an assortment of industrial and institutional wastes. The processing facility will also serve as the PlasTech demonstration facility to support its Plasma Converter sales program. PlasTech plans to include two more 20,000 pound-per-day Plasma Converter Systems in the new facility.

Plasma Converter Puerto Rico Project

     Plasma Tech Caribbean Corp. is the Startech Distributor in the Caribbean. On January 26, 2006, Plasma Tech announced, in a journal called Caribbean Business, that it is planning to invest $40 million in the construction of a Plasma Converter System (PCS) facility in Barceloneta, Puerto Rico. The site has already been chosen and Plasma Tech is currently in acquisition arrangements. The multipurpose facility in Barceloneta will consist of one PCS unit to be used for research and development as well as for sales demonstrations, and two larger PCS units to be used in the processing of discarded hazardous materials from the pharmaceutical and biomedical industries for the production of clean, alternative fuels such as methanol and propane. The facility will feature many "green-building" technologies such as integrated photovoltaic cells, rainwater harvesting, and others.

From Tires to Ethanol

     On March 15, 2006, the Company, announced that it and Future Fuels, Inc.,
(FFI) a subsidiary of Nuclear Solutions, Inc., (OTCBB: NSOL) of Washington, D.C., have formed a Strategic Alliance Agreement to mutually obtain contracts for waste-to-ethanol facilities and also for FFI's own $84 million Waste-to-Ethanol Facility to be constructed in Toms River, New Jersey.

     The Company has also received the Letter Of Intent from FFI for FFI's purchase of a 100 ton-per-day Startech Plasma Converter System (PCS) for installation in the first-of-its-kind Waste-to-Ethanol Facility in Toms River, scheduled to go on-line in late 2007. The PCS will safely and completely destroy the tires in its process that results in a clean synthesis gas product called Plasma Converted Gas (PCG)(TM). The Plasma Converter will be attached to the front of the FFI system. PCG produced will be piped directly into the FFI system to make commercial fuel-grade ethanol for sale. Plans also call for the Toms River Facility expansion to include a series of additional Startech 100 ton-per-day modular Plasma Converter Systems.

     FFI is implementing its proprietary technology and process to convert low-end carbonaceous waste materials such as used tires, petro-waste, waste coal, wood wastes, raw sewage, discarded corn stalks, residential waste, industrial waste and agricultural byproducts into ethanol; a clean renewable fuel.

     The New Jersey Economic Development Authority announced that the resolution for the preliminary approval of $84 million tax-exempt bond financing for FFI has been fully executed and officially adopted by the State of New Jersey. The tax-exempt bonds will be used for the design, construction and start-up of the first-of-its-kind 52 million gallon per year waste-to-ethanol production facility in Toms River, New Jersey. The official resolution approval enables FFI to proceed with the bond rating, underwriting, and the placement process to secure the funds.


Results of Operations

Comparison of three months ended January 31, 2006 and 2005

     Revenues. Total revenues were $364,197 for the three months ended January 31, 2006, as compared to $32,985 for the same period in 2005, an increase of $331,212. For the three months ended January 31, 2006, a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain, Additionally revenues were derived from the completed installation in Mihama. The revenue for the three months ending January 31, 2005 was related to upgrades and spare parts that were shipped to Mihama, located in Japan. Such aspects of the Company's business has not reoccurred in fiscal 2005

     Gross Profit. Gross profit was $311,094 for the three months ended January 31, 2006, compared to a gross profit of $32,985 in the same period in 2005, or an increase of $278,109 from the same period in 2005 or 843.1%. Gross margins were directly impacted due to the revenue recognized from the distributorship agreements.

     Selling Expenses. Selling expenses for the three months ended January 31, 2006 were $197,068, compared to $205,692 for the same period in the prior year, a decrease of $8,624, or 4.2%. Selling expenses decreased as a result of lower consulting expenses and lower marketing activity.

     Research and Development Expenses. Research and development expenses for the three months ended January 31, 2006 were $78,222, compared to $85,210 for the same period in the prior year, a decrease of $6,988 or 8.2%. This decrease was related to a decrease in travel expenses.

     General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2006 were $879,142, compared to $723,611 for the same period in 2005, an increase of $155,531 or 21%. This increase was related to higher interest expenses, higher legal and accounting expenses, and stock based compensation in 2005.

     Interest Income. Interest income for the three months ended January 31, 2006 was $15,736, compared to $6,311 in the same period in 2005, an increase of 149.3%. The increase is due to higher returns on their investments and higher average interest rates.

Liquidity and Capital Resources

     As of January 31, 2006, we had cash and cash equivalents of $2,353,472 and a working capital deficiency of $1,078,419. During the three months ended January 31, 2006, our cash and cash equivalents decreased by $136,057.

     The Company has historically satisfied its capital needs primarily from the sale of equity securities. We are currently in discussions with several funding sources to raise additional capital through the issuance of additional equity securities. The Company has been actively engaged in an effort to secure financing from other investment sources. If we are unable to secure financing we may not be able to maintain operations as presently conducted and may cease operating as a going concern.

     On September 15, 2005, the Company entered into the Purchase Agreement and Standby Agreement with Cornell. The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures of which $1,150,000 was funded within five business days of the date of the Purchase Agreement and the balance was funded on October 19, 2005. The Debentures, which mature in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. The Company can prepay the debentures at anytime upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The debentures are secured by substantially all of the Company's assets and shares of common stock as discussed below.

     The Purchase Agreement requires the Company to file a registration statement within 30 days of the date of the agreement and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission within 120 days of the date of the agreement, which was extended to April 15, 2006. In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the agreement.

     The debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock.

     In connection with the Purchase Agreement, the Company and its Chief Executive Officer and President, Joseph F. Longo, agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the convertible notes. Such shares are to be held in escrow until all amounts due under the convertible notes are paid in full. The Company has issued 900,000 shares of restricted common stock to its President in place of the shares of common stock being pledged pursuant to the Escrow Agreement. These shares will be held in escrow and will only be released to the President in the event any of the pledged shares are forfeited or released pursuant to the terms of the Escrow Agreement.

     On September 16, 2005 the Company entered into a Purchase Agreement and a Standby Agreement with Cornell. The Standby Agreement requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time. As of January 31, 2006, the Company has not issued any shares under this agreement.

     Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. Unrealized gains and losses were not material during the quarter ended January 31, 2006 and 2005. No realized gains or losses were recorded during the quarter ended July 31, 2005 or 2004.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

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


Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and material weaknesses, under standards established by the American Institute of Certified Public Accountants. The first material weakness we identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. The second material weakness we identified is in our ability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. During the three month period ended January 31, 2006, we consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although we believe that these events are unique, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the three month period ending January 31, 2006. As a result, we are confident that our financial statements for the quarter ended January 31, 2006 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the quarter ended January 31, 2006 or any prior period.

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     There have been no material changes to the Company's risk factors as set forth in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On January 26, 2006, the Company received cash proceeds in the amount of $216,000 from the exercise of warrants to purchase 120,000 shares of common stock. Exemption from registration under the Securities Act of 1933, as amended, was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

     On December 31, 2005, the Company issued 8,798 shares of common stock to its 401(k) plan as a matching contribution.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None

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

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     ----------

     *    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2006.


                                          STARTECH ENVIRONMENTAL CORPORATION
                                          (Registrant)


                                          BY: /S/ Joseph F. Longo
                                              -----------------------
                                              Joseph F. Longo
                                              Chairman, Chief Executive Officer,
                                              President and Director

                                          BY: /S/ Peter J. Scanlon
                                              -----------------------
                                              Peter J. Scanlon
                                              Chief Financial Officer,
                                              Secretary, Vice President, and
                                              Principal Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 21st day of March 2006.


SIGNATURES                        TITLE

/s/ Joseph F. Longo               Chairman, Chief Executive Officer,
-------------------               President  & Director
Joseph F. Longo


/s/ John J. Fitzpatrick           Director
-----------------------
John J. Fitzpatrick


/s/ Joseph A. Equale              Director
--------------------
Joseph A. Equale


/s/ Nicholas S. Perna             Director
---------------------
Nicholas S. Perna


/s/ L Scott Bernard               Director
-------------------
L Scott Bernard