Form 10-Q
period 2006-04-30
STARTECH ENVIRONMENTAL CORP
filed 2006-06-09
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2006


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

     As of June 8, 2006, 20,636,533 shares of common stock were outstanding.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets - April 30, 2006
            and October 31, 2005                                             1

          Condensed consolidated statements of operations for the
            three and six months ended April 30, 2006 and 2005               2

          Condensed consolidated statements of cash flows for the
            six months ended April 30, 2006 and 2005                         3

          Notes to condensed consolidated financial statements              4-10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-17

Item 3.   Quantitative and Qualitative Disclosure about Market Risk         18

Item 4.   Controls and Procedures                                          18-19


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                 20
Item 1A.  Risk Factors                                                      20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       20
Item 3.   Defaults Upon Senior Securities                                   20
Item 4.   Submission of Matters to a Vote of Security Holders               20
Item 5.   Other Information                                                 21
Item 6.   Exhibits                                                          21


                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 STARTECH ENVIRONMENTAL CORPORATION
                                Condensed Consolidated Balance Sheets

                                                                          April 30, 2006    October 31,
                                                                           (unaudited)         2005
                                                                           ------------    ------------
                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                               $  1,197,109    $  2,489,529
   Accounts receivable                                                           39,188          56,106
   Inventory                                                                    326,392         326,392
   Prepaid expenses and other current assets                                      4,507          40,008
                                                                           ------------    ------------

Total current assets                                                          1,567,196       2,912,035

Equipment and leasehold improvements, net                                     2,144,865       2,141,755

Deferred financing costs, net                                                    48,544         251,610
Deferred offering costs                                                         239,595         239,595
Other assets                                                                     89,266          89,266
                                                                           ------------    ------------


Total assets                                                               $  4,089,466    $  5,634,261
                                                                           ============    ============

                Liabilities and Stockholders' (Deficiency) Equity
                -------------------------------------------------

Current liabilities:
   Accounts payable                                                        $    120,975    $    109,225
   Accrued expenses                                                             290,059         363,351
   Convertible notes, net of deferred debt discount of $388,715 and
   $1,897,871 respectively                                                      668,071         402,129
   Detachable warrants                                                        1,267,383         819,884
   Conversion option on convertible notes                                       930,366       1,098,758
   Customer deposits and deferred revenue                                     1,456,744       1,187,796
   Capital lease - short-term                                                      --               242
                                                                           ------------    ------------

      Total current liabilities                                               4,733,598       3,981,385
                                                                           ------------    ------------


Commitments and Contingencies

Stockholders' (deficiency) equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued
     and outstanding                                                               --              --
Common stock; no par value; 800,000,000 shares authorized; 26,523,433 issued and 19,320,845,  outstanding at April 30, 2006; 23,121,569
     issued and 18,641,569 outstanding at October 31, 2005                   26,404,445      25,142,363
Additional paid-in-capital                                                    3,542,119       1,742,745
Deferred offering costs                                                        (990,000)       (990,000)
Deferred compensation                                                          (298,187)           --
Accumulated deficit                                                         (29,302,509)    (24,242,232)
                                                                           ------------    ------------

      Total stockholders' (deficiency) equity                                  (644,132)      1,652,876
                                                                           ------------    ------------
Total Liabilities and Stockholders' (Deficiency) Equity                    $  4,089,466    $  5,634,261
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


                                            STARTECH ENVIRONMENTAL CORPORATION
                                     Condensed Consolidated Statements of Operations
                                                      (Unaudited)

                                                                   Three Months Ended               Six Months Ended
                                                                        April 30,                       April 30,
                                                              -------------------------------------------------------------
                                                                   2006            2005            2006            2005
                                                               ------------    ------------    ------------    ------------

Revenue                                                        $    111,464    $     32,985    $    475,662    $     65,970

Cost of sales                                                        82,638            --           135,741            --
                                                               ------------    ------------    ------------    ------------

Gross profit                                                         28,826          32,985         339,921          65,970
                                                               ------------    ------------    ------------    ------------


Operating expenses:
Selling expenses                                                    161,629         199,702         358,698         437,154
Research and development expenses                                    84,980          84,980         163,202         170,190
General and administrative expenses                                 801,037         814,330       1,680,179       1,506,179
Depreciation and amortization expenses                               48,723          53,660          96,492         106,619
                                                               ------------    ------------    ------------    ------------
Total operating expenses                                          1,096,369       1,152,672       2,298,571       2,220,142
                                                               ------------    ------------    ------------    ------------

Loss from operations                                             (1,067,543)     (1,119,687)     (1,958,650)     (2,154,172)

Other income (expense):
  Interest income                                                    20,394           5,054          36,130          11,366
  Interest expense                                                  (56,507)            (59)       (114,484)           (189)
  Amortization of deferred financing costs                         (131,177)           --          (203,066)           --
  Amortization of deferred debt discount                           (966,409)           --        (1,509,157)           --
  Change in value of warrants and conversion option              (2,406,597)           --        (1,350,107)           --
  Other (expense) income                                            (10,301)        154,196          41,732         203,992
                                                               ------------    ------------    ------------    ------------
     Total other income(expense)                                 (3,550,597)        159,191      (3,098,952)        215,169


Income tax  expense                                                   2,675           4,919           2,675          14,995
                                                               ------------    ------------    ------------    ------------

Net loss                                                       ($ 4,620,815)   ($   965,415)   ($ 5,060,277)   ($ 1,953,998)
                                                               ============    ============    ============    ============

Per share data:
Net loss per share-basic and diluted                           ($      0.25)   ($      0.05)   ($      0.27)   ($      0.11)
                                                               ============    ============    ============    ============
Weighted average common shares outstanding-basic and diluted     18,823,028      17,856,833      18,736,083      17,846,712
                                                               ============    ============    ============    ============


                       See accompanying notes to the condensed consolidated financial statements.


                        STARTECH ENVIRONMENTAL CORPORATION
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                               Six Months Ended
                                                                  April 30,
                                                         --------------------------
                                                            2006            2005
                                                         -----------    -----------
Cash flows from operating activities:
   Net loss                                              $(5,060,277)   $(1,953,998)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Stock based compensation                                430,187           --
     401(k) match through issuance of common stock            36,484         33.849
     Depreciation and amortization                            96,492        106,619
     Amortization of deferred financing costs                203,066           --
     Amortization of deferred debt discount                1,509,157           --
     Change in value of warrants and conversion option     1,350,107           --
Changes in operating assets and liabilities
     Accounts receivable                                      16,918           --
     Inventory                                                  --          259,460
     Notes receivable                                           --         (400,000)
     Prepaid expenses and other current assets                35,501         (1,500)
     Accounts payable                                         11,750        (61,024)
     Customer deposits and deferred revenue                  268,948        434,030
     Accrued expenses                                        (73,292)       (67,302)
                                                         -----------    -----------
Net cash used in operating activities                     (1,174,959)    (1,649,866)
                                                         -----------    -----------

Cash flows used in investing activities:
     Purchase of equipment                                   (99,603)      (481,693)
                                                         -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of options, warrants
        and common stock issuance                           225, 598        886,736
     Repayment of convertible note                          (243,214)          --
     Repayment of capital lease payable                         (242)        (3,261)
                                                         -----------    -----------
Net cash used in financing activities                        (17,858)       883,475
                                                         -----------    -----------

Net decrease in cash and cash equivalents                 (1,292,420)    (1,248,084)

Cash and cash equivalents, beginning                       2,489,529      2,401,061
                                                         -----------    -----------

Cash and cash equivalents, ending                        $ 1,197,109    $ 1,152,977
                                                         ===========    ===========


   See accompanying notes to the condensed consolidated financial statements.

                                        3

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Management Liquidity Plans.
--------------------------------------------------------------

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. Operating results for the three and six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has no significant revenues, has suffered significant and recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has historically satisfied its capital needs primarily from the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") and a Standby Equity Distribution Agreement (the "Standby Agreement") with Cornell Capital Partners, L.P. and its affiliates ("Cornell"). The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures. This entire amount was funded in September and October 2005. In March 2006 and April 2006, the Company made principal payments aggregating $243,214 toward the secured convertible debenture. On April 22, 2006, Cornell converted $1,000,000 of the secured convertible debenture into 543,478 shares of common stock. The Standby Agreement requires Cornell, at the Company's option, to purchase up to an aggregate of $20,000,000 of the Company's common stock, subject to certain limitations as discussed in Note 6, over a two-year period commencing on the effective date of a registration statement filed with the SEC. In addition, on May 23, 2006, the Company received cash proceeds of $2,600,000 for the sale of 1,300,000 shares of common stock pursuant to a private placement transaction. See Note 12.

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

Note 2 - Stock-Based Compensation.
----------------------------------

     For the three and six months ended April 30, 2006, the Company incurred stock-based compensation expense of $215,927 and $430,187, respectively. Prior to November 1, 2005, the Company accounted for stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below market price at the date of grant. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to November 1, 2005, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense after the adoption of SFAS 123R includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements on net loss for the three and six months ended April 30, 2006 was $215,927 and $423,237, greater respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and six months ended April 30, 2006 was $0.01 and $0.02 per share, respectively.

     As of April 30, 2006, the unvested options totaled $298,187, of which $123,215 is for options granted prior to November 1, 2005 and $174,972 is for options granted after November 1, 2005.

     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

                                                     Six months ended
                                                         April 30
                                                 -----------------------
                                                    2006         2005
                                                  --------     --------
      Risk-free interest rate range              4.43%-4.82%     4.60%
      Dividend yield                                 N/A          N/A
      Expected volatility                         81%-130%        52%
      Expected life in years                          6           10

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS 123 during the three and six months ended April 30, 2005:

                                  Three Months       Six Months
                                  Ended              Ended
                                  April 30, 2005     April 30, 2005
                                  --------------     --------------


Net loss as reported              $  (965,415)       $(1,953,998)

Deduct:  Stock based employee
compensation determined under
the fair value method                 (48,900)           (48,900)
                                  -----------        -----------

Pro forma net loss                 (1,014,315)        (2,002,898)
                                  ===========        ===========

Basic and Diluted
Net loss per share                $      (.05)       $      (.11)
                                  ===========        ===========

Pro forma Basic and Diluted
Net loss per share                $      (.06)       $      (.11)
                                  ===========        ===========

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Inventory.
-------------------

     Inventory consists of raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Note 4 - Equipment and Leasehold Improvements.
----------------------------------------------

     Equipment and leasehold improvements consist of the following:

                                           Useful Life      April 30,    October 31,
                                            (In years)        2006          2005
                                            ----------        ----          ----
Computer equipment                             3-5          $238,778       $236,851
Equipment                                      7-15        2,101,178      2,043,725
Furniture and fixtures                         3-7           144,383        144,383
Leasehold improvements                         4-7           109,993        108,096
Other                                          4-7            23,625         23,625
                                                              ------         ------
                                                           2,617,957      2,556,680
Less: accumulated depreciation                            (1,107,420)    (1,010,926)
                                                          ----------     ----------
                                                           1,510,537      1,545,754
Construction in progress                                     634,328        596,001
                                                             -------        -------
Total equipment and leasehold improvements                $2,144,865     $2,141,755
                                                          ==========     ==========

     Construction in progress includes the costs of constructing the Company's proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service.

     Depreciation expense totaled $48,723 and $53,660 for the three months ended April 30, 2006 and 2005, respectively. Depreciation expense totaled $96,492 and $106,619 for the six months ended April 30, 2006 and 2005, respectively.


Note 5 - Convertible Note.
--------------------------

     On September 15, 2005, the Company entered into a Purchase Agreement and a Standby Equity Distribution Agreement with Cornell. The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures ("the Debentures") of which $1,150,000 was funded within five business days of the date of the Purchase Agreement and the balance was funded on October 19, 2005. The Debentures, which mature in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. The Company can prepay the debentures at anytime upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The debentures are secured by substantially all of the Company's assets and by shares of the Company's common stock as discussed below. The debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock.

     The Purchase Agreement required the Company to file a registration statement within 30 days of the date of the agreement and to use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the Purchase Agreement, which was extended to May 15, 2006. In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the Purchase Agreement, unless the reason the registration statement is not be declared effective is not the direct responsibility of Company. The Company has recently filed a registration statement and is working with Cornell to resolve pending comments from the SEC.

     In connection with the issuance of the Debentures, the Company issued to Cornell three year warrants to purchase 650,000 shares of the Company's common stock at an exercise price per share of $2.53.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The gross proceeds of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option was accounted for under EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") and EITF 05-4, View A "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the three and six months ended April 30, 2006, the Company reflected a loss of $1,335,597 and $279,107, respectively, representing a change in the value of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over a period of one year. Accordingly, the Company recorded a charge for the amortization of the deferred debt discount in the amount of $966,409 and $1,509,157, respectively, for the three and six months ended April 30, 2006.

     The Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the convertible note. These fees have been recorded as deferred financing costs and charged to interest expense through the maturity date of the debentures. Amortization expense for the three and six months ended April 30, 2006 amounted to $131,177 and $203,066 respectively.

     In connection with the Purchase Agreement, the Company and its Chief Executive Officer and President, agreed to pledge 3,580,000 shares and 900,000 shares of the Company's common stock, respectively, to secure payment of all the obligations due under the convertible notes. Such shares are to be held in escrow, pursuant to the terms of an escrow agreement, until all amounts due under the convertible notes are paid in full. The Company issued 900,000 shares of restricted common stock to its Chief Executive Officer and President in place of the shares of common stock being pledged pursuant to the Escrow Agreement. These shares will be held in escrow and will only be released in the event any of the pledged shares are forfeited or released pursuant to the terms of the Escrow Agreement.

     In March 2006 and April 2006, the Company made principal payments aggregating $243,214 towards the Debentures. On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. In accordance with EITF 00-19, upon these repayments and conversion, the Company has reclassified $1,071,000, representing the portion of the derivative liability, to additional paid-in capital.

Note 6 - Stockholders' Deficiency.
----------------------------------

     On September 16, 2005, the Company entered into the Purchase Agreement and a Standby Equity Distribution Agreement with Cornell. The Standby Equity Distribution Agreement requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2,000,000. The Company issued to Cornell 386,956 shares of the Company's common stock valued at $979,000 as a fee for entering into the Standby Equity Distribution Agreement and issued 4,348 shares valued at $11,000 to the placement agent. In addition, the Company incurred legal and various other costs of $239,595 in connection with this transaction. These costs have been charged to deferred offering costs. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fees aggregating $25,000. The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. However, Cornell may not own more than 9.9% of the outstanding common stock at any time.

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

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     During the six months ended April 30, 2006, the Company received $216,000 in cash proceeds from the exercise of 120,000 warrants by an investor.

     During the six months ended April 30, 2006, the Company received $9,600 in cash proceeds from the exercise of 4,000 options by employees.

Note 7 - Stock Options
----------------------

     During the six months ended April 30, 2006, the Company granted 50,000 options valued at approximately $121,000 to a consultant in connection with certain services to be performed through May 31, 2007.

Note 8 - Operating Leases
-------------------------

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases expiring between 2006 and 2008.

     The Company's corporate headquarters is located in Wilton, Connecticut where the Company leases 5,800 square feet of office space from CD Station, LLC as landlord. The lease and taxes provides for monthly payments of $18,038 through December 2006, when the lease expires. The Company was informed that the lease at its corporate headquarters will not be renewed at December 2006. The Company is reviewing its options of relocating. The Company's product showroom is located in Bristol, Connecticut, where the Company leases 10,800 square feet of office space from Tunxis Management, as landlord. The lease provides for monthly payments of $8,166 through June 2008, when the lease expires.

     The Company's manufacturing facility is also located in Bristol, Connecticut, where the Company leases 30,000 square feet of manufacturing space from Gaski Leasing, as landlord. The lease provides for monthly payments of $5,750. This lease arrangement is on a month-to-month basis.

     Rent expense for the three months ended April 30, 2006 and 2005 was $96,058 and $77,695, respectively. Rent expense for the six months ended April 30, 2006 and 2005 was $190,706 and $169,880, respectively. The following table shows the future lease commitments for the corporate headquarters at Wilton, Connecticut, the Product showroom in Bristol, Connecticut, and the manufacturing facility in Bristol, Connecticut:

         Fiscal Year       Annual Rent
         -----------       -----------
         2006               $278,285
         2007                175,100
         2008                122,300

Note 9 - Commitments.
---------------------

Employment Agreements

     On September 30, 2004, the Board of Directors approved the terms of an employment agreement between Joseph F. Longo and the Company. Mr. Longo will serve as the Chief Executive Officer and President and will be paid an annual salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, unless extended by the Company.

     On December 1, 2005, the Company reached an agreement with Ralph Dechiaro, its Vice President of Business Operations, pursuant to which the Company agreed to award Mr. Dechiaro options to purchase 25,000 shares of common stock at an exercise price equal to the closing price of the Company's common stock on December 14, 2005, or $1.90. One half of these options vested on January 1, 2006 and the other half vest on June 30, 2006. In addition, the Company agreed to grant Mr. Dechiaro a one-time bonus/incentive award of $20,000, payable in cash, less applicable taxes, which was paid on December 23, 2005. The Company also agreed to provide Mr. Dechiaro with a severance package, as defined. Should Mr. Dechiaro voluntarily resign, severance pay would not apply.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On December 13, 2005, the Company reached an agreement with its Chief Financial Officer, Peter Scanlon, that provides for additional compensation equal to $6,000 per month and a severance package based on years of service.

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

DOE Grant

     The Company received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program was initiated in October 2004 and was completed by September 2005. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the six months ended April 30, 2006, the Company received $86,062 under this grant. The Company has received approval to further develop the hydrogen project. Management expects that the project will extend through 2006.

Future Fuels

     On March 15, 2006, the Company announced that it and Future Fuels, Inc.
(FFI), a subsidiary of Nuclear Solutions, Inc. (OTCBB: NSOL) of Washington, D.C., have formed a Strategic Alliance Agreement to mutually obtain contracts for waste-to-ethanol facilities. The Company has also received the Letter Of Intent from FFI for FFI's purchase of a 100 ton-per-day Startech Plasma Converter System (PCS) for installation in a waste-to-ethanol facility in Toms River, New Jersey scheduled to go on-line in late 2007.

Concentration of Credit Risk

     The Company's cash and cash equivalents consist of cash balances at two financial institutions and short-term high quality liquid investments with maturities of less than sixty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. No realized gains or losses were recorded during the three months ended April 30, 2006 and 2005. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company does not believe it is exposed to any significant credit risk for cash.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Employee Benefit Plan.
--------------------------------

     The Company sponsors an employee savings plan designed to qualify under
Section 401K of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first six percent of employee contributions on a dollar-for-dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the six months ended April 30, 2006 and 2005 were $36,484 and $33,849, respectively. These contributions were paid through the issuance of 14,486 and 7,580 shares of common stock, respectively.

Note 11 - Recently Issued Accounting Pronouncements.
----------------------------------------------------

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 12 - Subsequent Events.
----------------------------

     On May 22, 2006, the Company received cash proceeds in the amount of $20,300 from the exercise of options to purchase 10,000 shares of common stock by its chief financial officer.

     On May 23, 2006, the Company entered into a Stock Purchase and Registration Rights Agreement (the "FB Agreement") with FB U.S. Investments, L.L.C, (the "Investor"), pursuant to which the Investor purchased 1,300,000 shares of the Company's common stock, no par value (the "Common Stock") for aggregate gross proceeds of $2,600,000. In addition to the shares of Common Stock, the Company issued the Investor warrants to purchase an aggregate of 2,600,000 additional shares of Common Stock (the "Investor Warrants"). Pursuant to the FB Agreement, the Company granted the Investor piggyback registration rights with respect to the shares of Common Stock purchased by the Investor as well as the shares of Common Stock issuable upon exercise of the Investor Warrants.

     On June 1, 2006, the Company received $100,000 from GlobalTech, the Company's distributor for the Peoples Republic of China, to start the production of the installation drawings and engineering documentation for a 10 ton-per-day Plasma Converter System to be located in Liaoning Province, China.

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

     On November 18, 1995, the board of directors of the Company unanimously approved a change of the business purpose of Kapalua Acquisitions Inc. from one seeking an acquisition candidate to one engaged in the business of manufacturing and selling the Plasma Converter system to recover, recycle, reduce and remediate hazardous and non-hazardous waste materials. From that time to the date of this filing, the Company has maintained this as its principal focus.

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

     For the six months ended April 30, 2006, the Company incurred a net loss of $5,060,277, compared to a net loss of $1,953,998 for same period in 2005.

     Prior to November 1, 2005, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to November 1, 2005, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense after the adoption of SFAS 123R includes compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements on net loss for the three and six months ended April 30, 2006 was $215,927 and $423,237, greater respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and six months ended April 30, 2006 was $0.01 and $0.02 per share, respectively.

     As of April 30, 2006, unvested options totaled $298,187 of which $123,215 is for options granted prior to November 1, 2005 and $174,972 is for options granted after November 1, 2005.


Recent Developments

The Mihama Plasma Converter in Japan

     Startech has completed the operator training certifications for the Mihama technicians at the Hiemji, Japan facility. Equipment review and system checkout was completed by our field technicians and PCB (polychlorinated byphenyls) demonstration testing has been initiated. As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

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


DOE StarCell Test Program

     Startech has submitted the Phase II test plan to the U.S. Department of Energy (DOE) and we have initiated system and StarCell module modification utilizing the test data derived from Phase I testing. These system enhancements and updated test protocols will be utilized during the first and second rounds of testing. The program is on track and the final test report will be submitted to DOE by year end.

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

     On June 1, 2006, the Company received $100,000 from GlobalTech, the Company's distributor for the Peoples Republic of China, to start the production of the installation drawings and engineering documentation for a 10 ton-per-day Plasma Converter System to be located in Liaoning Province, China.

PlasTech Solutions

     On January 3, 2006, the Company announced that Plastech Solutions, Ltd. paid Startech $703,000 to commence manufacturing for Plastech's purchase of a 10 ton-per-day Plasma Converter System.

     On February 2, 2006, the Company announced that the manufacturing of the 10 ton-per-day Plasma Converter System purchased by PlasTech Solutions, Ltd. has been put into production. The commencement of the manufacturing process scheduled for February 6, 2006, actually started two-weeks ahead of schedule on January 24, 2006. Startech has completed the preliminary design documents and are currently awaiting approvals from Plastech Solutions.

     PlasTech Solutions, Ltd. of New South Wales, Australia is Startech's exclusive distributor for Australia, New Zealand and Oceana. The first-of-its-kind Startech 10 TPD Plasma Converter in the PlasTech territory will be processing an assortment of industrial and institutional wastes. The processing facility will also serve as the PlasTech demonstration facility to support its Plasma Converter sales program. PlasTech has indicated to management of Startech that it plans to include two more 20,000 pound-per-day Plasma Converter Systems in the new facility.

Italian Distributor

     On June 5, 2006, the Company announced the appointment of COGIM SpA of Via Riscassi n.8, San Nicolo di Rottofreno, 29010 Piacenza-Italy and Via Principessa Clotilde, 7, 00196 Roma as the exclusive Startech distributor for the Italian Republic.

     COGIM SpA is an international, multi-disciplined services company and general contractor registered in Italy. The company specializes in the provision of turnkey pre-engineered modular-accommodation solutions and services particularly to the construction, oil and gas industries, plus disaster relief, exploration and military and government installations. The COGIM capability includes: professional services, design, manufacture, construction management and all logistics and services in support of project delivery and operations. The provision and management of water and all waste disposal utilities are a major component of COGIM's services.


Results of Operations

Comparison of three months ended April 30, 2006 and 2005

     Revenues. Total revenues were $111,464 for the three months ended April 30, 2006, as compared to $32,985 for the same period in 2005, an increase of $78,479 or 238%. For the three months ended April 30, 2006, a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. Additionally, revenues were derived from the completed installation in Mihama, Japan. The revenue for the three months ending January 31, 2005 was related to upgrades and spare parts that were shipped to Mihama, Japan. Such aspects of the Company's business have not reoccurred in fiscal 2006.

     Gross Profit. Gross profit was $28,826 for the three months ended April 30, 2006, compared to a gross profit of $32,985 in the same period in 2005, or an decrease of $4,159 from the same period in 2005, or 12.6%. Gross margins were directly impacted due to the revenue recognized from the distributorship agreements.

     Selling Expenses. Selling expenses for the three months ended April 30, 2006 were $161,629, compared to $199,702 for the same period in the prior year, a decrease of $38,073, or 19.1%. Selling expenses decreased as a result of lower consulting expenses and lower marketing activity.

     Research and Development Expenses. Research and development expenses for the three months ended April 30, 2006 were $84,980, compared to $84,980 for the same period in the prior year. The expenses were unchanged from a year ago.

     General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2006, were $801,037, compared to $814,330 for the same period in 2005, a decrease of $13,293 or 1.6%. This decrease was related to lower consulting, legal and public relations expenses, offset by an increase in stock based compensation in the amount of $430,187.

     Other Expense. Other expense for the three months ended April 30, 2006 were $3,550,597, compared to Other Income of $159,191 in the same period in 2005, an increase in expense of $3,709,788. The increase in expense is directly attributable to the non-cash items relating to the Cornell debenture financing including the change in value of warrants and conversion value amounting to $2,406,597, amortization of deferred debt discount of $966,409 and amortization of deferred financing costs in the amount of $131,177.

     Interest Income. Interest income for the three months ended April 30, 2006 was $20,394, compared to $5,054 in the same period in 2005, an increase of 303.5%. The increase is due to higher returns on the Company's short-term investments and higher average interest rates.

Comparison of six months ended April 30, 2006 and 2005

     Revenues. Total revenues were $475,662 for the six months ended April 30, 2006, as compared to $65,970 for the same period in 2005, an increase of $409,692. For the six months ended April 30, 2006, a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. Additionally, revenues were derived from the completed installation in Mihama, Japan. The revenue for the six months ending April 30, 2005 was related to upgrades and spare parts that were shipped to Mihama. Such aspects of the Company's business have not reoccurred in fiscal 2006.

     Gross Profit. Gross profit was $339,921 for the six months ended April 30, 2006, compared to a gross profit of $65,970 in the same period in 2005, or an increase of $273,951 from the same period in 2005. Gross margins were directly impacted due to the revenue recognized from the distributorship agreements.

     Selling Expenses. Selling expenses for the six months ended April 30, 2006 were $358,698, compared to $437,154 for the same period in the prior year, a decrease of $78,456. Selling expenses decreased as a result of lower consulting expenses and lower marketing activity.

     Research and Development Expenses. Research and development expenses for the six months ended April 30, 2006 were $163,202, compared to $170,190 for the same period in the prior year, a decrease of $6,988. This decrease was related to a decrease in travel expenses.

     General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2006 were $1,680,179, compared to $1,506,179 for the same period in 2005, an increase of $174,000. This increase was related to stock-based compensation, higher rent, office supplies and stockholder relations expense offset by lower consulting and public relations expense.

     Other Expense. Other expense for the six months ended April 30, 2006 was $3,098,950, compared to Other Income of $215,169 in the same period in 2005, an increase in expense of $3,314,119. The increase in expense is directly attributable to the non-cash items relating to the Cornell debenture financing, including the change in value of warrants and conversion value amounting to $ 1,350,107, amortization of deferred debt discount amounting to $1,509,157 and amortization of deferred financing costs amounting to $203,066.

     Interest Income. Interest income for the six months ended April 30, 2006 was $36,130, compared to $11,366 in the same period in 2005, an increase of $24,764. The increase is due to higher returns on the Company's short-term investments and higher average interest rates.


Liquidity and Capital Resources

     As of April 30, 2006, we had cash and cash equivalents of $1,197,109 and a working capital deficiency of $3,166,402. During the six months ended April 30, 2006, our cash and cash equivalents decreased by $1,292,420.

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

     The Purchase Agreement requires the Company to file a registration statement within 30 days of the date of the agreement and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission within 120 days of the date of the agreement, which was extended to May 15, 2006. In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the Purchase Agreement, unless the reason the registration statement is not declared effective is not the direct responsibility of Company. The Company has recently filed a registration statement and is working with Cornell to resolve pending comments from the SEC.

     The debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock.

     On April 22, 2006, Cornell converted $1,000,000 of the convertible debenture into 543,478 shares of common stock.

     In connection with the Purchase Agreement, the Company and its Chief Executive Officer and President, , agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the convertible notes. Such shares are to be held in escrow pursuant to the terms of an Escrow Agreement until all amounts due under the convertible notes are paid in full. The Company has issued 900,000 shares of restricted common stock to its President in place of the shares of common stock being pledged pursuant to the Escrow Agreement. These shares will be held in escrow and will only be released to the Chief Executive Officer and President in the event any of the pledged shares are forfeited or released pursuant to the terms of the Escrow Agreement.

     On September 16, 2005, the Company entered into a Purchase Agreement and a Standby Agreement with Cornell. The Standby Agreement requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time.

     Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. No realized gains or losses were recorded during the quarter ended April 30, 2006 or 2005.

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the "Mercatus Agreements") with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Mercatus Agreements, the Company has agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the "Mercatus Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares have been placed in escrow. The Company has not yet received any proceeds pursuant to the Mercatus Agreements but Mercatus has insisted that the funding is imminent thereby causing the Company to allow Mercatus the time to produce.

     On May 23, 2006, the Company entered into a Stock Purchase and Registration Rights Agreement (the "FB Agreement") with FB U.S. Investments, L.L.C, an Alabama limited liability company (the "Investor"), pursuant to which the Investor purchased 1,300,000 shares of the Company's common stock, no par value (the "Common Stock") for aggregate gross proceeds of $2,600,000. In addition to the shares of Common Stock, the Company issued the Investor warrants to purchase an aggregate of 2,600,000 additional shares of Common Stock (the "Investor Warrants"). Pursuant to the Purchase Agreement, the Company granted the Investor piggyback registration rights with respect to the shares of Common Stock purchased by the Investor as well as the shares of Common Stock issuable upon exercise of the Investor Warrants.

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

     It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources the Company's Chief Financial Officer
(CFO), a member of management, has been the only full time employee principally involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no formal segregation of duties within the accounting function, leaving management of all aspects of financial reporting and physical control of cash and equivalents in the hands of the CFO. Based on the integrity and trustworthiness of the CFO, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets.

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and material weaknesses, under standards established by the American Institute of Certified Public Accountants. The first material weakness identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. The second material weakness identified is in our ability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. The Company has recently consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although we believe that these events are unique, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the three month period ending April 30, 2006. As a result, we are confident that our financial statements for the quarter ended April 30, 2006 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the quarter ended April 30, 2006 or any prior period.

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     There have been no material changes to the Company's risk factors as set forth in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On April 2, 2006, the Company issued 5,688 shares of common stock to its 401(k) plan as a matching contribution.

     On April 12, 2006, the Company received cash proceeds in the amount of $9,600 from the exercise of options and issued 4,000 shares of common stock upon exercise thereof.

     On April 22, 2006 the Company issued 543,478 shares of common stock to Cornell Capital for the conversion of $1,000,000 of the convertible debenture.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The 2005 Annual Meeting of Shareholders of the Company was held on May 11, 2006.


     (b) The following persons were elected as directors pursuant to the votes indicated:

                      Name                   For              Against
                      ----                   ---              -------
               L. Scott Barnard          12,023,985            89,004
               Joseph A. Equale          12,055,210            57,779
               Joseph F. Longo           12,018,660            94,329
               Chase P. Withrow III      12,016,679            96,310
               John J. Fitzpatrick       12,055,752            57,237


     (c) The only other matter to be voted upon was the ratification of the appointment of Marcum & Kleigman, LLC as the Company's independent public accountants for the fiscal year ending October 31, 2006 as follows:

                      For                  Against            Abstain
                      ---                  -------            -------
                   12,082,043               25,443             5,503

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

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

         ----------

         *      Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of June, 2006.

                                         STARTECH ENVIRONMENTAL CORPORATION
                                         (Registrant)


                                         BY: /S/ Joseph F. Longo
                                         -----------------------
                                             Joseph F. Longo
                                             Chairman, Chief Executive Officer,
                                             President and Director

                                         BY: /S/ Peter J. Scanlon
                                         ------------------------
                                             Peter J. Scanlon
                                             Chief Financial Officer, Secretary,
                                             Vice President, and Principal
                                             Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 9th day of June 2006.


SIGNATURES                               TITLE
----------                               -----

/s/ Joseph F. Longo                      Chairman, Chief Executive Officer,
-------------------                      President  & Director
Joseph F. Longo


/s/ John J. Fitzpatrick                  Director
-----------------------
John J. Fitzpatrick


/s/ Joseph A. Equale                     Director
--------------------
Joseph A. Equale


/s/ Chase P. Withrow III                 Director
------------------------
Chase P. Withrow III


/s/ L Scott Barnard                      Director
-------------------
L Scott Barnard