Form 10-Q
period 2006-07-31
STARTECH ENVIRONMENTAL CORP
filed 2006-09-19
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2006


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

     As of September 18, 2006, 20,708,017 shares of common stock were outstanding.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - July 31, 2006
         and October 31, 2005                                               1

         Condensed consolidated statements of operations for the
         three and nine months ended July 31, 2006 and 2005                 2

         Condensed consolidated statements of cash flows for the
         nine months ended July 31, 2006 and 2005                           3

         Notes to condensed consolidated financial statements              4-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13-20

Item 3.  Quantitative and Qualitative Disclosure about Market Risk         21

Item 4.  Controls and Procedures                                          21-22

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 23
Item 1A. Risk Factors                                                      23
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       23
Item 3.  Defaults Upon Senior Securities                                   23
Item 4.  Submission of Matters to a Vote of Security Holders               23
Item 5.  Other Information                                                 23
Item 6.  Exhibits                                                          23


                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                STARTECH ENVIRONMENTAL CORPORATION
                               Condensed Consolidated Balance Sheets

                                                                      July 31, 2006   October 31,
                                                                       (unaudited)        2005
                                                                      ------------    ------------
                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                          $  2,760,436    $  2,489,529
   Accounts receivable                                                      29,430          56,106
   Inventory                                                               326,392         326,392
   Prepaid expenses and other current assets                                11,307          40,008
                                                                      ------------    ------------

Total current assets                                                     3,127,565       2,912,035

Equipment and leasehold improvements, net                                2,173,407       2,141,755

Deferred financing costs, net                                               24,271         251,610
Deferred offering costs                                                    239,595         239,595
Other assets                                                                89,266          89,266
                                                                      ------------    ------------


Total assets                                                          $  5,654,104    $  5,634,261
                                                                      ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable                                                   $     88,386    $    109,225
   Accrued expenses                                                        248,059         363,351
   Convertible notes, net of deferred debt discount of $200,652 and
     $1,897,871 respectively                                               680,371         402,129
   Detachable warrants                                                     599,344         819,884
   Conversion option on convertible notes                                  184,119       1,098,758
   Customer deposits and deferred revenue                                1,390,769       1,187,796
   Capital lease - short-term                                                 --               242
                                                                      ------------    ------------

      Total current liabilities                                          3,191,048       3,981,385
                                                                      ------------    ------------


Commitments and Contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; none
  issued and outstanding                                                      --              --
Common stock; no par value; 800,000,000 shares authorized;
  27,904,917 issued and 20,708,017, outstanding at July 31, 2006;
  23,121,569 issued and 18,641,569 outstanding at October 31, 2005      28,911,007      25,142,363
Additional paid-in-capital                                               3,671,426       1,742,745
Deferred offering costs                                                   (990,000)       (990,000)
Deferred compensation                                                     (164,771)           --
Accumulated deficit                                                    (28,964,606)    (24,242,232)
                                                                      ------------    ------------

      Total stockholders' equity                                         2,463,056       1,652,876
                                                                      ------------    ------------
Total Liabilities and Stockholders' Equity                            $  5,654,104    $  5,634,261
                                                                      ============    ============


         See accompanying notes to the condensed consolidated financial statements.


                                            STARTECH ENVIRONMENTAL CORPORATION
                                     Condensed Consolidated Statements of Operations
                                                       (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                         July 31,                       July 31,
                                                               ----------------------------    ----------------------------
                                                                   2006            2005            2006            2005
                                                               ------------    ------------    ------------    ------------

Revenue                                                        $    286,131    $     96,064    $    761,793    $    162,034

Cost of sales                                                        66,744            --           202,486            --
                                                               ------------    ------------    ------------    ------------

Gross profit                                                        219,387          96,064         559,307         162,034
                                                               ------------    ------------    ------------    ------------


Operating expenses:
Selling expenses                                                    167,367         253,024         526,064         690,178
Research and development expenses                                    81,467          80,474         244,669         250,664
General and administrative expenses                                 654,578         657,353       2,334,755       2,163,528
Depreciation and amortization expenses                               49,116          53,392         145,609         160,011
                                                               ------------    ------------    ------------    ------------
Total operating expenses                                            952,528       1,044,243       3,251,097       3,264,381
                                                               ------------    ------------    ------------    ------------

Loss from operations                                               (733,141)       (948,179)     (2,691,790)     (3,102,347)

Other income (expense):
  Interest income                                                    34,292           5,303          70,422          16,668
  Interest expense                                                  (27,059)            (29)       (141,544)           (221)
  Amortization of deferred financing costs                          (24,273)           --          (227,339)           --
  Amortization of deferred debt discount                           (200,652)           --        (1,709,809)           --
  Change in value of warrants and conversion option               1,284,978            --           (65,129)           --
  Other income                                                        3,757         103,060          45,490         307,052
                                                               ------------    ------------    ------------    ------------
     Total other income(expense)                                  1,071,043         108,334      (2,027,909)        323,499


Income tax expense                                                     --             5,169           2,675          20,164
                                                               ------------    ------------    ------------    ------------

Net income(loss)                                               $    337,902    ($   845,014)   ($ 4,722,374)   ($ 2,799,012)
                                                               ============    ============    ============    ============

Per share data:
Net income(loss) per share - basic                             $       0.02    ($      0.05)   ($      0.24)   ($      0.16)
Net income(loss) per share - diluted                           $       0.02    ($      0.05)   ($      0.24)   ($      0.16)
                                                               ============    ============    ============    ============

Weighted average common shares outstanding - basic               20,359,930      17,919,337      19,283,313      17,858,828
Weighted average common shares outstanding - diluted             21,306,621      17,919,337      19,283,313      17,858,828
                                                               ============    ============    ============    ============


                    See accompanying notes to the condensed consolidated financial statements.


                       STARTECH ENVIRONMENTAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                                July 31,
                                                       --------------------------
                                                          2006           2005
                                                       -----------    -----------
Cash flows from operating activities:
   Net loss                                            $(4,722,374)   $(2,799,012)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Stock based compensation                              563,603           --
     401(k) match through issuance of common stock          46,653         44,651
     Depreciation and amortization                         145,609        160,011
     Amortization of deferred financing costs              227,339           --
     Amortization of deferred debt discount              1,709,809           --
     Change in value of warrants and conversion             65,129           --
     option
Changes in operating assets and liabilities
     Accounts receivable                                    26,676           --
     Notes receivable                                         --          (50,000)
     Prepaid expenses and other current assets              28,701         (1,500)
     Accounts payable                                      (20,839)       160,511
     Customer deposits and deferred revenue                202,973        337,966
     Accrued expenses                                     (115,292)        (7,938)
                                                       -----------    -----------
Net cash used in operating activities                   (1,842,013)    (2,155,311)
                                                       -----------    -----------

Cash flows used in investing activities:
     Purchase of equipment                                (177,261)      (282,074)
                                                       -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of options, warrants
       and common stock issuance                         2,721,990      1,371,746
     Repayment of convertible note                        (431,567)          --
     Principal repayment of capital lease payable             (242)        (3,721)
                                                       -----------    -----------
Net cash provided by financing activities                2,290,181      1,368,025
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       270,907     (1,069,360)

Cash and cash equivalents, beginning                     2,489,529      2,401,061
                                                       -----------    -----------

Cash and cash equivalents, ending                      $ 2,760,436    $ 1,331,701
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

                                        3

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Management Liquidity Plans.
--------------------------------------------------------------

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. Operating results for the three and nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006 or any other interim period.

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

     The Company has historically satisfied its capital needs primarily from the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") and a Standby Equity Distribution Agreement (the "Standby Agreement") with Cornell Capital Partners, L.P. and its affiliates ("Cornell"). The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures maturing in September 2006 ("the Debentures"). This entire amount was funded in September and October 2005 On April 22, 2006, Cornell converted $1,000,000 of the secured convertible debentures into 543,478 shares of common stock. Through July 31, 2006, the Company has made principal payments aggregating $431,567 towards the Debentures. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007.

     The Standby Agreement requires Cornell, at the Company's option, to purchase up to an aggregate of $20,000,000 of the Company's common stock, subject to certain limitations as discussed in Note 6, over a two-year period commencing on the effective date of a registration statement filed with the SEC. In addition, on May 23, 2006, the Company received cash proceeds of $2,600,000 from an investor for the sale of 1,300,000 shares of common stock pursuant to a private placement transaction.

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

Note 2 - Stock-Based Compensation.
----------------------------------

     For the three and nine months ended July 31, 2006, the Company incurred stock-based compensation expense of $133,416 and $563,603, respectively. Prior to November 1, 2005, the Company accounted for stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below market price at the date of grant. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


option vesting term. Prior to November 1, 2005, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

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

     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements on net income (loss) for the three and nine months ended July 31, 2006 was a change of $133,416 and $563,603, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and nine months ended July 31, 2006 was $0.00 and $0.03 per share, respectively.

     As of July 31, 2006, the fair value of nonvested options totaled $164,771, of which $52,145 is for options granted prior to November 1, 2005 and $112,626 is for options granted after November 1, 2005.

     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

                                                      Nine months ended
                                                           July 31
                                                   -----------------------
                                                    2006             2005
                                                    ----             ----
     Risk-free interest rate range                  4.00%            4.60%
     Dividend yield                                  N/A              N/A
     Expected volatility                          81%-132%            52%
     Expected life in years                           6                10


The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS 123 during the three and nine months ended July 31, 2005:

                                   Three Months       Nine Months
                                   Ended              Ended
                                   July 31, 2005      July 31, 2005
                                   -------------      -------------


Net loss as reported               $   (845,014)      $(2,799,012)

Deduct:  Stock based employee
compensation determined under
the fair value method                      --             (48,900)
                                   ------------       -----------

Pro forma net loss                 $   (845,014)      $(2,847,912)
                                   ============       ===========

Basic and Diluted
Net loss per share                 $      (0.05)      $     (0.16)
                                   ============       ===========

Pro forma Basic and Diluted
Net loss per share                 $      (0.05)      $     (0.16)
                                   ============       ===========

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A summary of option activity for the nine months ended July 31, 2006 is as follows:

--------------------------------------------------------------------------------
                                                           Weighted-
                                              Weighted-     Average
                                              Average      Remaining   Aggregate
                                              Exercise    Contractual  Intrinsic
            Options                 Shares      Price        Term        Value
--------------------------------------------------------------------------------
Outstanding at November 1, 2005   1,819,500     $2.62     4.15 years
--------------------------------------------------------------------------------
Granted                              75,000     $3.03      9.6 years
--------------------------------------------------------------------------------
Exercised                          (17,000)     $2.11      5.4 years
--------------------------------------------------------------------------------
Canceled                           (54,000)     $3.09     7.67 years
--------------------------------------------------------------------------------
Expired                               --          --       --  years
--------------------------------------------------------------------------------
Outstanding at July 31, 2006      1,823,500     $2.62     5.45 years   $ 43,780
--------------------------------------------------------------------------------
Exercisable at July 31, 2006      1,748,500     $2.60     5.30 years   $ 43,780
--------------------------------------------------------------------------------

A summary of the status of the Company's non-vested options as of July 31, 2006, and changes during the nine months ended July 31, 2006 is presented below:

------------------------------------------------------------------------
                                                     Weighted-Average
      Non-vested Shares                Shares      Grant Date Fair Value
------------------------------------------------------------------------
Non-vested at November 1, 2006         133,000                    $2.40
------------------------------------------------------------------------
Granted                                 75,000                    $3.03
------------------------------------------------------------------------
Vested                               (158,000)                    $2.40
------------------------------------------------------------------------
Forfeited                                --                         --
------------------------------------------------------------------------
Non-vested at July 31, 2006             50,000                    $3.03
------------------------------------------------------------------------

As of July 31, 2006 the total unrecognized compensation costs on non-vested options is $164,771.

The weighted-average grant-date fair value of options granted during the nine months ended July 31, 2006 and 2005 amounted to $0.03 per share and $0.00, respectively. There has been 17,000 stock options exercised during the nine months ended July 31, 2006.

Net Earnings (Loss) per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share when their inclusion would be antidilutive. The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

                              ----------------------------------------------------------------------------
                                  For the three months ended                For the nine months ended
                              ----------------------------------------------------------------------------
                              July 31, 2006        July 31, 2005        July 31, 2006        July 31, 2005
                              (Unaudited)**        (Unaudited)*          (Unaudited)*         (Unaudited)*
                              ----------------------------------------------------------------------------
Weighted average shares
outstanding, basic              20,359,930           17,919,337           19,283,313           17,858,828
Incremental shares of common
stock equivalents                  424,471                 --                   --                   --

Conversion of convertible
debenture to common stock          522,220                 --                   --                   --
                                ----------           ----------           ----------           ----------
   Weighted average shares
    outstanding, diluted        21,306,621           17,919,337           19,283,313           17,858,828
                                ==========           ==========           ==========           ==========

                                        6

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


* Potential common shares of approximately 4,200,000 for the three and nine months ended July 31, 2005, respectively and approximately 7,600,000 for the nine months ended July 31, 2006 were excluded from the computation of diluted earnings per share, as their inclusion would be anti dilutive.

** For the three months ended July 31, 2006 and 2005, approximately 5,900,000 potential common shares were not included in the dilutive earnings per share calculation because the exercise price and warrant price was greater than the average market price of the common stock for the period.

Note 3 - Inventory.
-------------------

     Inventory consists of raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Note 4 - Equipment and Leasehold Improvements.
----------------------------------------------

     Equipment and leasehold improvements consist of the following:

                                         Useful Life   July 31,      October 31,
                                          (In years)     2006           2005
                                          ----------     ----           ----

Computer equipment                            3-5    $   238,778    $   236,851
Equipment                                     7-15     2,139,004      2,043,725
Furniture and fixtures                        3-7        144,383        144,383
Leasehold improvements                        4-7        109,993        108,096
Other                                         4-7         41,134         23,625
                                                     -----------    -----------
                                                       2,673,292      2,556,680
Less: accumulated depreciation                        (1,156,535)    (1,010,926)
                                                     -----------    -----------
                                                       1,516,757      1,545,754
Construction in progress                                 656,650        596,001
                                                     -----------    -----------
Total equipment and leasehold improvements           $ 2,173,407    $ 2,141,755
                                                     ===========    ===========


     Construction in progress includes the costs of constructing the Company's proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service.

     Depreciation expense totaled $49,115 and $53,392 for the three months ended July 31, 2006 and 2005, respectively. Depreciation expense totaled $145,609 and $160,011 for the nine months ended July 31, 2006 and 2005, respectively.

Note 5 - Convertible Note.

     On September 15, 2005, the Company entered into a Purchase Agreement and a Standby Equity Distribution Agreement with Cornell. The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures of which $1,150,000 was funded within five business days of the date of the Purchase Agreement and the balance was funded on October 19, 2005. The Debentures, which originally matured in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. The Company can prepay the Debentures at anytime upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The Debentures are secured by substantially all of the Company's assets and by shares of the Company's common stock as discussed below. The Debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The Purchase Agreement required the Company to file a registration statement within 30 days of the date of the agreement and to use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the Purchase Agreement, which was originally extended to May 15, 2006 and is now under discussion with Cornell for a further extension. In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the Purchase Agreement, unless the reason the registration statement is not be declared effective is not the direct responsibility of Company. The Company has recently filed a registration statement and is working with Cornell to resolve pending comments from the SEC.

     In connection with the issuance of the Debentures, the Company issued to Cornell three year warrants to purchase 650,000 shares of the Company's common stock at an exercise price per share of $2.53.

     The gross proceeds of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option was accounted for under EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") and EITF 05-4, View A "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the three and nine months ended July 31, 2006, the Company reflected a gain of $1,284,978 and a loss of $65,129, respectively, representing a change in the value of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over a period of one year. Accordingly, the Company recorded a charge for the amortization of the deferred debt discount in the amount of $200,652 and $1,709,809, respectively, for the three and nine months ended July 31, 2006.

     The Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the convertible note. These fees have been recorded as deferred financing costs and charged to interest expense through the maturity date of the debentures. Amortization expense for the three and nine months ended July 31, 2006 amounted to $24,273 and $227,339 respectively.

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

     On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. Through July 2006, the Company has made principal payments aggregating $431,567 towards the Debentures. In accordance with EITF 00-19, upon these repayments and conversion, the Company has reclassified $1,200,307, representing the portion of the derivative liability, to additional paid-in capital.

     On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007.

Note 6 - Stockholders' Equity.
------------------------------

     On May 23, 2006, the Company entered into a Stock Purchase and Registration Rights Agreement (the "FB Agreement") with FB U.S. Investments, L.L.C, (the "Investor"), pursuant to which the Investor purchased 1,300,000 shares of the Company's common stock, no par value (the "Common Stock") for aggregate gross proceeds of $2,600,000. In addition to the shares of Common Stock, the Company issued the Investor warrants to purchase an aggregate of 2,600,000 additional shares of Common Stock (the "Investor Warrants"). Pursuant to the FB Agreement,

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the Company granted the Investor piggyback registration rights with respect to the shares of Common Stock purchased by the Investor as well as the shares of Common Stock issuable upon exercise of the Investor Warrants. In addition, the Company issued 65,000 shares of common stock valued at $130,000, 130,000 warrants, and paid cash to the placement agent of $130,000 with respect to this transaction.

     On September 16, 2005, the Company entered into the Purchase Agreement and a Standby Equity Distribution Agreement with Cornell. The Standby Equity Distribution Agreement requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. Such registration statement has not been declared effective. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2,000,000. The Company issued to Cornell 386,956 shares of the Company's common stock valued at $979,000 as a fee for entering into the Standby Equity Distribution Agreement and issued 4,348 shares valued at $11,000 to the placement agent. In addition, the Company incurred legal and various other costs of $239,595 in connection with this transaction. These costs have been charged to deferred offering costs. Cornell is to receive a fee equal to 5% of each advance and structuring and due diligence fees aggregating $25,000. The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. However, Cornell may not own more than 9.9% of the outstanding common stock at any time.

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

     During the nine months ended July 31, 2006, the Company received $216,000 in cash proceeds from the exercise of 120,000 warrants by an investor.

     During the nine months ended July 31, 2006, the Company received $35,990 in cash proceeds from the exercise of 17,000 options by employees.

Note 7 - Stock Options
----------------------

     During the nine months ended July 31, 2006, the Company granted 50,000 options valued at approximately $121,000 to a consultant in connection with certain services to be performed through May 31, 2007.

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

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Rent expense for the three months ended July 31, 2006 and 2005 was $99,236 and $85,235, respectively. Rent expense for the nine months ended July 31, 2006 and 2005 was $289,942 and $255,116, respectively. The following table shows the future lease commitments for the corporate headquarters at Wilton, Connecticut, the Product showroom in Bristol, Connecticut, and the manufacturing facility in Bristol, Connecticut:


     Fiscal Year       Annual Rent
     -----------       -----------
     2006                $97,200
     2007                175,100
     2008                122,300

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

DOE Grant

     The Company received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program included two (2) test programs; the first was initiated in October 2004 and was completed in December 2005. The second testing phase was initiated in January 2006 and is the final test is planned to be submitted in January 2007 and presented in May 2007. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the nine months ended July 31, 2006 and 2005 the Company received $134,149 and $224,504 respectively.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


Concentration of Credit Risk

     The Company's cash and cash equivalents consist of cash balances at two financial institutions and short-term high quality liquid investments with maturities of less than sixty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. No realized gains or losses were recorded during the nine months ended July 31, 2006 and 2005. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company does not believe it is exposed to any significant credit risk for cash.


Note 10 - Employee Benefit Plan.
--------------------------------

     The Company sponsors an employee savings plan designed to qualify under
Section 401K of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first six percent of employee contributions on a dollar-for-dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the nine months ended July 31, 2006 and 2005 were $52,577 and $46,219, respectively. These contributions were paid through the issuance of 20,970 and 20,857 shares of common stock, respectively.


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

     In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its financial statements and is not currently in a position to determine such effects.

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

     For the nine months ended July 31, 2006, the Company incurred a net loss of $4,722,374, compared to a net loss of $2,799,012 for same period in 2005.

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

     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements on net loss for the three and nine months ended July 31, 2006 was a change of $133,416 and $563,603, greater respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and nine months ended July 31, 2006 was $0.00 and $0.02 per share, respectively.

     As of July 31, 2006, unvested options totaled $164,771 of which $52,145 is for options granted prior to November 1, 2005 and $112,626 is for options granted after November 1, 2005.


Recent Developments

The Mihama Plasma Converter in Japan

     Startech, in conjunction with Mihama, Inc has completed the PCB (polychlorinated byphenyls) Testing at the Hiemji, Japan facility. Preliminary results indicate complete destruction of the PCB's in the Plasma Converter System. This testing included PCB contaminated papers and oils. Independent sampling was performed by Mihama, Inc's laboratory contractors and the final test report should be available to Mihama by year end. As the Company's Japan distributor, Mihama will also use the system to support its Startech sales and marketing operations and be able to demonstrate a Plasma Converter System in a commercial operation to its customers.

Poland

     The initial contracts signed in Poland are still pending project funding and remain in the financial development stage. Discussions continue on project scope and configuration.

DOE StarCell Test Program

     Startech has submitted the Phase II test plan to the U.S. Department of Energy (DOE) and we have initiated system and StarCell module modification utilizing the test data derived from Phase I testing. These system enhancements and updated test protocols will be utilized during the first and second rounds of testing. The program is on track and the final test report will be submitted to DOE by year end with final presentation in May 2007

Vitech

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


     On June 1, 2006, the Company received $100,000 from GlobalTech, the Company's distributor for the Peoples Republic of China, to start the production of the installation drawings and engineering documentation for a 10 ton-per-day Plasma Converter System to be located in Liaoning Province, China. Startech has met with GlobalTech's representatives in our Bristol, CT facility and is completing final project scope discussion for project initiation.

PlasTech Solutions

     The PlasTech Solutions Australian 10 TPD Plasma Converter System is currently on hold pending agreement modifications. We expect final determination during the next quarter.

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

     COGIM SpA is an international, multi-disciplined services company and general contractor registered in Italy that specializes in the provision of turnkey pre-engineered modular-accommodation solutions and services particularly to the construction, oil and gas industries, plus disaster relief, exploration and military and government installations. The COGIM capability includes: professional services, design, manufacture, construction management and all logistics and services in support of project delivery and operations. The provision and management of water and all waste disposal utilities are a major component of COGIM's services.

Ludlow Energy SmallCap Index

     On August 15, 2006 the Company announced that it has been added as a component to the Ludlow Energy SmallCap Index.The Ludlow Energy SmallCap Index is a basket of U.S.-traded small-cap alternative energy stocks. The Index provides both institutional and individual investors a gauge for tracking the day-to-day performance of small-cap alternative energy stocks. The index is designed for investors who have a long-term bullish outlook on the renewable and alternative energy market. The Ludlow Energy SmallCap Index is owned and operated by Ludlow Energy Fund, Inc., based in New York City.

Panama

     On September 14, 2006 the Company announced that Sicmar International Panama S. A. signed a contract with the city of Las Tablas securing the land and the waste for the 200-ton-per-day Sicmar Plasma Converter Facility. This first-of-its-kind resource recovery center in Panama will process municipal solid waste.

     Sicmar International is a Startech associate and the company's exclusive representative in the Republic of Panama.

Results of Operations

Comparison of three months ended July 31, 2006 and 2005

     Revenues. Total revenues were $286,131 for the three months ended July 31, 2006, as compared to $96,064 for the same period in 2005, an increase of $190,067 or 198%. For the three months ended July 31, 2006, a portion of the distributorship agreements were recognized as revenue in the amount of $65,972. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. Additionally, revenues of $120,155 were derived from the ongoing testing program in Mihama, Japan and $100,000 for engineering services relating to the China program. The revenue for the three months ending July 31, 2005 was related to distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain.

     Gross Profit. Gross profit was $219,387 for the three months ended July 31, 2006, compared to a gross profit of $96,064 in the same period in 2005, or an increase of $123,323 from the same period in 2005, or 128.4%. Gross margins were directly impacted due to the revenue recognized from the distributorship agreements, Mihama and China.

     Selling Expenses. Selling expenses for the three months ended July 31, 2006 were $167,367, compared to $253,024 for the same period in the prior year, a decrease of $85,657, or 33.9%. Selling expenses decreased as a result of lower consulting expenses and lower marketing activity.

     Research and Development Expenses. Research and development expenses for the three months ended July 31, 2006 were $81,467, compared to $80,474 for the same period in the prior year. The expenses were primarily consistent with the prior year.

     General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2006, were $654,578, compared to $657,353 for the same period in 2005, a decrease of $2,775 or 0.5%. This decrease was related to lower salary, and public relations expenses, offset by an increase in stock based compensation in the amount of $133,416.

     Other Income/Expenses. Other income for the three months ended July 31, 2006 was $1,071,043, compared to other income of $108,334 in the same period in 2005, an increase in income of $962,709. The increase in income is directly attributable to the non-cash items relating to the Cornell debenture financing including the change in value of warrants and conversion value amounting to $1,284,978, amortization of deferred debt discount of $200,652 and amortization of deferred financing costs amounting to $24,273.

     Interest Income. Interest income for the three months ended July 31, 2006 was $34,292, compared to $5,303 in the same period in 2005, an increase of 546.7%. The increase is due to higher returns on the Company's short-term investments and higher average interest rates.

Comparison of nine months ended July 31, 2006 and 2005

     Revenues. Total revenues were $761,793 for the nine months ended July 31, 2006, as compared to $162,034 for the same period in 2005, an increase of $599,759 or 370%. For the nine months ended July 31, 2006, a portion of the distributorship agreements were recognized as revenue. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. Additionally, revenues were derived from the ongoing testing program in Mihama, Japan and for engineering services relating to the China program. The revenue for the nine months ending July 31, 2005 was related to distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain.

     Gross Profit. Gross profit was $559,307 for the nine months ended July 31, 2006, compared to a gross profit of $162,034 in the same period in 2005, or an increase of $397,273 from the same period in 2005. Gross margins were directly impacted due to the revenue recognized from the distributorship agreements.

     Selling Expenses. Selling expenses for the nine months ended July 31, 2006 were $526,064, compared to $690,178 for the same period in the prior year, a decrease of $164,114 or 23.8%. Selling expenses decreased as a result of lower consulting expenses and lower marketing activity.

     Research and Development Expenses. Research and development expenses for the nine months ended July 31, 2006 were $244,669, compared to $250,664 for the same period in the prior year, a decrease of $5,995. This decrease was primarily related to a decrease in travel expenses.

     General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2006 were $2,334,755, compared to $2,163,528 for the same period in 2005, an increase of $171,227. This increase was related to stock-based compensation, higher rent, office supplies and stockholder relations expense offset by lower consulting and public relations expense.

     Other Expense. Other expense for the nine months ended July 31, 2006 was $2,027,909, compared to Other Income of $323,499 the same period in 2005, an increase in expense of $1,704,410. The increase in expense is directly attributable to the non-cash items relating to the Cornell debenture financing, including the change in value of warrants and conversion value amounting to $65,129, amortization of deferred debt discount amounting to $1,709,809 and amortization of deferred financing costs amounting to $227,339.

     Interest Income. Interest income for the nine months ended July 31, 2006 was $70,422, compared to $16,668 in the same period in 2005, an increase of $53,754. The increase is due to higher returns on the Company's short-term investments and higher average interest rates.

Liquidity and Capital Resources

     As of July 31, 2006, we had cash and cash equivalents of $2,760,436 and working capital of $63,483. During the nine months ended July 31, 2006, our cash and cash equivalents increased by $270,907.

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

     On September 15, 2005, the Company entered into the Purchase Agreement and Standby Agreement with Cornell. The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures of which $1,150,000 was funded within five business days of the date of the Purchase Agreement and the balance was funded on October 19, 2005. The Debentures, which originally matured in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. The Company can prepay the Debentures at anytime upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The Debentures are secured by substantially all of the Company's assets and shares of common stock as discussed below.

     The Purchase Agreement requires the Company to file a registration statement within 30 days of the date of the agreement and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission within 120 days of the date of the agreement, which was originally extended to May 15, 2006 and is now under discussion with Cornell for a further extension. In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the Purchase Agreement, unless the reason the registration statement is not declared effective is not the direct responsibility of Company. The Company has recently filed a registration statement and is working with Cornell to resolve pending comments from the SEC.

     The debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock.

     On April 22, 2006, Cornell converted $1,000,000 of the convertible debenture into 543,478 shares of common stock. Through July 31, 2006, the Company has made principal payments aggregating $431,567 towards the Debentures.

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

     On September 16, 2005, the Company entered into a Purchase Agreement and a Standby Agreement with Cornell. The Standby Agreement requires Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. Such registration statement has not been declared effective. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2 million. The amount of capital available under the equity line of credit is not dependent on the price or volume of the Company's common stock. Cornell may not own more than 9.9% of the outstanding common stock at any time.

     Our investing activities have consisted primarily of short-term, high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. treasury notes and Treasury-bills. No realized gains or losses were recorded during the nine months ended July 31, 2006 or 2005.

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

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the three month period ending July 31, 2006. As a result, we are confident that our financial statements for the quarter ended July 31, 2006 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the quarter ended July 31, 2006 or any prior period.

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     There have been no material changes to the Company's risk factors as set forth in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 12, 2006, the Company issued 6,484 shares of common stock to its 401(k) plan as a matching contribution.

     On May 15, 2006, the Company received cash proceeds in the amount of $20,300 from the exercise of options and issued 10,000 shares of common stock upon exercise thereof.

     On May 23, 2006 the Company issued 1,300,000 shares of common stock to FB US Investments, LLC for a private placement at $2.00 per share.

     On July 6, 2006 the Company issued 65,000 shares of common stock to Peras Asset and Environmental Management as commission for the May 23, 2006 transaction with FB US Investements.

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

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

         *       Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of September, 2006.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 19th day of September 2006.


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