Form 10-K
period 2006-10-31
STARTECH ENVIRONMENTAL CORP
filed 2007-02-12
CIK 875762

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

[  x  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended — October 31, 2006

OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to _________________________

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1286576
(State of incorporation)	(I.R.S. Employer
Identification Nunber)

88 Danbury Road
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  x  ] NO [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  X  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (check one):

Large accelerated filer [   ]    Accelerated filer [   ]   Non-accelerated filer [  x  ]

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [    ] NO [   x   ]

     As of February 9, 2007, 20,724,364 shares of common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of February 9, 2007 was $52,847,128 based on the closing price of the common stock on that date.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be filed by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from portions of the Registrant’s proxy statement in connection with its 2007 Annual Meeting of Stockholders. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant’s proxy statement are expressly not incorporated herein by reference.

STARTECH ENVIRONMENTAL CORPORATION

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

	Part I

Item

1	Business	1
2	Properties	14
3	Legal Proceedings	14
4	Submission of Matters to a Vote of Security holders	15

	Part II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	15
6	Selected Financial Data	17
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18
7A	Quantitative and Qualitative Disclosures About Market Risk	31
8	Financial Statements and Supplementary Data	31
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
9A	Controls and Procedures	31
9B	Other Information	32

	Part III

10	Directors and Executive Officers of the Registrant	33
11	Executive Compensation	33
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
13	Certain Relationships and Related Transactions	33
14	Principal Accounting Fees and Services	33

	Part IV

15	Exhibits, Financial Statement Schedules	34

PART I

Item 1.    Business.

     This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 36 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.

     References in this annual report to “the Company,” “Startech,” “we,” “us,” and “our” refer to Startech Environmental Corporation and our wholly-owned subsidiary on a consolidated basis, unless otherwise stated.

Overview

     Startech is an environmental technology company commercializing its proprietary plasma processing technology known as the Plasma Converter™ that achieves closed-loop elemental recycling that irreversibly destroys hazardous and non-hazardous waste and industrial by-products while converting them into useful commercial products. These products include a rich synthesis gas called PCG (Plasma Converted Gas)™ surplus energy for power, hydrogen, metals and silicates for use and for sale.

Background

     Startech is an environmental technology corporation that manufactures, markets and sells a recycling system called the Plasma Converter for the global marketplace. Until January 2002, we were solely engaged in the manufacture and sale of equipment for use by others. Thereafter, we have attempted to broaden the scope of our available revenue opportunities. This change was brought about by management’s decision to expand its market penetration strategies and opportunities. Rather than only market and sell our products for use by others, we are now seeking opportunities to become directly involved in the operation and use of our products. We reconsidered our stated philosophy of not engaging in the processing of feedstock materials and/or waste and decided that it was timely to seek out and include all possible market penetration strategies, including build-own-operate, build–own- transfer of ownership, and joint development projects.

     By concentrating on re-positioning our Company for long-term growth, we did not achieve the sales goals we anticipated would occur in the 2004, 2005 and 2006 fiscal years. However, we believe this new way of approaching the market over time will help achieve maximum penetration in the shortest timeframe.

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

     Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers’ business so they can now realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, we believe this will allow our customers to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range approximately from $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

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

     Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials. What many would now call waste we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build-own-operate/build-own-transfer of ownership facilities, joint development projects and engineering services.

Markets

     We view the future of our business as divided into three key market segments; power/energy, waste remediation, and engineering services. Projects are generally categorized according to the specific or stated objective of the customer, waste remediation or power generation. A customer may have a need to remediate a particularly onerous waste such as PCBs but has no need to produce commodity products. The goal is to simply get rid of waste. That would be considered a waste remediation project. Conversely, a customer in an area with limited or high cost power may want to select a waste stream to give the greatest amount of Plasma Converted Gas ™ with which to produce power to run his system or for other power uses. The production of power is the desired benefit and the feedstock (waste material) selected is chosen for the highest quality commodity product produced, in this case electric power. The market for our Plasma Converter System is for on-site use by industrial, institutional and government facilities, and also for commercial facilities that process waste under contract.

     Our market for the sale of Plasma Converter Systems will be made up of sales to:

A)	Generators of waste; and
B)	Processors of waste.

     Startech’s revenues and profits are produced by:

(1)	the sale of its systems that may also include a continuing, revenue-producing “tolling fee” for each pound of material processed; and
(2)	building and owning commercial Plasma Converter facilities operated separately by the Company or in partnership.

Power/Energy

     This segment includes projects that incorporate equipment that create power/energy products to work in conjunction with our core Plasma Converter technology. Distributed power requirements and peak power demands have identified expanded opportunities. With energy prices reaching record levels during 2006, we believe our technology will become more attractive to energy companies producers and companies that require a substantial amount of energy.

Waste Remediation

     This part of our business includes projects where the emphasis of the customer is to dispose of its waste material in an environmentally responsible, and cost effective, manner. Waste material disposal costs vary greatly depending on the composition of the waste. We are specifically targeting customers that will receive the most economic gain from using our technology. Examples of such waste streams are:

o	Medical waste
o	Pharmaceutical waste
o	PCBs
o	Municipal solid wastes
o	Incinerator ash
o	Biological contaminants
o	Sewer and power-plant-scrubber sludge
o	Paints and solvents
o	Electronic industry waste
o	Contaminated soils
o	Asbestos and other hazardous waste streams

     We further delineate these markets into the following categories:

o	Onsite Treatment – Includes:

-	Hospitals and medical centers.
-	Industrial hazardous waste generators such as petrochemical, chemical, refining, and metals companies.
-	Industrial hazardous waste processors.
-	Government agencies such as Department of Defense and the Department of Energy.

o	Offsite Treatment (at an integrated waste management facility) – Includes waste management and/or transport companies.

o	Mobile Treatment – Includes all of the above who value the ability to move quickly from site to site.

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

2.

  Build-Own-Operate/Transfer Of Ownership Projects: We are actively seeking to develop opportunities to own and operate Plasma Converter facilities in various markets. These projects are attractive where long-term agreements with guaranteed waste streams and high value processing and or disposal fees are contracted for and will significantly increase ongoing revenue streams. The revenue generated by these types of projects has been shown to be up to ten times that realized from a straight equipment sale over the life of the project.

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

     Our senior management also sells directly to customers, in addition to seeking out projects for build-own- operate and build-own-transfer of ownership facilities. Such customers and projects might include large corporations with activities in many states or countries, or sovereign governments where the complexity of the bidding process on projects requires a large degree of company time and attention.

     We manufacture modular, skid-mounted systems that are transportable in standard tri-modal containers for shipment globally.

     The Company requires down payments and progress payments to be scheduled (for direct sales and co-venture projects) so that cash flow in the manufacturing process will be positive. Startech will obtain project financing against guaranteed waste streams/tipping fees for Build-Own-Operate (BOO) projects to fund manufacturing, shipping, and installation costs before facility startup. In addition, the Company will incorporate performance insurance for BOO projects to guarantee performance on the specific waste stream to be processed as well as obtaining necessary local permits to begin operation.

     Revenues will occasionally be derived from engineering services and testing. We perform paid-for engineering services, where we believe those services may lead to equipment sales.

Primary Customers

     For the fiscal year ended October 31, 2006, 28% of our revenue was derived from the amortization of distributorship agreements. In addition, 56% of our revenue was generated from the sale and installation of manufactured parts to one customer, while 16% of our revenue was generated from consulting and design services for one customer.

     For the fiscal year ended October 31, 2005, 63% of our revenue was derived from the amortization of distributorship agreements. In addition, 19% of our revenue was generated from the sale and installation of manufactured parts to one customer, while 18% of our revenue was generated from consulting and design services for one customer.

Plasma Converter™ Demand

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

     We believe our Plasma Converter will meet customers’ needs because our system:

o	Reduces the cost and risk associated with hazardous waste generation and disposal;

o	Performs safer than prevailing environmental standards;

o	Converts wastes into products for use or for sale;

o	Destroys wastes safely and irreversibly; and

o	Comes in small and large system capacities, in stationary and mobile configurations.

     A device generally referred to as a plasma torch, although there is no fire involved in the device, produces the plasma lightening-like arc in the Plasma Converter vessel to produce a plume of radiant energy. The Plasma Converter therefore is an electrically driven system that produces an intense field of radiant energy within the plasma vessel that causes the dissociation of the molecular bonds of solid, liquid, and gaseous compounds for materials of both hazardous and non-hazardous wastes. We refer to this destruction process as “molecular dissociation.”

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

     The Plasma Converted Gas (PCG)™ a synthesis gas recovered from our system is drawn out of the vessel and put through our gas-polishing unit. The molten silicates, inorganics and metals, if any, are removed at the lower side of the Plasma Converter vessel through a melt discharge port and recovery procedure.

     Recovered products can be used or sold as commodities for use in various manufacturing processes. It is expected that most of the Plasma Converted Gas will be used as a fuel gas and to a lesser degree, as a chemical feed stock; silicate materials recovered will be used in the ceramics, abrasives or the construction industries; the metallic components can be used or be readily available for sale with little or no additional processing. There is a newly developing interest in PCG™ to produce hydrogen by use of our patented StarCell™ system. The economic justification for the use of our systems in hazardous waste applications does not depend on any revenues from the use or sale of the recovered commodity products, but the emergence of StarCell™ Hydrogen may modify that attitude.

Recovered Commodity Products

     The Plasma Converter processes the wastes (matter) in such a way that the elemental components of the feedstock can be recovered in from one to three distinct phases:

(1)	synthesis gas (PCG™, Plasma Converted Gas) that exits the chamber;

(2)

inorganic, glass-like (obsidian-like) silicates which form a separate layer above the liquid metal (if there is a sufficient quantity of metal in the feed stock, with small quantities of metal encapsulated in the silicate stone); and

(3)	liquid metallic elements, if in sufficient quantities, which collect and are automatically discharged at the base of the vessel.

     Depending on the composition of the feedstock, any one phase may be produced, any two phases may be produced, or all three may be produced. However, the Company’s experience indicates that the most likely commodity-product recover-phase will be in two parts:

(1)	the PCG™ GAS-PHASE; and

(2)	the SOLID-PHASE in which the inorganic silicate, containing metals, will be produced.

Energy Produced and Volume Reduced

     Carbon is abundantly present in the products and the wastes of the industrial world. Such materials are inherently rich in latent chemical energy such as one would find in fuel. When carbonaceous waste feedstocks of many industrial wastes, infectious hospital waste, municipal solid waste, shipboard waste, and such are processed, the Startech system will consume 1 unit of electrical energy while producing about 4 units of energy residing in the PCG™. With the improved efficiencies of electrical generating units, the 4 units of energy residing in the PCG™ can be used to create 2 units of electrical energy.

     Materials such as scrap tires, for example, will produce recovered commodity products in two phases: the PCG™ gas phase and the metal phase, if metal exists. Because materials such as plastics, solvents, and tires are so rich in energy, they will produce a relatively large amount of PCG™ with a high-energy content that will result in approximately 6-8 units of recovered PCG™ energy for each unit of electrical energy used in the process.

     In some applications, the Plasma Converter will produce enough energy for its own needs, and produce a surplus that can be sold to the local electrical grid, or used in the customer’s facility to reduce the need for purchased power or purchased fuel. Not all wastes produce PCG™. For example, processing contaminated soil will produce no appreciable amount of PCG™.

     The volume reduction of these solid wastes, when processed in the Plasma Converter, is approximately 300 to 1. Waste streams composed primarily of hazardous or non-hazardous paper, cloth, plastic, food, pharmaceutical, explosives, paints, solvents, PCBs, confiscated drugs, filters, oils, and so on will result in so few solids as to produce volume reductions approaching infinity. Materials such as this are also very rich in elements such as carbon, oxygen, and hydrogen and the processing results almost entirely in the PCG™ commodity synthesis gas. In addition to the volume reduction, none of the remaining materials, if any, are hazardous in nature.

     Waste feedstocks that have a relatively high metal content will produce a separate liquid metal phase that can be recovered directly from the system for resale or reuse in the metallurgical industry.

     Our system may also achieve volume reductions on low-level radioactive surrogate waste of approximately 300 to 1. Other present methods of volume reduction include compaction and incineration that produce overall volume reductions of about 8 to 1. Our system will not reduce the radioactivity of the low-level radioactive waste nor do we believe that can be done by any other system, but the volume of that waste may be significantly reduced. Industries that may benefit from this process are utilities, research laboratories and hospitals that store the reduced low-level radioactive waste material on-site until it can be shipped off site to a special repository. The cost for that method can be many thousands of dollars per ton. The continued availability of the few repository sites that exist, are problematic and uncertain. We believe our system can increase a site’s storage capacity.

What is Plasma?

     Plasma is simply a gas (air) that the Plasma Converter ionizes so it becomes an effective electrical conductor and produces a lightning-like arc of electricity that is the source of the intense energy transferred to the waste material as radiant energy. The arc in the plasma plume within the vessel can be as high as 30,000 degrees Fahrenheit ... three times hotter than the surface of the Sun. When waste materials are subjected to the intensity of the energy transfer within the vessel, the excitation of the wastes molecular bonds is so great that the waste-materials’ molecules break apart into their elemental components (atoms). It is the absorption of this energy by the waste material that forces the waste destruction and elemental dissociation.

How The Process Works

     The basic Plasma Converter system consists of the following:

o	In-feed System
o	Plasma Vessel
o	Cooling Process
o	Filtration Process
o	Neutralization Process

Figure 1. Process Overview of PCS

Feed System

(GRAPHIC OMITTED)

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

     The plasma vessel is specially designed to ensure that no feedstock material is able to reach the exit port without first passing through the plasma energy field and undergoing complete molecular dissociation. The method by which this is accomplished forms a part of Startech’s intellectual property. In addition, the plasma vessel is maintained at a slight negative pressure to ensure that no gases can escape to atmosphere.

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

     Our Plasma Converter that is being used for our demonstration and training unit in our Bristol, Connecticut facility continues to be a very active marketing tool in showcasing our technology to potential customers, investors and governmental agencies. We have been proactive in utilizing this facility for training and also running some surrogate testing for specific customers.

StarCell™ development and technology —

     In Startech’s Plasma Converter System (PCS), organic wastes and other feedstocks are dissociated and reformed to create a synthesis gas predominantly hydrogen and carbon monoxide. The synthesis gas produced in the dissociation process of these materials, particularly the hydrogen component, has an expanding commercial demand. Single step gasification and reforming of feedstocks, utilizing the PCS is one potential answer to both distributed and large scale hydrogen production. The economics of the gasification process are especially favorable when gasifying organic waste including pesticides, tires, medical waste and municipal solid waste into high purity hydrogen fuel.

     To enhance the fuel production capability of the Plasma Converter System, Startech has built upon current and past research to develop StarCell a ceramic membrane technology for the isolation and purification of Hydrogen from a mixed gas stream. This technology has far reaching applications in the emerging hydrogen economy for virtually any hydrogen purification application.

     During 2006, Startech has continued the capability of our StarCell product with Department of Energy (“DOE”) projects in the developmental and testing of varied waste streams to define and establish baseline information in the performance and yield of the StarCell membrane. We are currently completing the second phase of testing and preparing the final technical report for DOE. It is expected to issue our findings during the first half of 2007 and present the Startech Technical Report at the DOE annual conference held each year. Phase II testing incorporated the data findings from the Phase I test completed in 2005 and the lessoned learned from this testing provided the ability for additional performance evaluation of the ceramic membrane and other independent analysis of alternative feedstock’s for DOE.

     StarCell™ is the Company’s patented hydrogen selective membrane device that separates hydrogen from Plasma Converted Gas (PCG™). PCG™ is a synthesis-fuel gas mixture produced from processing material through the Plasma Converter. The increasing importance of the need for alternative energy sources and the emergence of the “Hydrogen Economy” drove our development of StarCell™.

     There are essentially two principal uses of energy:

1.	first, stationary energy for electrical power generation and heating; and

2.	second, mobile energy such as that used for transportation propulsion systems (i.e. the energy you can put in a fuel tank and take with you).

     Any discussion on energy-related issues, such as air pollution, dependable energy supplies, and global climate change, further illuminates the need for alternative fuels. Hydrogen offers very large benefits by eliminating polluting emissions and greenhouse gases, and, with the StarCell™ technology, hydrogen can become a more readily and cheaply available alternate primary energy fuel. Hydrogen, like electricity, is a premium-quality energy carrier. It can be used with high efficiency, and with zero tailpipe and zero stack emissions.

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

     StarCell™ is not a fuel cell; it is a ceramic membrane filtration system that extracts hydrogen from PCG™. Because hydrogen is such a small molecule, smaller than all the others in the PCG™ gas mixture, it can be pushed through the filtering membrane to allow the hydrogen to be separated from the PCG™.

     PCG™ is produced from wastes; it is a gas mixture containing a large quantity of hydrogen. Hydrogen is a valuable commodity with many commercial uses. It also is a pristine fuel that produces no carbon by-products. Pound-for-pound, hydrogen contains more energy punch than all the other fuels; and, when used in fuel cells or engines produces only clean water vapor.

     StarCell™ Hydrogen can feed fuel cells and hydrogen engines. StarCell™ Hydrogen is a fuel that can produce clean electricity and clean propulsion systems. The combination of the Plasma Converter with StarCell™ can produce hydrogen on a large scale from the wastes of the world, and at a very low cost. Our customers who use a Plasma Converter with a StarCell™ will get paid for processing the incoming waste at the front end, and will be paid for the hydrogen at the back end. People sometimes forget that waste, even hazardous waste, is an ever-present, and much overlooked, valuable and renewable resource.

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

     The paradox is, that while hydrogen is the most abundant material in the universe, it is not readily accessible. Expensive and sophisticated chemical-industry processes must extract it. Nearly all of the hydrogen produced today is made from fossil fuels. These fuels consist primarily of molecules made up of carbon and hydrogen. To produce hydrogen from these fossil fuel molecules, they must be “reformed” with steam and/or oxygen in a complex thermo-chemical process consisting of many steps. The products of reformation are hydrogen gas and carbon-gas species. The traditional industrial process further purifies and separates the hydrogen from the rest of the stream by various methods. This expensive reformation process is exactly what our Plasma Converter does in the process of destroying most feedstock. In other words, we get the reformation process from the Plasma Converter for no additional costs.

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

     We believe the following are a few of our competitive advantages:

o	Low total system cost that allows our customers to make money with our system

o	Operating performance far safer than prevailing environmental standards
o	The ability to process solids, liquids, and gases simultaneously
o	Versatile feed systems and vessel openings that allow a wide variety of feed streams
o	Advanced stage of power producing peripheral equipment
o	Unmatched advanced design and operating performance of our complete system
o	Management’s experience with plasma and its commercial application
o	Depth and breadth of manufacturing knowledge and experience
o	Greater access to capital markets as a public company over private companies
o	Fully trained distributors and representatives
o	Multiple modes of operations

     We believe the following are our competitive disadvantages;

o	Our cash position relative to other multi-national companies who may enter this field as it grows
o	Market place resistance to new technologies when dealing with the public health and safety

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

     We are the licensee on one patent. The inventions and related know how could enhance the commercial capability of our core plasma system for certain applications. The patent relates to a Hydrogen-Selective Ceramic Membrane that was developed by Media and Process Technology, Inc., and its predecessor, ALCOA Corporation. This technology provides for the high temperature dehydrogenation of our Plasma Converted Gas and forms the basis for our StarCell™ system.

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

Government Regulation

     Our customers are required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act, as amended and the Occupational Safety and Health Act of 1970, which may require us, our prospective working partners or its customers to obtain permits or approvals to utilize the Plasma Converter system and related equipment on job sites. In addition, because we are marketing the Plasma Converter system internationally and expect those sales to represent a significant portion of our revenues, our customers will be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that these required permits and approvals would be obtained. Furthermore, particularly in the environmental remediation market, we may be required to conduct performance and operating studies to assure government agencies that the Plasma Converter system and its by-products do not prove to be environmental risks. There is no assurance that these studies, if successful, will not be more costly or time-consuming than anticipated. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, our prospective working partners and/or its customers may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. There can be no assurance that our system’s performance will satisfy all of the applicable regulatory requirements.

Environmental Matters

     Our customers’ operations are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of regulated materials. Although our role is generally limited to the sale or leasing of its specialized technical equipment for use by our customers, there is always the risk that equipment failures could result in significant claims against us. Any claims against us could materially adversely affect our business, financial condition and results of operations as well as the price of our common stock.

Manufacturing Operations

     Our products and systems are presently being manufactured by third party vendors who build specific component parts to our specifications. Some of the manufacturing components are constructed at our 30,000 square foot manufacturing facility located in Bristol, Connecticut. We also assemble, ship and test our systems there.

Research and Development

     While the principal research and development to produce commercial Plasma Converters has been completed, we will continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have to date been entirely paid for and sponsored by the Company. We will continue to develop and design operational improvements that will be primarily in the area of the use of the Plasma Converted Gas produced by the Plasma Converter also used by StarCell. Expenditures for research and development will be geared to achieving lower costs designs and higher efficiencies consistent with our business model of offering complete systems solutions. During the year ended October 31, 2006, we expensed $324,834 for research and development compared to $337,898 in development during the year ended October 31, 2005. As we expand our research and development focus in fiscal year 2007, our efforts are expected to be devoted to the development of patentable proprietary inventions in the field of high temperature thermo-chemistry and the production of low cost hydrogen. In addition we will continue conducting ongoing tests, demonstrations and enhancements of the Plasma Converter for potential customers and governmental agencies.

Employees

     As of January 25, 2007, the Company had 16 full-time employees. Of these full-time employees, four are in engineering, one in research and development, four in sales and marketing and seven are in management or administrative positions. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment, and prohibiting them from competing with us. Our employees are not represented by any labor union or collective bargaining agreement, and we believe that our relations with our employees are good.

Item 2.    Properties.

     Our corporate headquarters is located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where we lease 5,612 square feet of office space from Furst Properties, LLC as landlord. The lease, electrical, and taxes provides for monthly payments of $12,159 to December 2008, when the lease expires; however, the Company has the option to extend it for another three years at the same price.

     Our product showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 10,800 square feet of office space from WS 190 Century Drive, LLC. as landlord. The lease provides for monthly payments of $8,166 to June 2008, when the lease expires.

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

     The following table lists the future lease commitments for the corporate headquarters at Wilton, Connecticut, and the Product showroom in Bristol, Connecticut, and the Manufacturing facility in Bristol, Connecticut:

Year	Annual Rent
2007	$ 313,200
2008	194,904
2009	145,908

Total	$ 654,012

Item 3.    Legal Proceedings.

     The Company is involved from time to time in legal proceedings in its ordinary course of business. These matters may raise complicated issues and are subject to uncertainties and difficulties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; and (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred. The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal process, there can be no assurance that one or more of these matters will not produce a loss which could have a material adverse effect on the Company’s financial results for any given period.

Item 4. Submission of Matters to a Vote of Securityholders.

No matters were submitted to a vote of security holders during the fourth quarter of the year or covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders’ Matters.

(a) Market Information

     Our common stock is traded on the Over-the-Counter-Bulletin Board (OTCBB) under the symbol STHK.OB. The table below shows the high and low closing price of our Common Stock during the quarters indicated.

Fiscal Year Ended October 31
	2006	2005
	High	Low	High	Low
First Quarter	$ 2.55	$ 1.70	$ 4.29	$ 3.12
Second Quarter	$ 3.89	$ 1.79	$ 3.60	$ 1.85
Third Quarter	$ 3.86	$ 2.00	$ 3.10	$ 2.30
Fourth Quarter	$ 2.17	$ 1.65	$ 3.15	$ 2.25

Closing Price
First Quarter Ended	High	Low
January 31, 2007	$ 3.15	$ 2.00

(b) Stockholders

     As of January 25, 2007, there were 603 holders of record of the Company’s Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c) Dividends

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the future to finance its operations.

(d) Securities Authorized for Issuance under Equity Compensation Plans

	Shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Shares of Common Stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	1,820,500	$ 2.62	209,089
approved by security holders

Equity compensation plans not	5,093,611	$ 5.23	—
approved by security holders

Total	6,914,111	$ 4.00	209,089

Recent Sales of Unregistered Securities

     On January 29, 2006, 120,000 shares of common stock were issued upon the exercise of warrants were exercised by one accredited investor at a price of $1.80 per share, resulting in net proceeds of $216,000.

     During the fiscal year ended October 31, 2006, the Company, in accordance its 401(k) plan, issued 31,340 of common stock valued at $65,181 to its employees as a matching contribution.

     During the fiscal year ended October 31, 2006, employees exercised options to purchase 17,000 shares of common stock, resulting in net proceeds of $35,990.

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the “Mercatus Agreements”) with Mercatus & Partners, Limited (“Mercatus”). Pursuant to the Mercatus Agreements, the Company agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the “Mercatus Shares”), no par value per share (“Common Stock”), for an aggregate purchase price of $5,000,000. Mercatus had up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares were placed in escrow. The Company never received any proceeds pursuant to the Mercatus Agreements and as a result, the Company terminated the Mercatus Agreement., The aforementioned stock certificates were returned to the Company for cancellation.

     On April 22, 2006, Cornell converted $1,000,000 of the secured convertible debenture into 543,478 shares of common stock.

     On May 23, 2006, the Company entered into a Stock Purchase and Registration Rights Agreement (the “FB Agreement”) with FB U.S. Investments, L.L.C, (the “Investor”), pursuant to which the Investor purchased 1,300,000 shares of the Company’s common stock, no par value (the “Common Stock”) for aggregate gross proceeds of $2,600,000. In addition to the shares of Common Stock, the Company issued the Investor warrants to purchase an aggregate of 2,600,000 additional shares of Common Stock (the “Investor Warrants”). Pursuant to the FB Agreement, the Company granted the Investor piggyback registration rights with respect to the shares of Common Stock purchased by the Investor as well as the shares of Common Stock issuable upon exercise of the Investor Warrants. In addition, the Company issued 65,000 shares of common stock valued at $130,000, 130,000 warrants to purchase common stock, and paid cash to the placement agent of $130,000 with respect to this transaction. The securities issued by the Company were exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

     The selected financial data set forth below for the five years ended October 31, 2006 is derived from the Company’s audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements And Supplementary Data” included in Item 8 which are incorporated herein by reference. The acquisition of Startech Corporation by the Registrant occurred on November 17, 1995. The financial information reflects the operations of both companies combined for all the periods presented.

	Year Ended October 31,
	2006	2005	2004	2003	2002
Net sales	$ 948,794	$ 290,087	$ 1,708,768	$ 70,000	$ 136,471

Loss from operations	(3,507,262)	(4,061,477)	(2,661,719)	(3,076,921)	(4,038,425)

Other income (expense)	(3,109,768)	404,879	27,786	(344,936)	136,673

Net Loss	($ 6,619,707)	($ 3,678,788)	($ 2,646,406)	($ 3,421,714)	($3,915,300)

Earnings (loss) per share of
weighted average
shares of common stock outstanding	(0.34)	(0.21)	(0.16)	(0.29)	(0.40)

Weighted average number of shares
of Common stock outstanding	19,643,127	17,920,582	16,872,391	11,641,052	9,746,165

Total assets	5,174,099	5,634,261	4,957,268	4,885,586	3,138,230

Total liabilities	3,667,858	3,981,385	1,335,634	1,497,349	743,802

Long-term obligations	—	—	242	4,316	17,580

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

     Startech’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The following accounting policies and estimates are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has no significant revenue, suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern..

     The Company has historically satisfied its capital needs primarily by the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners and its affiliates (“Cornell”). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures. This entire amount was funded during September and October 2005. On April 22, 2006, Cornell converted $1,000,000 of the secured convertible debenture into 543,478 shares of common stock. As of October 31, 2006, the Company has made principal payments aggregating approximately $620,000 towards the debentures and has a remaining balance due of approximately $690,000. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. In addition, on May 23, 2006, the Company received net cash proceeds of $2,470,000 from an investor for the sale of 1,300,000 shares of common stock pursuant to a private placement transaction.

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

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company has had recurring net losses and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Stock Based Compensation

     For the year ended October 31, 2006, the Company incurred stock-based compensation expense of $770,427, respectively. Prior to November 1, 2005, the Company accounted for stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below market price at the date of grant. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to November 1, 2005, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense after the adoption of SFAS 123R includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements on net loss for the year ended October 31, 2006 was to recognize a charge of $770,427 higher than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended October 31, 2006 was $0.04 per share.

     As of October 31, 2006, the fair value of non-vested options totaled $230,958.

      The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	2006	2005	2004
Risk-free interest rate range	4.00%-5.15%	2.89%-4.57%	4.21
Expected life of options — years	3.47	5.63	6.84
Expected stock price volatility range	81%-132%	81	98%
Expected dividend yield	N/A	N/A	N/A

     The estimated fair value of options granted is amortized to expense over the option vesting periods.

Derivative Financial Instruments

     Warrants and embedded conversion options are accounted for under EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company’s Own Stock” and EITF 05-4, View A “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument”. Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. Actual period closing common stock prices, applicable volatility rates and period close risk-free interest rates for the contractual remaining life of the contracts are key components used in the Black-Scholes valuation model.

Long Lived Assets

     The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 “Long Lived Assets” when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary.

Off-Balance Sheet Arrangements

     As of February 7, 2007, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Results of Operations

Comparison of Fiscal Years Ended 2006 and 2005

     Revenues. Our total revenues were $948,794 for the fiscal year ended October 31, 2006, as compared to $290,087 for the same period in 2005, an increase of $658,707. This increase in revenues is attributable to three major elements. The first is the Company’s amortization of distribution agreements in the current year of approximately $264,000. The second is the continuing support of the Mihama project in Japan which we grossed over $532,000 in revenue, and the third is the initiation of engineering specs for the China project which netted $100,000. In Fiscal 2005, our revenues were derived primarily from the amortization of distributorships agreements established in Australia, China and the Caribbean.

     Gross profit. Our gross profit was $641,486, as compared to a gross profit of $221,369 for the fiscal year ended October 31, 2005, an increase of $420,117, for the fiscal year ended October 31, 2006, or 190.0%. The increase in gross margins for 2006 was primarily due to revenues from Mihama project, as well as, increased consulting services provided during the year.

     General and administrative expenses. Our general and administrative expenses for the fiscal year ended October 31, 2006 were $2,947,838, compared to $2,672,781 for the same period in 2005, an increase of $275,057, or 10.3%. The Company incurred increased expenses in 2006 mainly due to additional leased space in Bristol, Connecticut (45k), professional fees ($60K), and various operational items.

     Research and development expenses. Our research and development expenses for the fiscal year ended October 31, 2006 were $324,834, compared to $337,898 for fiscal 2005, a decrease of $13,064, or 3.9%, from the same period in 2005. These decreased expenditures are a result of lower allocation expenses.

     Selling expenses. Our selling expenses for fiscal year ended October 31, 2006 were $682,984, compared to $871,246 for the same period in 2005, a decrease of $188,262, or 21.6%, for the similar period in 2005. The decreased costs in 2006 were a direct result of lower outside consultant expenses.

     Interest income. Our interest income for the fiscal year ended October 31, 2006 was $98,594, as compared to $26,071 in the same period in 2005, a increase of $72,523, or 278.2%. The increase is due to higher average cash balances and higher interest rates.

     Other income. Our other income for the year ended October 31, 2006 was $64,508, as compared to $454,035 in the same period in 2005. The decrease was a direct result of our lower grant proceeds received from the Department of Energy in 2006.

Comparison of Fiscal Years Ended 2005 and 2004

     Revenues. Our total revenues were $290,087 for the fiscal year ended October 31, 2005, as compared to $1,708,768 for the same period in 2004, a decrease of $ 1,418,681, or 83.0%. In Fiscal 2005, our revenues were derived primarily from the amortization of distributorships agreements established in Australia, China and the Caribbean. Additional revenues were received from Mihama for the reinstallation of our plasma system in Kobe, Japan. In fiscal 2004, we delivered to Mihama components and system modifications, as well as contracted spare parts. Additional revenue resulted from distributor agreements located in Australia and Puerto Rico.

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

     General and administrative expenses. Our general and administrative expenses for the fiscal year ended October 31, 2005 were $2,672,781 compared to $2,460,013 for the same period in 2004, an increase of $212,768, or 8.7%. The Company incurred increased expenses related to a financing arrangement ($35,944), higher utility expenses ($11,327), increased rents ($38,254), office expenses ($40,981), and higher stockholder relations expenses ($66,129).

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

Comparison of Fiscal Years Ended 2004 and 2003

     Revenues. Our total revenues were $1,708,768 for the fiscal year ended October 31, 2004, as compared to $70,000 for the same period in 2003, an increase of $1,638,768, or 2,341.1%. In fiscal 2004, we delivered to Mihama components and system modifications, as well as contracted spare parts. Additional revenue resulted from distributor agreements located in Australia and Puerto Rico. There were no Plasma Converter Systems shipped in fiscal year 2003 and revenues were limited to testing for Concurrent Technologies Corporation (“CTC”).

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

Effects of Inflation

     Inflation has not had a significant effect on the Company’s net revenues for fiscal 2006.

Recent Developments

PlasmaTech of Puerto Rico and Barceloneta

     On January 5, 2007, Enrique J. Ruiz, Chief Executive Officer of PlasmaTech Corporation, the Company’s distributor located in San Juan, Puerto Rico, informed the Company that PlasmaTech has secured the financing for its new Startech Plasma Converter facility located in Barceloneta, Puerto Rico. The facility will employ three Plasma Converter Systems; a five, a ten and a ten ton-per-day system processing hazardous industrial waste. The Plasma Converted Gas (PCG synthesis gas) derived from processing the waste through the Converter is expected to be used as the feedstock to produce liquid fuel.

FFI Ethanol Facility in Toms River, NJ

     On January 4, 2007, Jack Young, President of Fuel Frontiers Incorporated (FFI), a strategic alliance partner of the Company, announced that it paid Bear Sterns & Co. Inc. $100,000 relating to an agreement for Bear Sterns to lead a tax-exempt bond offering, as the senior underwriter, totaling $84 million for the construction of a waste-to-ethanol synthesis plant in Dover Township, New Jersey. The FFI Letter of Intent to the Company calls for the Company to supply a 100 ton- per-day Plasma Converter System for the Toms River waste-to-ethanol facility.

Liquidity and Capital Resources

     This liquidity section contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

     The Company had a net working capital of $661,262 as of October 31, 2006 and had cash and cash equivalents of $2,279,914 as of October 31, 2006.

     The Company has historically satisfied its capital needs primarily by the sale of equity securities.

     On September 15, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. The Securities Purchase Agreement provides for Cornell Capital Partners to purchase up to $2,300,000 of secured convertible debentures (the “Debentures”) which were funded during the year ended October 31, 2005. The Debentures are convertible by Cornell Capital Partners at any time at a conversion price of $1.84 per share of common stock. The Debentures originally matured in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. The Company can prepay the debentures at anytime upon three days written notice. If the Company’s common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The Debentures are secured by substantially all of the Company’s assets and shares of common stock as discussed below. In connection with the issuance of the Debentures, in September 2005, the Company issued to Cornell Capital Partners a warrant to purchase 650,000 shares of the Company’s common stock for a period of three years with an exercise price per share of $2.53.

     On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. Through October 31, 2006, the Company has made principal payments aggregating approximately $620,000 towards the Debentures. In accordance with EITF 00-19, upon these repayments and conversion, the Company has reclassified $1,267,025, representing the portion of the derivative liability, to additional paid-in capital.

     The Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the convertible note. These fees have been recorded as deferred financing costs and are being expensed through the maturity date of the Debentures.

     The SEDA requires Cornell, at the Company’s option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company’s common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2,000,000. The Company issued to Cornell 386,956 shares of the Company’s common stock a valued at $979,000 as a fee for entering into the Agreement and issued 4,348 shares valued at $11,000 to the placement agent. In addition the Company incurred legal and various other costs of $239,595 in connection with this transaction.

     The Securities Purchase Agreement and the SEDA required that the Company to file a registration statement within 30 days of the date of the agreements and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission, (the “SEC”) within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement was not filed or declared effective within the prescribed time periods, the Company would be required to pay liquidated damages as defined under the agreement. As of October 31, 2006, this registration statement was not declared effective by the SEC. Accordingly, the SEDA has not been activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

     Subsequent to October 31, 2006, the Company and Cornell agreed to terminate the SEDA and begin negotiations on a SEDA with new terms. In addition, Cornell has agreed to waive any and all liquidated damages that may be payable in connection with the Registration Rights Agreement. In addition, Cornell has agreed to return up to 135,000 of the 391,304 shares issued as offering costs in connection with the SEDA. The exact number of returned shares will be determined based on negotiations between the Company and Cornell.

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the “Mercatus Agreements”) with Mercatus & Partners, Limited (“Mercatus”). Pursuant to the Mercatus Agreements, the Company agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the “Mercatus Shares”), no par value per share (“Common Stock”), for an aggregate purchase price of $5,000,000. Mercatus had up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares were placed in escrow. The Company never received any proceeds pursuant to the Mercatus Agreements and as a result, the Company terminated the Mercatus Agreement. Subsequent to October 31, 2006, the aforementioned stock certificates were returned to the Company for cancellation.

     On May 23, 2006, the Company entered into a Stock Purchase and Registration Rights Agreement (the “FB Agreement”) with FB U.S. Investments, L.L.C, (the “Investor”), pursuant to which the Investor purchased 1,300,000 shares of the Company’s common stock, no par value (the “Common Stock”) for aggregate gross proceeds of $2,600,000. In addition to the shares of Common Stock, the Company issued the Investor warrants to purchase an aggregate of 2,600,000 additional shares of Common Stock (the “Investor Warrants”). Pursuant to the FB Agreement, the Company granted the Investor piggyback registration rights with respect to the shares of Common Stock purchased by the Investor as well as the shares of Common Stock issuable upon exercise of the Investor Warrants. In addition, the Company issued 65,000 shares of common stock valued at $130,000, 130,000 warrants to purchase common stock, and paid cash to the placement agent of $130,000 with respect to this transaction.

     Working capital was provided primarily from private placements, the Cornell debenture, security deposits and other income that were completed in 2005, from which we raised net proceeds of $4,146,819 after expenses. We have and will continue to be dependent upon the deposits and progress payments from the sale of equipment and the private sale of securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the above sources as well as additional private placements, demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

     The Company believes that continuing operations for the longer term will be supported primarily through anticipated growth in revenues and, if necessary, through additional sales of the Company’s securities. Management of the Company is continuing its efforts to secure additional funds through equity and/or debt instruments. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our investing activities have consisted primarily of short-term high quality liquid investments, with maturities of three months or less when purchased, which are considered cash equivalents. The primary investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills.

RISK FACTORS

     This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below under this heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

     We had revenues of $1,708,768, $290,087 and $948,794 for each of the fiscal years ended October 31, 2004, 2005 and 2006, respectively, and our net loss for each of these periods was $2,646,406, $3,678,788 and $6,619,707, respectively. We do not expect to generate any material revenues until after we successfully complete the manufacture and installation of a significant number of Plasma Converters™. We expect losses to increase as a result of “business as usual” expenses over the next 6 months, as we expand our marketing efforts and demonstrate our results of operations and liquidity will be materially adversely affected and our technology to potential customers. If we are unable to increase revenues and we continue to operate at a loss, our results of operations and liquidity will be materially adversely affected and the market price of our common stock will likely decline.

We have not yet sold the Plasma Converter™ on a large – scale commercial basis which may limit our sales and revenue.

     We have never utilized the Plasma Converter™ under the conditions and in the volumes that will be required to achieve profitability nor has the Plasma Converter™ been utilized on a large-scale commercial basis. While we have demonstrated the Plasma Converter™‘s ability to process and dissociate waste feedstocks and recover resources in pilot scale and industrial-sized Plasma Converters™, there is no guarantee that the same or similar results could be obtained on a large-scale continuing commercial basis or on any specific project. Our success will depend, in part, on our ability to design and build systems that handle many tons of material per day and operate continuously. Our data and research to date support the fact that we will achieve results in the larger systems similar to those we have had in the smaller system we have manufactured. If the larger systems do not operate as we expect, it will significantly limit our sales and revenue, our results of operation and liquidity will be materially, adversely affected and the market price of our common stock will likely decline in value.

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

     There are limited sources of supply for some Plasma Converter™ components. Business disruptions, financial difficulties of the manufacturers or suppliers, or raw material shortages could increase the cost of goods sold or reduce the availability of these components. In our development to date, we have been able to obtain adequate supplies of these key components. If sales accelerate, we may experience a rapid and substantial increase in our need for components. If we are unable to obtain a sufficient supply of required components, we could experience significant delays in manufacturing, which could result in the loss of orders and customers, and could affect our business, financial condition and results of operations. Although we plan to purchase inventories of these strategic components, we may still require alternative sources if we experience delays in obtaining them. If the cost of finished components increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

Our failure to achieve market acceptance of the Plasma Converter™ within our expanded business model would adversely affect our business.

     The failure to achieve market acceptance of the Plasma Converter™ within our expanded business model would affect our profitability, future revenues, the market price of our common stock, and the success of our business. Many prospective users of the Plasma Converter™ have committed substantial resources to other forms of material processing treatments or technologies. Our growth and future financial performance will depend on our ability to demonstrate to prospective customers the technical and economic advantages of the Plasma Converter™ over these alternatives. We may not be successful in this effort. Furthermore, it is possible that competing alternatives may actually have advantages over the Plasma Converter™ for certain industries or applications.

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

     We believe our cash reserves, anticipated cash generated from operations and other existing sources of capital will be adequate to fund our operations for up to one year. However, we may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Our inability to obtain necessary capital or financing will adversely affect our ability to fund operations and continue as a going concern. Financing for all of our activities to date has been provided by private sales of our securities. Additional financing may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, shareholders may incur dilution. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or otherwise limit the development, manufacture or sale of Plasma Converters ™, which may materially affect our business, results of operations and financial condition and reduce the value of your investment.

We face numerous risks associated with our plans to market and distribute the Plasma Converter™ domestically.

     We are currently marketing the Plasma Converter™ principally in international markets, including both industrialized and developing countries, and expect a significant portion of our future revenues to come from foreign sales. If we are unable to expand our domestic marketing efforts beyond current levels our future expected profitability will be substantially reduced. Substantial risks still remain for us to market our product effectively in domestic markets. These risks include:

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

     As part of our growth strategy, we may pursue acquisitions and investments that could provide complementary and competitive new technologies, products, or businesses. Future acquisitions or investments would involve the use of significant amounts of cash, which may cause us to incur a significant amount of debt. In addition, acquisitions involve numerous risks, including the diversion of management’s attention from other business concerns and risks of entering markets in which we have limited or no prior experience.

     We currently have no commitments with respect to any acquisition or investment. If an acquisition or investment does occur and we cannot successfully integrate the business, product, technology, or personnel that we acquire, it would have a material adverse affect on our business, results of operations and financial condition.

We may be unable to find appropriate strategic alliances, which would adversely affect market penetration of the Plasma Converter™.

     Future strategic alliances may include cooperative agreements for the sharing of information, cooperative marketing agreements, or other business relationships such as equity investments or joint ventures. We may be unable to find appropriate strategic alliances in markets in which we have little or no experience, which could prevent us from bringing our products to these markets in a timely manner, if at all. This may lower the demand for and reduce market acceptance of the Plasma Converter™, reducing our revenues and profitability.

     We have made several strategic alliances for the purpose of commercializing the Plasma Converter™. These alliances are intended to facilitate our entry into the marketplace and accelerate the development and commercialization of our products; however, to date none of our alliances have resulted in any product sales.

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

     We participate in selective research and sales opportunities involving federal and state governments. Contracts with the United States government are subject to various risks, including the risk of termination at the convenience of the government. This type of contractual clause is included in all government contracts and allows the government to cancel a contract at any time during the performance of the contract without penalty. If cancelled for “convenience” the government must pay the costs of the contract up until that date and other reasonable costs related to its termination. Additionally, revenues from these potential relationships are subject to time-consuming audit procedures under various federal statutes.

There may be claims made against us for personal injury and business losses which may subject us to litigation and related costs.

     We anticipate that the Plasma Converter™ system will be utilized in a variety of industrial and other settings, and will be used to handle materials resulting from the generation of hazardous waste. The equipment will therefore be subject to risks of breakdowns and malfunctions, and it is possible that claims for personal injury and business losses arising out of these breakdowns and malfunctions will be made against us. Our insurance may be insufficient to provide coverage against all claims, or for claims made for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Product liability claims could result in losses and could divert our management’s time and resources.

     The manufacture and sale of our products create a risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation and reduced sales, cause us to incur significant liabilities and divert our management’s time, attention and resources. We do have product liability insurance; however, there is no assurance that such insurance is adequate to cover all potential claims. The successful assertion of any such large claim against us could materially harm our liquidity and operating results.

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

     We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act of 1970, which may require our prospective working partners or our customers to obtain permits or approvals to utilize the Plasma Converter™ and related equipment on job sites. In as much as we intend to market the Plasma Converter™ internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries. We cannot be certain that required permits and approvals will be obtained or that new environmental regulations will not be enacted or that if they are, we and our customers can meet stricter standards of operation or obtain additional operating permits or approvals. Failure to obtain operating permits, or otherwise to comply with federal and state regulatory requirements, could affect our ability to market and sell the Plasma Converter™ and could substantially reduce the market price of our common stock.

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

     Other manufacturers of systems used to process and dispose of materials and wastes in both the private and public sectors include several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources and more manufacturing, marketing and sales experience than we do. As other technologies evolve, the Plasma Converter™ may be rendered obsolete. To the extent that our competitors are able to offer more cost-effective technological alternatives, our ability to compete and sell the Plasma Converter™ could be materially and adversely affected.

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

     Our products and services are typically intended for use in applications that may be critical to a customer’s business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes. For these and other reasons, the sales cycle associated with the selling of our products and services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources, or at all, because of the lengthy sales cycle for our products and services.

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

     As a result of our trading on the NASD Over-the-Counter Bulletin Board, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we are subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

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

     Our quarterly and annual operating revenues, expenses, and operating results may fluctuate. They have varied widely in the past, and we expect they will continue to fluctuate in the future. Fluctuations in quarterly and annual results will also adversely impact management’s ability to accurately project the available revenue necessary for growing our business through internal funding. Because we have a limited operating history and our future operating results may be below the expectations of securities analysts and investors, the market price of our common stock may decline.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

     The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports filed with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were not effective at the “reasonable assurance” level. These controls ensure that the Company is able to collect, process and disclose the information required in the reports that the Company files with the SEC within the required time period.

Internal Controls

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization.

     It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources the Company’s Chief Financial Officer, a member of management, has been the only full time employee principally involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no formal segregation of duties within the accounting function, leaving management of all aspects of financial reporting and physical control of cash and equivalents in the hands of the CFO. Based on the integrity and trustworthiness of the Company’s Chief Financial Officer, the Board of Directors has had confidence that there have been no irregularities in the Company’s financial reporting or in the protection of its assets.

     Our independent registered public accountants have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and material weaknesses, under standards established by the Public Company Accounting Oversight Board. The first material weakness we identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. The second material weakness we identified is in our ability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. During the year ended October 31, 2006, we consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although we believe that these events are unique to our company, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit and this Form 10-K for the period ended October 31, 2006. As a result, we are confident that our financial statements for the year ended October 31, 2006 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the year ended October 31, 2006 or any prior period.

Item 9B.    Other Information.

     None.

PART III

     The information required to be filed by Part III (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from the Company’s definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after October 31, 2006.

STARTECH ENVIRONMENTAL CORPORATION

Table of Contents

For The Years Ended October 31, 2006, 2005 and 2004

Page

Report of Independent Registered Public Accounting Firm
Independent Auditors’ Report
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Changes in Stockholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Supplemental Disclosure of Cash Flow Information	F-5
Notes to Consolidated Financial Statements	F-6 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of
Startech Environmental Corporation

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation (“the Company”) as of October 31, 2006 and October 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Startech Environmental Corporation as of October 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has no significant recurring revenues and has incurred significant losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Marcum & Kliegman LLP

New York, NY
January 9, 2007, except for the last paragraph of Note 7, as to which the date is January 26, 2007

To the Board of Directors
Startech Environmental Corporation

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Startech Environmental Corporation for the year ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations, changes in stockholders’ equity and its cash flows of Startech Environmental Corporation for the year ended October 31, 2004, in conformity with U.S. generally accepted accounting principals.

Farmington, Connecticut
December 15, 2004

STARTECH ENVIRONMENTAL CORPORATION
Consolidated Balance Sheets
October 31, 2006 and 2005

	2006	2005
Assets

Current assets:
Cash and cash equivalents	$ 2,279,914	$ 2,489,529
Accounts receivable	—	56,106
Note receivable	385,000	—
Inventories	338,675	326,392
Prepaid expenses and other current assets	3,007	40,008

Total current assets	3,006,596	2,912,035

Equipment and leasehold improvements, net	2,064,454	2,141,755

Deferred financing costs, net	13,783	251,610
Deferred offering costs	—	239,595
Other assets	89,266	89,266

Total assets	$ 5,174,099	$ 5,634,261

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 153,442	$ 109,225
Other accrued expenses	90,443	363,351
Convertible notes, net of deferred debt discount
of $101,858 and $1,897,871 as of October 31, 2006 and
October 31, 2005, respectively	589,263	402,129
Detachable warrants	544,286	819,884
Conversion option on convertible notes	280,632	1,098,758
Customer deposits and deferred revenue	2,009,792	1,187,796
Capital lease payable	—	242

Total liabilities	3,667,858	3,981,385

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
none issued and outstanding	—	—
Common stock; no par value; 800,000,000 shares authorized;
27,915,287 issued and 20,718,387 outstanding at
October 31, 2006 and 23,121,569 issued and
18,641,569 outstanding at October 31, 2005	28,929,534	25,142,363
Additional paid-in-capital	3,780,197	1,742,745
Deferred offering costs	(341,551)	(990,000)
Accumulated deficit	(30,861,939)	(24,242,232)

Total stockholders’ equity	1,506,241	1,652,876

Total Liabilities and Stockholders’ Equity	$ 5,174,099	$ 5,634,261

The accompanying notes are an integral part of the consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Consolidated Statements of Operations
For The Years Ended October 31, 2006, 2005 and 2004

	Year Ended October 31,
	2006	2005	2004
Revenue	$ 948,794	$ 290,087	$ 1,708,768

Cost of revenue	307,308	68,718	628,756

Gross profit	641,486	221,369	1,080,012

Operating Expenses:
Selling expenses	682,984	871,246	928,619
Research and development expenses	324,834	337,898	353,099
General and administrative expenses	2,947,838	2,672,781	2,251,881
Abandoned project costs	—	187,154	—
Depreciation and amortization expenses	193,092	213,767	208,132

Total operating expenses	4,148,748	4,282,846	3,741,731

Loss from operations	(3,507,262)	(4,061,477)	(2,661,719)

Other income (expense):
Interest income	98,594	26,071	29,491
Interest expense	(154,687)	(18,512)	(1,705)
Amortization of deferred financing costs	(237,827)	(35,944)	—
Amortization of deferred debt discount	(1,796,511)	(271,124)	—
Terminated offering costs	(888,044)	—	—
Change in value of warrants and conversion option	(173,301)	250,353	—
Other income	64,508	454,035	—
Loss on disposition of asset	(22,500)	—	—

Total other income(expense)	(3,109,768)	404,879	27,786

Net loss before income taxes	(6,617,030)	(3,656,598)	(2,633,933)
Income tax expense	2,677	22,190	12,473

Net loss	($6,619,707)	($ 3,678,788)	($ 2,646,406)

Per share data:
Net loss per share-basic and diluted	($ 0.34)	($ 0.21)	($ 0.16)

Weighted average common shares outstanding-basic and diluted	19,643,127	17,920,582	16,872,391

The accompanying notes are an integral part of the consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended October 31, 2006, 2005 and 2004

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Deferred Offering Costs	Accumulated Deficit	Total Stockholders Equity
Balance, October 31, 2003	2,645	$ 26,453	16,134,122	$ 19,536,077	$1,742,745	$ —	$(17,917,038)	$ 3,388,237
Shares issued for 401(k) plans	—	—	16,060	62,932	—	—	—	62,932
Shares issued for cash	—	—	1,232,080	2,506,461	—	—	—	2,506,461
Preferred shares converted to common shares	(2,645)	(26,453)	12,853	26,453	—	—	—	—
Shares issued for services rendered	—	—	13,772	45,000	—	—	—	45,000
Exercise of stock options	—	—	152,000	275,560	—	—	—	275,560
Stock subscription receivable	—	—	—	(10,150)	—	—	—	(10,150)
Net loss	—	—	—	—	—	—	(2,646,406)	(2,646,406)

Balance, October 31, 2004	—	—	17,560,887	22,442,333	1,742,745	—	(20,563,444)	3,621,634

Issuance of common stock for cash	—	—	642,944	1,589,580	—	—	—	1,589,580
Shares issued for 401(k) plans	—	—	20,857	63,073	—	—	—	63,073
Exercise of stock options	—	—	15,000	22,050	—	—	—	22,050
Exercise of warrants	—	—	10,577	35,327	—	—	—	35,327
Issuance of common stock in connection
with securities agreement	—	—	391,304	990,000	—	(990,000)	—	—
Issuance of common stock to be held in escrow	—	—	4,480,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,678,788)	(93,678,788)

Balance, October 31, 2005	—	—	23,121,569	25,142,363	1,742,745	(990,000)	(24,242,232)	1,652,876

Issuance of common stock for cash	—	—	1,300,000	2,470,000	—	—	—	2,470,000
Issuance of common stock to placement agent	—	—	65,000	—	—	—	—	—
Shares issued for 401(k) plans	—	—	31,340	65,181	—	—	—	65,181
Exercise of stock options	—	—	17,000	35,990	—	—	—	35,990
Exercise of warrants	—	—	120,000	216,000	—	—	—	216,000
Conversion of common stock in
connection with convertible debenture	—	—	543,478	1,000,000	—	—	—	1,000,000
Reclassification of derivative
liabilities to equity	—	—	—	—	1,267,025	—	—	1,267,025
Offering costs related to terminated offering	—	—	—	—	—	648,449	—	648,449
Amortization of deferred compensation	—	—	—	—	770,427	—	—	770,427
Issuance of common stock to be held in escrow	—	—	2,716,900	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,619,707)	(6,619,707)

Balance, October 31, 2006	—	—	27,915,287	$ 28,929,534	$3,780,197	$(341,551)	$(30,861,939)	$ 1,506,241

The accompanying notes are an integral part of the consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Consolidated Statements of Cash Flows
For The Years Ended October 31, 2006, 2005 and 2004

	Year Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(6,619,707)	$(3,678,788)	$(2,646,406)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	770,427	—	45,000
Abandonment of projects	—	187,154	—
Loss on disposition of assets	22,500	—	—
401(k) match through issuance
of common shares	65,181	63,073	62,932
Depreciation and amortization	193,092	213,767	208,132
Amortization of deferred financing costs	237,827	35,944	—
Amortization of deferred debt discount	1,796,511	271,124	—
Terminated offering costs	888,044	—	—
Change in value of warrants and
conversion option	173,301	(250,353)	—
Changes in operating assets and liabilities:
Accounts receivable	56,106	(56,106)	—
Note receivable	(385,000)	50,000	—
Prepaid expenses and other current assets	37,001	(19,500)	(2,735)
Inventories	(12,283)	(1,625)	(264,178)
Accounts payable	44,217	(114,592)	183,650
Customer deposits	821,996	416,019	(318,223)
Accrued expenses	(262,366)	27,626	(61,147)

Net cash used in operating activities	(2,173,153)	(2,856,257)	(2,792,975)

Cash flows used in investing activities:
Purchase of equipment	(138,291)	(471,010)	(163,398)

Net cash used in investing activities	(138,291)	(471,010)	(163,398)

Cash flows from financing activities:
Proceeds from options, warrants
and common stock issuance	2,721,990	1,646,957	2,771,871
Proceeds from convertible debenture	—	2,300,000	—
Repayments of convertible debenture	(619,919)	—	—
Offering costs related to equity line of credit	—	(239,595)	—
Capitalized financing costs	—	(287,554)	—
Repayment of capital lease payable	(242)	(4,073)	(15,995)

Net cash provided by financing activities	2,101,829	3,415,735	2,775,876

Net (decrease) increase in cash and cash
equivalents	(209,615)	88,468	(200,497)

Cash and cash equivalents, beginning	2,489,529	2,401,061	2,601,558

Cash and cash equivalents, ending	$ 2,279,914	$ 2,489,529	$ 2,401,061

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$ 146,955	$ 238	$ 1,705

Taxes	$ 2,675	$ 22,190	$ 6,050

Non-Cash Investing and Financing Activities:

Common stock issued for services	$ —	$ —	$ 45,000

Preferred stock converted to common stock	$ —	$ —	$ 26,453

Convertible notes converted to common stock	$ 1,000,000	$ —	$ —

Accrued interest converted to convertible note	$ 10,542	$ —	$ —

Reclassification of derivative liabilities to equity	$ 1,267,025	$ —	$ —

Common stock issued for deferred
offering costs	$ —	$ 990,000	$ —

The accompanying notes are an integral part of the consolidated financial statements.

Note 1 — Organization and Basis of Presentation:

Company’s Activities

     Startech Environmental Corporation (the “Company”) is an environmental technology corporation dedicated to the development, production and marketing of low cost waste minimization, resource recovery, and pollution prevention systems that convert waste into valuable commodities.

Basis of Presentation

     On November 17, 1995, Startech Environmental Corporation, formerly Kapalua Acquisitions, Inc., was acquired in a reverse acquisition, in which all the then issued and outstanding shares of common stock of Startech Corporation were exchanged for 4,000,000 shares of Kapalua Acquisitions, Inc.‘s common stock. After the acquisition and exchange of stock, the former shareholders of Startech Corporation owned 80.5% of the common stock of Kapalua Acquisitions, Inc. Subsequent to November 17, 1995, Kapalua Acquisitions, Inc. filed registration statements with the Securities and Exchange Commission (“SEC”) to register certain securities. On January 2, 1996, Kapalua Acquisitions, Inc. changed its name to Startech Environmental Corporation.

Note 2 — Summary of Significant Accounting Policies:

Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has no significant revenue, has suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company has historically satisfied its capital needs primarily by the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners and its affiliates (“Cornell”). The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures. This entire amount was funded during September and October 2005. On April 22, 2006, Cornell converted $1,000,000 of the secured convertible debenture into 543,478 shares of common stock. Through October 31, 2006, the Company has made principal payments aggregating approximately $620,000 towards the debentures. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. (See Note 7). In addition, on May 23, 2006, the Company received net cash proceeds of $2,470,000 from an investor for the sale of 1,300,000 shares of common stock pursuant to a private placement transaction.

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

Revenue Recognition

     The Company recognizes revenue on the sale of its manufactured products and installation at the date of shipment and when installed. Revenues earned from consulting and design services are recognized when the services are completed. For distributorship agreements, the distribution rights are amortized over a three year period. For the years ended October 31, 2006, 2005 and 2004, revenue consisted of the following:

	2006	2005	2004

Manufactured parts and installation	$532,822	$ 56,106	$1,310,620
Consulting and design	152,083	52,083	131,655
Distributorships	263,889	181,898	266,493

Total	$948,794	$290,087	$1,708,768

Fair Value of Financial Instruments

     The reported amounts of the Company’s financial instruments, including debt, accounts payable and accrued liabilities, approximate their fair values due to their short maturities.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles (United States) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include useful life of equipment and leasehold improvement and valuation of derivative instruments. These estimates and assumptions are based on management’s judgment and available information, and consequently, actual results could differ from these estimates.

Reclassifications

     Certain reclassifications have been made to the fiscal 2005 and 2004 financial statements to conform to the presentation used in the fiscal 2006 financial statements. The reclassifications had no effect on net losses as previously reported.

Cash and Cash Equivalents

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

Inventories

     Inventories consist of raw materials and work in process. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment and Leasehold Improvements

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

Deferred Financing Costs

     Costs incurred in conjunction with the convertible notes payable have been capitalized and are being amortized over the term of the notes.

Deferred Offering Costs

     Costs were incurred and capitalized in conjunction with the Standby Equity Distribution Agreement Subsequent to October 31, 2006, the Standby Equity Distribution Agreement was terminated and certain costs related to such agreement were written off as of October 31, 2006. See Note 7.

Derivative Financial Instruments

     Warrants and embedded conversion options are accounted for under EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”) and EITF 05-4, View A “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument” (“EITF 05-4”). Warrants and embedded conversion options are valued using the Black-Scholes valuation model. Actual period closing common stock prices, applicable volatility rates and period close risk-free interest rates for the contractual remaining life of the contracts are key components used in the Black-Scholes valuation model.

Research and Development

     The Company charges all costs incurred to establish the feasibility of a product or enhancements to research and development expense in the period incurred. During the years ended October 31, 2006, 2005 and 2004, the Company incurred research and development expenses of $324,834, $337,898 and $353,099, respectively.

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company has had recurring net losses and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Stock Based Compensation

     For the year ended October 31, 2006, the Company incurred stock-based compensation expense of $770,427. Prior to November 1, 2005, the Company accounted for stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below market price at the date of grant. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to November 1, 2005, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense after the adoption of SFAS 123R includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements on net loss for the year ended October 31, 2006 was a charge of $770,427 rather than no charge being recorded had if the Company continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended October 31, 2006 was $0.04 per share.

     As of October 31, 2006, the fair value of nonvested options totaled $230,958.

      The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	2006	2005	2004
Risk-free interest rate range	4.00%-5.15%	2.89%-4.57%	4.21%
Expected life of options — years	3.47	5.63	6.84
Expected stock price volatility range	81%-132%	81	98%
Expected dividend yield	N/A	N/A	N/A

     The estimated fair value of options granted is amortized to expense over the option vesting periods.

     The following table illustrates the pro forma effects on net loss and net loss per common share for the years ended October 31, 2005 and October 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation issued to employees.

FOR THE YEAR ENDED OCTOBER 31,

	2005	2004
Net loss- as reported	$(3,678,788)	$(2,646,406)
Deduct: Stock-based employee compensation expense determined under
the fair-value method for all awards	(539,430)	(464,100)

Net loss- pro forma	$(4,218,218)	$(3,110,506)

Net loss per share- as reported (basic and diluted)	$ (.21)	$ (.16)

Net loss per share - pro forma (basic and diluted)	$ (.24)	$ (.18)

Net Loss Per Share of Common Stock

     Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible notes of 7,289,450, 6,315,464 and 4,597,991 at October 31, 2006, October 31, 2005 and October 31, 2004, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 — Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     In March 2006, the FASB issued Statement of Financial Accounting Standard 156 — Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its financial statements and is not currently in a position to determine such effects.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 157 will have on our results of operations, financial condition and cash flows.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

Note 3 – Inventories:

Inventories consist of the following:

	2006	2005
Raw materials	$ 281,392	$ 326,392
Work in process	57,283	—

	$ 338,675	$ 326,392

Note 4 — Equipment and Leasehold Improvements:

Equipment and leasehold improvements consist of the following:

	Useful Life (In years)	2006	2005
Computer equipment	3-5	$ 238,779	$ 236,851
Equipment	7-15	2,170,797	2,043,725
Furniture and fixtures	3-7	144,383	144,383
Leasehold improvements	4-7	109,993	108,096
Other	4-7	23,625	23,625

		2,687,577	2,556,680
Less: accumulated depreciation		(1,181,521)	(1,010,926)

		1,506,056	1,545,754
Construction in progress		558,398	596,001

Total equipment and leasehold improvements		$ 2,064,454	$ 2,141,755

     Construction in progress includes the costs of constructing the Company’s proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service. In addition, from time to time, certain materials included in Construction in Progress may be sold to the Company’s customers. In such cases, these items are recorded as cost of sales.

     In October 2006, the Company disposed of an asset, incurring a loss on disposition of $22,500.

     Depreciation and amortization expense totaled $193,092, $213,767 and $208,132 for the years ended October 31, 2006, 2005 and 2004, respectively.

Note 5 — Note Receivable:

     On October 25, 2006, the Company entered into a Promissory Note with an entity in conjunction with a sales agreement. As part of the agreement, the Company will receive $385,000 on or before September 15, 2007. The note bears interest at 1% per annum and may be prepaid at any time.

Note 6– Other Assets:

Other assets consist of the following:

	2006	2005
Security deposit	$ 69,569	$ 69,569
Project costs	19,697	19,697

	$ 89,266	$ 89,266

Note 7– Convertible Note and Standby Equity Distribution Agreement:

     On September 15, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement (“SEDA”) with Cornell. The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures (the “Debentures”) which were funded during the year ended October 31, 2005. The Debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock. The Debentures originally matured in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. The Company can prepay the debentures at anytime upon three days written notice. If the Company’s common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The Debentures are secured by substantially all of the Company’s assets and shares of common stock as discussed below. In connection with the issuance of the Debentures, in September 2005, the Company issued to Cornell a warrant to purchase 650,000 shares of the Company’s common stock for a period of three years with an exercise price per share of $2.53.

     The gross proceeds of the Debentures in the amount of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under EITF 00-19 and EITF 05-4, View A. Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the embedded conversion option are being marked to market through earnings at the end of each reporting period. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the year ended October 31, 2006, the Company reflected a loss of $173,301 representing the change in the value of the warrants and conversion option. For the year ended October 31, 2005, the Company reflected a gain of $250,353 representing the change in the value of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over the term of the note. Accordingly, the Company recorded a charge $1,796,511 and $271,124 for the years ended October 31, 2006 and 2005, respectively.

     The Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the convertible note. These fees have been recorded as deferred financing costs and are being expensed through the maturity date of the Debentures. Amortization expense for the years ended October 31, 2006 and 2005 amounted to $237,827 and $35,944, respectively.

     On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. Through October 31, 2006, the Company has made principal payments aggregating approximately $620,000 towards the Debentures. In accordance with EITF 00-19, upon these repayments and conversion, the Company has reclassified $1,267,025, representing the portion of the derivative liability, to additional paid-in capital.

     In connection with the Securities Purchase Agreement, the Company and its President agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the Debentures. Such shares are to be held in escrow until all amounts due under the Debentures are paid in full. The Company issued 900,000 shares of restricted common stock to its President during the year ended October 31, 2005 in place of the shares of common stock being pledged pursuant to the Escrow Agreement. These shares are being held in escrow and will only be released to the President in the event any of the pledged shares are forfeited or released pursuant to the terms of the Escrow Agreement.

     The SEDA requires Cornell, at the Company’s option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company’s common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2,000,000. The Company issued to Cornell 386,956 shares of the Company’s common stock valued at $979,000 as a fee for entering into the Agreement and issued 4,348 shares valued at $11,000 to the placement agent. In addition the Company incurred legal and various other costs of $239,595 in connection with this transaction.

     The Securities Purchase Agreement and the SEDA require the Company to file a registration statement within 30 days of the date of the agreements and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement is not filed or declared effective within the prescribed time periods, the Company will be required to pay liquidated damages as defined under the agreement. As of October 31, 2006, this registration statement was not declared effective by the SEC. Accordingly, the SEDA has not been activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

     On January 17, 2007, the Company and Cornell agreed to terminate the SEDA and begin negotiations on a SEDA with new terms. In addition, Cornell agreed to waive any and all liquidated damages that may be payable in connection with the Registration Rights Agreement. In addition, Cornell has agreed to return up to 135,000 of the 391,304 shares issued as offering costs in connection with the SEDA. The exact number of returned shares will be determined based on negotiations between the Company and Cornell.

     On January 26, 2007, the Company withdrew the aforementioned Registration Statement by filing a Form RW with the SEC. Accordingly, deferred offering costs of $239,595 were written off as of October 31, 2006. In addition, deferred offering costs of $648,449, representing 251,956 shares of common stock issued to Cornell and 4,348 shares issued to a placement agent, both of which will not be returned to the Company in connection with the SEDA termination were charged to Terminated Offering Costs as of October 31, 2006. Deferred offering costs of $341,551 representing up to 135,000 shares of common stock, which are expected to be returned to the Company in connection with the SEDA termination, will be evaluated when the exact number of returned shares is determined. When the exact number of returned shares is determined (based on the negotiations on a SEDA with new term), the Company will evaluate the remaining deferred offering costs and account for them accordingly.

     In accordance with EITF 00-19 and EITF 05-4 , the Company will reclassify the derivative liabilities to equity as of January 17, 2007 due to the termination of the Registration Rights Agreement as discussed above.

Note 8 — Stockholders’ Equity:

Preferred Stock

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

     On November 4, 2004, the Company issued 204,778 shares of the Company’s common stock to one institutional investor at a price per share of $2.93 for gross proceeds of $600,000.

     On December 8, 2004, the Company issued 70,930 shares of the Company’s common stock to one accredited investor at a price per share of $3.44 for gross proceeds of $244,000.

     During the year ended October 31, 2005, the Company issued 642,944 shares of common stock to various investors for gross proceeds of $1,587,625.

     On January 29, 2006 120,000 warrants were exercised by one accredited investor at a price of $1.80 per share, resulting in net proceeds of $216,000.

     During the year ended October 31, 2006, the Company, in accordance its 401(k) plan, issued 31,340 common shares valued at $65,181 to its employees as a matching contribution.

     During the year ended October 31, 2006, employees exercised options to purchase 17,000 common shares, resulting in net proceeds of $35,990.

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the “Mercatus Agreements”) with Mercatus & Partners, Limited (“Mercatus”). Pursuant to the Mercatus Agreements, the Company has agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the “Mercatus Shares”), no par value per share (“Common Stock”), for an aggregate purchase price of $5,000,000. Mercatus will have up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares were placed in escrow. The Company never received any proceeds pursuant to the Mercatus Agreements. Subsequent to October 31, 2006, the aforementioned stock certificates were returned to the Company.

     On May 23, 2006, the Company entered into a Stock Purchase and Registration Rights Agreement (the “FB Agreement”) with FB U.S. Investments, L.L.C, (the “Investor”), pursuant to which the Investor purchased 1,300,000 shares of the Company’s common stock, no par value (the “Common Stock”) for aggregate gross proceeds of $2,600,000. In addition to the shares of Common Stock, the Company issued the Investor warrants to purchase an aggregate of 2,600,000 additional shares of Common Stock (the “Investor Warrants”). Pursuant to the FB Agreement, the Company granted the Investor piggyback registration rights with respect to the shares of Common Stock purchased by the Investor as well as the shares of Common Stock issuable upon exercise of the Investor Warrants. In addition, the Company issued 65,000 shares of common stock valued at $130,000, 130,000 warrants, and paid cash to the placement agent of $130,000 with respect to this transaction.

Warrants

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

     In connection with the private placement transaction dated August 11, 2005, the Company issued warrants to purchase 92,572 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 30,857 warrants to purchase shares of common stock at a price of $4.57 per share. Pursuant to the second tranche the Company issued an aggregate of 30,857 warrants to purchase shares of common stock at a price of $6.57 per share. Pursuant to the third tranche the Company issued an aggregate of 30,858 warrants to purchase shares of common stock at a price of $8.57 per share. Each tranche is scheduled to expire on September 6, 2008. None of these warrants have been exercised.

     In connection with the private placement transaction dated September 15, 2005, the Company issued warrants to purchase 650,000 shares of common stock at a price of $2.53 per share. These warrants are scheduled to expire on September 15, 2008. None of these warrants have been exercised.

     In connection with the private placement transaction dated September 20, 2005, the Company issued warrants to purchase 37,500 shares of common stock at three equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 12,500 warrants to purchase shares of common stock at a price of $4.38 per share. Pursuant to the second tranche the Company issued an aggregate 12,500 warrants to purchase shares of common stock at a price of $6.38 per share. Pursuant to the third tranche, the Company issued an aggregate of 12,500 warrants to purchase shares of common stock at a price of $8.38 per share. Each tranche is scheduled to expire on September 20, 2008. None of these warrants have been exercised. The average warrant price of all warrants outstanding is $4.29 per share.

     On January 29, 2006 120,000 warrants to purchase shares of common stock were exercised by one accredited investor at a price of $1.80 per share, resulting in net proceeds of $216,000.

     In connection with the private placement transaction dated May 23, 2006, the Company issued warrants to purchase 2,730,000 shares of common stock at two equally different tranches. Pursuant to the first tranche the Company issued an aggregate of 1,365,000 warrants to purchase shares of common stock at a price of $5.00 per share. Pursuant to the second tranche the Company issued an aggregate 1,365,000 warrants to purchase shares of common stock at a price of $6.00 per share. Each tranche is scheduled to expire on May 23, 2009. None of these warrants have been exercised as of this time.

     A summary of warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, October 31, 2003	2,206,786	$ 4.82
Granted	1,058,169	$ 5.89
Exercised	—	$ —
Forfeited	(396,464)	$ 15.00

Outstanding, October 31, 2004	2,868,491	$ 3.81
Granted	1,305,442	$ 4.68
Exercised	(10,577)	$ 3.34
Forfeited	(917,392)	$ 3.34

Outstanding, October 31, 2005	3,245,964	$ 4.29
Granted	2,730,000	$ 5.50
Exercised	(120,000)	$ 1.80
Forfeited	(762,353)	$ 1.80

Outstanding, October 31, 2006	5,093,611	$ 5.23

Exercisable, October 31, 2006	5,093,611	$ 5.23

The following table summarizes warrant information as of October 31, 2006:

	Warrants Outstanding
Exercise Prices	Number Outstanding At October 31, 2006	Weighted Average Remaining Contractual Life (years)	Number Exercisable At October 31, 2006
$ 2.53	650,000	1.92	650,000
$ 3.20	37,500	1.67	37,500
$ 3.31	15,000	1.67	15,000
$ 4.38	12,500	1.92	12,500
$ 4.50	33,670	1.58	33,670
$ 4.57	30,858	1.83	30,858
$ 4.63	32,051	1.67	32,051
$ 4.89	352,723	1.33	352,723
$ 5.00	1,365,000	2.58	1,365,000
$ 5.71	68,259	1.08	68,259
$ 5.89	352,723	1.33	352,723
$ 5.95	23,643	1.17	23,643
$ 6.00	1,365,000	2.58	1,365,000
$ 6.38	12,500	1.92	12,500
$ 6.50	33,670	1.58	33,670
$ 6.57	30,857	1.83	30,857
$ 6.63	32,051	1.67	32,051
$ 6.89	352,723	1.33	352,723
$ 7.71	68,259	1.08	68,259
$ 8.05	23,643	1.17	23,643
$ 8.38	12,500	3.00	12,500
$ 8.50	33,670	1.58	33,670
$ 8.57	30,857	1.83	30,857
$ 8.63	32,052	1.67	32,052
$ 9.71	68,259	1.08	68,259
$ 10.05	23,643	1.17	23,643

	5,093,611		5,093,611

Note 9 - Stock Option Plans:

1995 Stock Option Plan

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

     During the years ending October 31, 2006, 2005 and 2004, there were no options granted under the 1995 plan. As of October 31, 2006, 8,089 options were available to be granted and 1,212,500 options were outstanding, all of which were exercisable and vested.

2000 Stock Option Plan

     The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted by the Company’s board of directors in January 2000 and was approved by the Company’s stockholders in February 2000. The 2000 plan authorizes the issuance of up to 1,000,000 shares of the Company’s common stock.

     The 2000 plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-statutory stock options. The Company’s officers, directors, employees and consultants, and employees and consultants of the Company’s majority-owned affiliated companies, are eligible to receive awards under the 2000 plan.

     The options may be granted at an exercise price greater than or equal to the fair market value of the Company’s common stock on the date of grant or not less than 110% of the fair market value in the case of incentive stock options granted to persons holding more than 10% of the voting power of the Company. Fair market value for purposes of the 2000 plan is the closing market price of the Company’s common stock on the relevant date.

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

     The 2000 Plan is administered by the Company’s compensation committee. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2000 Plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the 2000 Plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The committee has the right to alter the terms of any option when granted or while outstanding, pursuant to the terms of the 2000 Plan, except the option price.

     As of October 31, 2006, 208,000 options were available to be granted under the 2000 Plan and 1,820,500 options were outstanding, of which 1,783,500 were exercisable and vested.

     All options automatically become exercisable in full in the event of a change in control, as defined in the 2000 Plan, death or disability of the option holder or as decided by the compensation committee. Upon retirement, options held at least one year become exercisable in full. If an option holder’s employment with the Company is terminated for any reason, except death, disability or retirement, the option holder has three months in which to exercise an option, but only to the extent exercisable immediately after termination, unless the option by its terms expires earlier. Termination or other changes in employment status may affect the exercise period.

     On December 13, 2005, the Company issued options to purchase 50,000 shares of its common stock exercisable at $1.90 per share to the Company’s Vice President of Business Operations. The options have an exercise period of three years, were valued at $25,913, and will be expensed over the vesting period. These options vested on June 30, 2006. During the year ended October 31, 2006, the Company recorded a compensation charge in the amount of $25,913 for these options.

     On March 31, 2006, the Company issued options to purchase 50,000 shares of its common stock exercisable at $3.60 per share to a consultant. The options have an exercise period of five years, were valued at $157,676, and will be expensed over the vesting period. These options have a 14 month vesting period. During the year ended October 31, 2006, the Company recorded a compensation charge in the amount of $78,838 for these options.

     On May 11, 2006, the Company issued options to purchase 75,000 shares of its common stock exercisable at $3.75 per share to four members of its Board of Directors. The options have an exercise period of ten years, were valued at $157,676, and will be expensed over the vesting period. These options have a one year vesting period. During the year ended October 31, 2006, the Company recorded a compensation charge in the amount of $128,091 for these options.

     During the year ended October 31, 2006, the Company recorded an expense of $537,585 representing the amortized amount of the fair value of unvested options issued to employees prior to the implementation of SFAS 123R on November 1, 2005.

     A summary of activity under the stock option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, October 31, 2003	1,564,500	$5.07
Granted	130,000	$3.98
Exercised	(152,000)	$1.81
Forfeited	—	$0.00

Outstanding, October 31, 2004	1,542,500	$2.14
Granted	402,000	$2.52
Exercised	(15,000)	$1.47
Forfeited	(110,000)	$2.85

Outstanding, October 31, 2005	1,819,500	$3.47
Granted	150,000	$3.03
Exercised	(17,000)	$2.12
Forfeited	(132,000)	$2.48

Outstanding, October 31, 2006	1,820,500	$2.62	$167,538

Exercisable, October 31, 2006	1,783,500	$2.60	$143,739

     The following table summarizes stock option information as of October 31, 2006:

	Options Outstanding
Exercise Prices	Number Outstanding At October 31, 2006	Weighted Average Remaining Contractual Life	Number Exercisable At October 31, 2006
$.93	10,000	5.90	10,000
$ 1.37	833	7.10	833
$ 1.90	25,000	9.16	25,000
$ 2.03	64,000	4.90	64,000
$ 2.30	30,000	8.40	30,000
$ 2.40	246,000	8.75	246,000
$ 2.70	67,500	8.20	67,500
$ 3.00	3,000	5.10	3,000
$ 3.30	7,500	8.45	7,500
$ 3.50	2,500	8.00	2,500
$ 3.60	50,000	9.50	50,000
$ 3.75	75,000	9.50	—
$ 4.15	2,500	8.30	2,500
$ 4.20	24,167	8.25	24,167
$ 5.00	10,000	2.80	10,000
$ 5.63	307,500	3.90	307,500
$ 6.00	835,000	2.80	835,000
$ 6.88	20,000	3.00	20,000
$ 7.13	15,000	3.50	15,000
$ 9.00	25,000	3.54	25,000

Total	1,820,500	4.73	1,783,500

A summary of the status of the Company’s non-vested options as of October 31, 2006, and changes during the twelve months ended October 31, 2006 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2005	133,000	$ 2.40

Granted	75,000	$ 3.03

Vested	(158,000)	$ 2.40

Forfeited	—	—

Non-vested at October 31, 2006	50,000	$ 3.03

As of October 31, 2006 the total unrecognized compensation costs on non-vested options is $230,958.

Note 10 – Sales Concentrations:

     During the fiscal year ended October 31, 2006, approximately $532,000 (56%) of the Company’s revenue was generated from the sale and installation of manufactured parts to one customer, while $100,000 (11%) of the Company’s revenue was generated from consulting and design services for one customer. In addition,, approximately $264,000 (28%) of the Company’s revenue was derived from the amortization of four distributorship agreements. As of October 31, 2006, the Company had no accounts receivable due from these customers.

     During the year ended October 31, 2005, the majority of the Company’s revenues were derived from three major customers. Revenues from these customers were approximately $66,000 (23%), $66,000 (23%), and $91,000 (31%) respectively. As of October 31, 2005, the Company had no accounts receivable due from these customers.

     During the year ended October 31, 2004, the majority of the Company’s revenues were derived from three major customers. Revenues from these customers were approximately $1,543,379 (90%), $82,694 (5%) and $82,694 (5%), respectively.

Note 11 – Income Taxes:

     The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2006	2005	2004
Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%	(34.00)%
Nondeductible expenses:
Permanent differences	10.20	—	—
Increase in valuation allowance	23.80	34.00	34.00

Effective tax rate	0.00%	0.00%	0.00%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company’s deferred tax assets are as follows:

	Year Ended October 31,
	2006	2005	2004
Deferred tax asset:

Stock based compensation	261,945	—	—
Research credit	44,916	—	—
Net operating loss carryforward	8,810,000	7,586,000	6,321,000

	9,116,861	7,586,000	6,321,000
Less: valuation allowance	(8,745,128)	(7,220,000)	(5,976,000)

Total deferred tax asset	371,733	366,000	345,000

Deferred tax liability:
Excess tax over book depreciation	(371,733)	(366,000)	(345,000)

Net deferred tax asset	—	—	—

Increase in valuation allowance	1,525,128	1,244,000	873,000

     Due to the uncertainty surrounding the realization of the benefits of the net operating loss carryforwards, the Company provided a valuation allowance for the entire amount of the deferred tax asset at October 31, 2006, 2005 and 2004. At October 31, 2006, the Company had net operating loss carryforwards of approximately $25,900,000 which expire at various dates through 2026 and research and development credits of approximately $45,000 which expire on various dates through 2026.

Note 12 — Capital Lease Payable:

     As of October 31, 2005, one lease remained open for computer equipment in the amount of $3,612, with accumulated depreciation of $2,047.  Depreciation expense for the year ended October 31, 2005 was $3,900.  The lease matured in February 2006.

Note 13 — Operating Leases:

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases expiring between 2006 and 2009.

     Our corporate headquarters is currently located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where we lease 5,612 square feet of office space from Furst Properties, LLC as landlord. The lease, electrical, and taxes provides for monthly payments of $12,159 to December 2008, when the lease expires; however, the Company has the option to extend it for another three years at the same price.

     Our product showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 10,800 square feet of office space from Tunxis Management as landlord. The current lease provides for monthly payments of $8,166 to June 2008, when the lease expires.

     Our manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space from Gaski Leasing as landlord. The lease provides for monthly payments of $5,775 and expires on December 31, 2007. This lease arrangement is on a month to month basis.

     The following table shows the Company’s future lease commitments under its operating leases:

Year	Annual Rent

2007	$313,200
2008	194,904
2009	145,908

Total	$654,012

Note 14 – Commitments and Concentrations:

Employment Agreements

     On September 30, 2004, the board of directors approved the terms of an employment agreement between Joseph F. Longo and the Company. Mr. Longo will serve as the Chief Executive Officer and President and will be paid an annual salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, and has been automatically extended by the Company for one year.

     On December 1, 2005, the Company reached an agreement with Ralph Dechiaro, its Vice President of Business Operations, pursuant to which the Company agreed to award Mr. Dechiaro options to purchase 25,000 shares of common stock at an exercise price equal to the closing price of the Company’s common stock on December 14, 2005, or $1.90. One half of these options vested on January 1, 2006 and the other half vest on June 30, 2006. In addition, the Company agreed to grant Mr. Dechiaro a one-time bonus/incentive award of $20,000, payable in cash, less applicable taxes, which was paid on December 23, 2005. The Company also agreed to provide Mr. Dechiaro with a severance package, as defined. Should Mr. Dechiaro voluntarily resign, severance pay would not apply.

     On December 13, 2005, the Company reached an agreement with its Chief Financial Officer, Peter Scanlon, that provides for additional compensation equal to $6,000 per month and a severance package based on years of service.

License Agreement

     Startech has a licensing agreement for the development, hardware manufacture and technology exploitation within the waste and non-waste industry application for Hydrogen Selective Membranes. This agreement provides for the exclusive right to utilize this Hydrogen Selective Membrane technology for all applications in the principles of plasma arc technology. This agreement commenced in 2001 and extends for a period of 20 years.

DOE Grant

     The Company received a grant from the Department of Energy for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program included two (2) test programs; the first was initiated in October 2004 and was completed in December 2005. The DOE test cell has incorporated the results from the previous testing conducted in Phase I with equipment updates and modification to the test protocols. This effort is being finalized and the hydrogen yield test on varied waste materials is being initiated. Management of the Company has indicated that they plan to issue the final test report within the next quarter and to present the information to DOE during the national conference in May 2007. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the years ended October 31, 2006 and 2005, the Company received $64,508 and $454,035, respectively.

Investment Management Agreement

     On November 3, 2005, the Company entered into an agreement with Stonebridge Advisors LLC (“Stonebridge”). Under the terms of the agreement, Stonebridge will serve as the Company’s Investment Manager. As of October 31, 2006, the Company maintains cash balances of approximately $1,600,000 in an account managed by Stonebridge. Subsequent to October 31, 2006, the Company terminated this agreement with Stonebridge.

Concentration of Credit Risk

     The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. At October 31, 2006, uninsured cash balances were approximately $1,800,000.

Note 15 – Litigation and Other Contingencies:

     The Company was sued in an action entitled Ann C. Ritson, et al (“Plaintiffs”) v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, commenced in or about July 2006 (the “Primary Action”) relating to alleged misrepresentation in a private placement transaction The Company has denied the allegations and has asserted certain defenses against the Plaintiffs.  At this time, the Company is unable to evaluate the likelihood of an unfavorable outcome.

     In addition, subsequent to October 31, 2006, the Company filed a third party complaint against the private placement agent in the aforementioned matter, The Company has alleged that if it is adjudged to be liable to the Plaintiffs, they are entitled to indemnification in whole or in part from the private placement agent pursuant to a written agreement. This matter is still in the fact discovery phase.

Note 16 – Employee Benefit Plan:

     The Company sponsors an employee savings plan designed to qualify under Section 401K of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first 6 percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the year ended October 31, 2006, 2005, 2004 were $65,181, $63,073, and $62,932 respectively. These contributions were paid through the issuance of 31,340, 20,857 and 16,060 shares of common stock respectively.

Note 17 – Quarterly Financial Data (unaudited):

	For the Quarters Ended
	1/31/06	4/30/06	7/31/06	10/31/06
Total Revenues	$ 364,197	$ 111,464	$286,131	$ 187,002

Gross Profit	$ 311,094	$ 28,826	$219,387	$ 82,179

Net Income (Loss)	($439,462)	($4,620,815)	$337,902	$(1,897,332)

Basic and Diluted Net Income (Loss)	($ 0.02)	($ 0.25)	$ 0.02	($ 0.09)

	1/31/05	4/30/05	7/31/05	10/31/05
Total Revenues	$ 32,985	$ 32,985	$ 96,064	$ 128,053

Gross Profit	$ 32,985	$ 32,985	$ 96,064	$ 59,335

Net Loss	($988,486)	$(965,415)	($845,014)	($879,773)

Basic and Diluted Net Loss	($ 0.06)	($ 0.05)	($ 0.05)	($ 0.05)

Note 18 – Subsequent Event (unaudited):

     Subsequent to October 31, 2006, the Company issued 5,977 shares of its common stock valued at $15,601 into its 401K plan as a matching contribution.

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

Exhibit No.                                                               Description

2

Agreement and Plan of Reorganization between the Company and Kapalua Acquisitions, Inc. dated November 17, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 29, 1995).

3(i).1

Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on February 19, 1995).

3(i).2	Articles of Amendment to the Articles of Incorporation. (1)

3(ii).1	Amended and Restated Bylaws of the Company. (10)

4.1	Form of Common Stock Certificate. (2)

4.2	Form of Convertible Preferred Stock Certificate. (1)

4.3	Form of Warrant Agreement. (1)

4.4	Stock Subscription Warrant dated December 29, 1998 (the “CDA Warrant”) between the Company and the Connecticut Development Authority (“CDA”). (2)

4.5	Amendment to the CDA Warrant dated March 31, 1999 between the Company and CDA. (2)

4.6	Second Amendment to the CDA Warrant dated June 15, 2000 between the Company and CDA. (2)

4.7	Form of Warrant Agreement dated March 25, 2001. (3)

4.8	Form of Warrant Agreement dated January 14, 2003. (10)

4.9

Form of Warrant Agreement dated February 20, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, as filed with the Securities and Exchange Commission on February 27, 2004).

4.10	Form of 2000 Stock Option Plan (4)

10.1	2000 Stock Option Plan (1)

10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed in November, 1995, Commission File No. 33-99790)

10.3	Loan Agreement dated December 29, 1998 between the Company and CDA(2)

10.4	Term Sheet for Preferred Stock dated August 17, 1999 between the Company and Paradigm Group, LLC(2)

10.5	Strategic Alliance Agreement dated July 22, 1996 between the Company and Bauer Howden, Inc.(2)

10.6	Strategic Alliance Agreement dated October 25, 1996 between the Company and Calumet Coach Company(2)

10.7	Strategic Alliance Agreement dated November 10, 1997 between the Company and Chase Environmental Group, Inc.(2)

10.8	Strategic Alliance Agreement dated April 17, 1998 between the Company and the Ensign – Bickford Company(2)

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

10.27

Form of Stock Purchase and Registration Rights Agreement dated as of January 22, 2004 between the Company and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, as filed with the Securities and Exchange Commission on February 27, 2004).

10.28	Employment Agreement dated as of January 1, 2004 between the Company and Joseph F. Longo (9) 21 Subsidiaries as of October 31, 2005 (5)

23.1	Consent of Kostin, Ruffkess & Company, LLC. *

23.2	Consent of Marcum & Kliegman, LLP *

24	Power of Attorney (see signature page) of this Annual Report on Form 10-K.

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on April 27, 2000, File No. 333-35786.

(2)	Incorporated by reference to Amendment No 1. to the Company’s Registration Statement on Form S-1 filed on July 7, 2000, Commission File No. 333-35786.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on July 17, 2002, Commission File No. 333-96885.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 on October 31, 2002, Commission File No. 333- 100909.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for 2000, filed on January 25, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for 2001, filed on January 25, 2002.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003, as filed on January 29, 2004.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2004, as filed on October 1, 2004.

(b)	Exhibits

See index to exhibits on page 44.

(c)	Financial Statement Schedule

See index to Consolidated Financial Statements and Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February 2007.

STARTECH ENVIRONMENTAL CORPORATION (Registrant)

BY:/S/ Joseph F. Longo Joseph F. Longo Chairman, Chief Executive Officer, President and Director

BY:/S/ Peter J. Scanlon Peter J. Scanlon Chief Financial Officer, Secretary, Vice President and Principal Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on 12th day of February 2007.

SIGNATURES	TITLE
/s/ Joseph F. Longo	Chairman, Chief Executive Officer,
Joseph F. Longo	President & Director

/s/ John J. Fitzpatrick	Director
John J. Fitzpatrick

/s/ Joseph A. Equale	Director
Joseph A. Equale

/s/ Chase P. Withrow III	Director
Chase P. Withrow III

/s/ L Scott Barnard	Director
L Scott Barnard