Form 10-Q
period 2007-01-31
STARTECH ENVIRONMENTAL CORP
filed 2007-03-26
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2007

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________to ___________________

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1286576
(State of incorporation)	(I.R.S. Employer
Identification Nunber)

15 Old Danbury Road, Suite 203
Wilton, Connecticut 06897
(Address of principal executive offices, including zip code)

(203) 762-2499
(Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:   Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ]    NO [   ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]     Accelerated Filer [   ]      Non-accelerated filer [ X ]

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]    NO [ x ]

     As of March 23, 2007, 21,465,919 shares of common stock were outstanding.

STARTECH ENVIRONMENTAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets – January 31, 2007 and October 31, 2006	1

Condensed consolidated statements of operations for the three months ended
January 31, 2007 and 2006	2

Condensed consolidated statements of cash flows for the three months ended
January 31, 2007 and 2006	3

Notes to condensed consolidated financial statements	4-10

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	11-15

Item 3. Quantitative and Qualitative Disclosure about Market Risk	15

Item 4. Controls and Procedures	16-17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signatures	19

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Balance Sheets

	January 31, 2007 (unaudited)	October 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 1,242,767	$ 2,279,914
Note receivable	385,000	385,000
Inventories	334,579	338,675
Prepaid expenses and other current assets	9,508	3,007

Total current assets	1,971,854	3,006,596

Equipment and leasehold improvements, net	2,089,908	2,064,454

Deferred financing costs, net	10,187	13,783
Other assets	146,212	89,266

Total assets	$ 4,218,161	$ 5,174,099

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 92,491	$ 153,442
Other accrued expenses	60,338	90,443
Convertible notes, net of deferred debt discount of
$82,040 and $101,858, respectively	430,639	589,263
Detachable warrants	—	544,286
Conversion option on convertible notes	—	280,632
Customer deposits and deferred revenue	1,943,816	2,009,792

Total current liabilities	2,527,284	3,667,858

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
none issued and outstanding	—	—
Common stock; no par value; 800,000,000 shares authorized;
25,204,364 issued and 20,724,364 outstanding at
January 31, 2007; 27,915,287 issued and
20,718,387 outstanding at October 31, 2006	28,944,882	28,929,534
Additional paid-in-capital	4,822,182	3,780,197
Deferred offering costs	(341,551)	(341,551)
Accumulated deficit	(31,734,636)	(30,861,939)

Total stockholders’ equity	1,690,877	1,506,241

Total Liabilities and Stockholders’ Equity	$ 4,218,161	$ 5,174,099

See accompanying notes to the condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Revenue	$ 65,976	$ 364,197

Cost of sales	51,257	53,103

Gross profit	14,719	311,094

Operating Expenses:
Selling expenses	164,818	197,068
Research and development expenses	85,524	78,222
General and administrative expenses	537,911	879,142
Depreciation and amortization expenses	45,372	47,769

Total operating expenses	833,625	1,202,201

Loss from operations	(818,906)	(891,107)

Other income (expense):
Interest income	14,748	15,736
Interest expense	(16,045)	(57,977)
Amortization of deferred financing costs	(3,596)	(71,889)
Amortization of deferred debt discount	(29,727)	(542,748)
Change in value of warrants and conversion option	(107,826)	1,056,490
Other income	92,256	52,033

Total other income (expense)	(50,190)	451,645

Net loss before income taxes	(869,096)	(439,462)

Income tax expense	3,601	—

Net loss	($ 872,697)	($ 439,462)

Per share data:
Net loss per share-basic and diluted	($ 0.04)	($ 0.02)

Weighted average common shares outstanding-basic and diluted	20,720,401	18,651,890

See accompanying notes to the condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (872,697)	$ (439,462)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	109,240	214,260
401(k) match through issuance of common stock	15,350	16,358
Depreciation and amortization	45,372	47,769
Amortization of deferred financing costs	3,596	71,889
Amortization of deferred debt discount	29,727	542,748
Change in value of warrants and conversion	107,826	(1,056,490)
option
Changes in operating assets and liabilities:
Accounts receivable	—	(101,819)
Prepaid expense and other current assets	(6,501)	36,000
Inventory	4,096	—
Other assets	(56,946)	—
Accounts payable	(60,951)	91,846
Customer deposits and deferred revenue	(65,976)	334,924
Accrued expenses	(30,105)	26,045

Net cash used in operating activities	(777,969)	(21,932)

Cash flows used in investing activities:
Purchase of equipment	(70,827)	(135,883)

Net cash used in investing activities	(70,827)	(135,883)

Cash flows from financing activities:
Proceeds from exercise of options, warrants
and common stock issuance	—	216,000
Repayments of convertible debentures	(188,351)	—
Repayment of capital lease payable	—	(242)

Net cash (used in) provided by financing activities	(188,351)	215,758

Net decrease in cash and cash equivalents	(1,037,147)	(136,057)

Cash and cash equivalents, beginning	2,279,914	2,489,529

Cash and cash equivalents, ending	$ 1,242,767	$ 2,353,472

See accompanying notes to the condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Management Liquidity Plans.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the “Company” or “Startech”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2007, or any other interim period.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has no significant recurring revenues, has suffered significant recurring operating losses and needs to raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company has historically satisfied its capital needs primarily from the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell Capital Partners, L.P. and its affiliates (“Cornell”). The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures (the “Debentures”) maturing on October 18, 2007 (as amended). This entire amount was funded during September and October 2005. On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. From March 2006 through January 31, 2007, the Company has made principal payments of approximately $808,000 towards the Debentures. On February 12, 2007, Cornell converted $499,263 of the Debentures into 271,339 shares of common stock and as of February 15, 2007, the Debentures have been paid in full. In addition, in March 2007, the Company received net cash proceeds of approximately $759,000 from investors for the sale of 308,334 shares of common stock pursuant to two private placement transactions.

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

Note 2 – Stock-Based Compensation.

Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore did not restate prior periods’ results. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended January 31, 2007 and 2006 the Company incurred stock- based compensation expense of $109,240 and $214,260, respectively.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months ended January 31
	2007	2006
Risk-free interest rate range	4.88%-5.09%	4.31%
Dividend yield	N/A	N/A
Expected volatility	76%	81%
Expected life in years	6	6

A summary of option activity for the three months ended January 31, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 1, 2006	1,820,500	$ 2.62	4.63 years
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding at January 31, 2007	1,820,500	$ 2.62	4.58 years	$105,913
Exercisable at January 31, 2007	1,783,500	$ 2.60	5.30 years	$105,913

A summary of the status of the Company’s non-vested options as of January 31, 2007, and changes during the three months ended January 31, 2007 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at November 1, 2006	37,000	$ 2.60
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at January 31, 2007	37,000	$ 2.60

As of January 31, 2007 the total unrecognized compensation costs on non-vested options is $121,718.

Net Loss per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities realizable for from the exercise of options, warrants and convertible notes of 7,289,450 and 5,455,111 at January 31, 2007 and 2006, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.

Note 3 – Inventories.

     Inventories consist of raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Inventories consist of the following:

	January 31, 2007	October 31, 2006
Raw materials	$ 281,392	$ 281,392
Work in process	53,187	57,283

	$ 334,579	$ 338,675

Note 4 - Equipment and Leasehold Improvements.

     Equipment and leasehold improvements consist of the following:

	Useful Life (In years)	January 31, 2007	October 31, 2006
Computer equipment	3-5	$ 242,034	$ 238,779
Equipment	7-15	2,194,388	2,170,797
Furniture and fixtures	3-7	159,854	144,383
Leasehold improvements	4-7	109,993	109,993
Other	4-7	31,229	23,625

		2,737,498	2,687,577
Less: accumulated depreciation		(1,226,893)	(1,181,521)

		1,510,605	1,506,056
Construction in progress		579,303	558,398

Total equipment and leasehold improvements		$ 2,089,908	$ 2,064,454

Construction in progress includes the costs of constructing the Company’s proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service.

     Depreciation expense totaled $45,372 and $47,769 for the three months ended January 31, 2007 and 2006, respectively.

Note 5 – Convertible Note and Standby Equity Distribution Agreement.

     On September 15, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement (“SEDA”) with Cornell. The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures (the “Debentures”) which were funded during the year ended October 31, 2005. The Debentures are convertible by Cornell Capital Partners at any time at a conversion price of $1.84 per share of common stock. The Debentures originally matured in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. The Company can prepay the Debentures at any time upon three days written notice. If the Company’s common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The Debentures are secured by substantially all of the Company’s assets and shares of common stock as discussed below. In connection with the issuance of the Debentures, in September 2005, the Company issued to Cornell Capital Partners a warrant to purchase 650,000 shares of the Company’s common stock for a period of three years with an exercise price per share of $2.53.

     The gross proceeds of the Debentures in the amount of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under EITF 00-19 and EITF 05-4, View A. Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the conversion option are being marked to market through earnings at the end of each reporting period. The warrants and conversion option are valued using the Black-Scholes valuation model. For the three months ended January 31, 2007 the Company reflected a loss of $229,616 representing the change in the value of the warrants and conversion option. For the three months ended January 31, 2006, the Company reflected a gain of $1,056,490 representing the change in the value of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over the term of the note. Accordingly, the Company recorded a charge of $29,727 and $542,748 for the three months ended January 31, 2007 and 2006, respectively.

     The Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the Debentures. These fees have been recorded as deferred financing costs and are being expensed through the maturity date of the Debentures. Amortization expense for the three months ended January 31, 2007 and 2006 amounted to $3,596 and $71,889, respectively.

     On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. From March 2006 through January 31, 2007, the Company has made principal payments aggregating approximately $808,000 towards the Debentures. In accordance with EITF 00-19, upon these repayments and conversion, the Company has reclassified $1,355,224 ($89,516 during the three months ended January 31, 2007), representing the portion of the derivative liability, to additional paid-in capital.

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

     The Securities Purchase Agreement and the SEDA required that the Company file a registration statement within 30 days of the date of the agreements and to use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement was not filed or declared effective within the prescribed time periods, the Company would be required to pay liquidated damages as defined under the agreement. As of January 17, 2007, this registration statement was not declared effective by the SEC. Accordingly, the SEDA was not activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

     On January 17, 2007, the Company and Cornell agreed to terminate the SEDA and begin negotiations on a SEDA with new terms. In addition, Cornell has agreed to waive any and all liquidated damages that may be payable in connection with the Registration Rights Agreement. In addition, Cornell agreed to return approximately 135,000 of the 391,304 shares issued as offering costs in connection with the SEDA.

      On January 26, 2007, the Company withdrew the aforementioned Registration Statement by filing a Form RW with the SEC. Accordingly, deferred offering costs of $239,595 were written off as of October 31, 2006. In addition, deferred offering costs of $648,449, representing 251,956 shares of common stock issued to Cornell and 4,348 shares issued to a placement agent, both of which will not be returned to the Company in connection with the SEDA termination were charged to Terminated Offering Costs as of October 31, 2006. Subsequent to January 31, 2007, approximately 135,000 shares were returned to the Company.

           In accordance with EITF 00-19 and EITF 05-4, the Company reclassified the remaining derivative liabilities in the amount of $843,230 to equity as of January 17, 2007 due to the termination of the Registration Rights Agreement as discussed above.

     In connection with the Securities Purchase Agreement, the Company and its President agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the Debentures. Such shares are to be held in escrow until all amounts due under the Debentures are paid in full. The Company issued 900,000 shares of restricted common stock to its President during the year ended October 31, 2005 in place of the shares of common stock being pledged pursuant to the Escrow Agreement. On February 12, 2007, Cornell converted $499,263 of the Debentures into 271,339 shares of common stock and as of February 15, 2007, the Debentures have been paid in full. On March 1, 2007, the 3,580,000 pledged shares were returned to the Company and the 900,000 pledged shares were returned to its President. Consequently, management of the Company has indicated that the 900,000 shares of restricted common stock issued to the President will be returned to the Company.

Note 6 — Stockholders’ Equity.

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the “Mercatus Agreements”) with Mercatus & Partners, Limited (“Mercatus”). Pursuant to the Mercatus Agreements, the Company agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the “Mercatus Shares”), no par value per share (“Common Stock”), for an aggregate purchase price of $5,000,000. Mercatus had up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares were placed in escrow in November 2005. The Company did not receive any proceeds pursuant to the Mercatus Agreements. In November 2006, Mercatus returned 2,716,900 shares of common stock to the Company.

Note 7 — Operating Leases.

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

     The following table shows the Company’s future lease commitments under its operating leases:

Year	Annual Rent
2007	$ 276,723
2008	194,904
2009	145,908

Total	$ 617,535

Note 8 – Commitments.

DOE Grant

     The Company received a grant from the Department of Energy (“DOE”) for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program consists of two test phases which evaluate the potential hydrogen yield and volume which can be obtained from Plasma Converter gas (PCG). Phase I was initiated in October 2004 and was completed by September 2005. Phase II was initiated in October 2005 and is planned to be completed during the 3rd quarter of 2007. During this phase Startech has incorporated equipment enhancements and is currently finalizing the final test report providing technical test results to DOE. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the three months ended January 31, 2007and 2006, the Company received $106,467 and $52,033 under this grant, respectively.

Concentration of Credit Risk

The Company’s cash and cash equivalents consist of cash balances at one financial institutions and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. At January 31, 2007, uninsured cash balances were approximately $1,169,000. The Company believes it is not exposed to any significant credit risk for cash.

Note 9 – Employee Benefit Plan.

     The Company sponsors an employee savings plan designed to qualify under Section 401K of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first six percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the three months ended January 31, 2007 and 2006 were $15,350, and $16,358, respectively. These contributions were paid through the issuance of 5,977 and 8,798 shares of common stock, respectively.

Note 10 – Recent Accounting Pronouncements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

     In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Note 11 – Litigation and Other Contingencies.

          The Company was sued in an action entitled Ann C. Ritson, et al (“Plaintiffs”) v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, commenced in or about July 2006 (the “Primary Action”) relating to alleged misrepresentation in a private placement transaction The Company has denied the allegations and has asserted certain defenses against the Plaintiffs. At this time, the Company is unable to evaluate the likelihood of an unfavorable outcome. In addition, in November 2006, the Company filed a third party complaint against the private placement agent in the aforementioned matter, The Company has alleged that if it is adjudged to be liable to the Plaintiffs, they are entitled to indemnification in whole or in part from the private placement agent pursuant to a written agreement. This matter is still in the fact discovery phase.The parties have agreed to mediate the dispute and are in the process of scheduling the mediation.

Note 12 – Subsequent Events.

On March 12, 2007 the Company issued 25,000 shares of Common Stock to a consultant in connection with a private placement.

On March 13, 2007, the Company received net proceeds of $500,002 from an investor for the sale of 208,334 shares of common stock, the issuance of 208,334 warrants exercisable at $3.40 per share and 208,334 warrants exercisable at $4.40 per share. In addition, the Company granted 20,834 shares of common stock, warrants to purchase 20,834 shares of common stock at an exercise price of $3.40 and warrants to purchase 20,834 shares of common stock at an exercise price of $4.40 to a placement agent in connection with this transaction.

On March 16, 2007, the Company received net proceeds of $259,200 from an investor for the sale of 108,000 shares of common stock. The Company also issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40.  In addition, the Company granted 12,000 shares of common stock, warrants to purchase 12,000 shares of common stock at an exercise price of $3.40 and warrants to purchase 12,000 shares of common stock at an exercise price of $4.40 to a placement agent in connection with this transaction.

On March 22, 2007, the Company received net proceeds of $555,555 from an investor for the sale of 231,482 shares of common stock. The Company also issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40.  In addition, the Company paid a commission in the amount of $55,555 in cash proceeds as a finders fee to a placement agent.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This quarterly report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading “Overview” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

     In this Item 2, references to the “Company,” “Startech”, “we,” or “us” means Startech Environmental Corporation and its wholly-owned subsidiary.

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

     The Company’s activities during the four fiscal years beginning November 1, 1992 and ending October 31, 1995 consisted primarily of the research and development of the Plasma Converter. On November 17, 1995, Kapalua Acquisitions, Inc., a Colorado corporation, completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corporation.

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

     In 2001, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell ™ hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter™, StarCell™ will provide a green and renewable source of hydrogen for power and processing applications. In 2003, this brought significant change and, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational effort we are now being greeted by a much more receptive marketplace. This change was dictated by the needs of our customers and the demands of the marketplace. This change began in January 2002 and continues to be integrated.

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

     By concentrating on re-positioning the Company for long-term growth, we did not achieve the sales goals we had anticipated would occur in the 2003, 2004, 2005 and 2006 fiscal years. However, we believe this new way of approaching the market over time will help achieve maximum penetration in the shortest timeframe.

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

     Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers’ business so they can realize revenue streams from disposal or processing fees, a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow our customers to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range from approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

     Since 1995, we have been actively educating and promoting to our customers the benefits of the plasma converter over other forms of waste remediation technologies. Ongoing education of the public and government is continuing. Like most new technologies we have been met with varying degrees of resistance. A rising comfort level with our plasma converter technology resulting in part from our educational and informational efforts has created additional awareness in the marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including facility ownership or management. Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials; what many would now call waste we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter ™ technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build own operate/build own transfer of ownership facilities, joint development projects and engineering services.

     For the three months ended January 31, 2007, the Company incurred a net loss of $872,697, compared to a net loss of $439,462 for same period in 2006.

Results of Operations

Comparison of three months ended January 31, 2007 and 2006

     Revenues. Total revenues were $65,976 for the three months ended January 31, 2007, as compared to $364,197 for the same period in 2006, a decrease of $298,221. For the three months ended January 31, 2007, all of our revenue was generated from the amortization of portion of the distributorship agreements. These distributorship agreements involve Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain, Additionally revenues were derived from the completed installation in Mihama. For the three months ended January 31, 2006, the Company recognized approximately $66,000 as revenue from the amortization of the distributorship agreements. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. Additionally, the balance of revenues were derived from the overhaul project in Mihama during the three months ended January 31, 2006.

     Gross Profit. Gross profit was $14,719 for the three months ended January 31, 2007, compared to a gross profit of $311,094 in the same period in 2006, or an decrease of $296,375 from the same period in 2006 or 95.3%. Gross margins were directly impacted due to the revenue recognized from the the overhaul project in Mihama during the three months ended January 31, 2006.

     Selling Expenses. Selling expenses for the three months ended January 31, 2007 were $164,818, compared to $197,068 for the same period in the prior year, a decrease of $32,250, or 16.4%. Selling expenses decreased as a result of lower consulting expenses and lower marketing activity.

     Research and Development Expenses. Research and development expenses for the three months ended January 31, 2007 were $85,524, compared to $78,222 for the same period in the prior year, a increase of $7,302 or 9.3%. This increase was related to an increase in salary expenses.

     General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2007 were $537,911, compared to $879,142 for the same period in 2006, a decrease of $341,231 or 39%. This decrease was related to lower interest expenses, lower legal and accounting expenses, and stock based compensation in 2007.

     Interest Income. Interest income for the three months ended January 31, 2007 was $14,748, compared to $15,736 in the same period in 2006, a decrease of 6.3%.

Liquidity and Capital Resources

     As of January 31, 2007, we had cash and cash equivalents of $1,242,767 and a working capital deficiency of $555,430.

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

     On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. Through January 31, 2007, the Company has made principal payments aggregating approximately $808,000 towards the Debentures. In accordance with EITF 00-19, upon these repayments and conversion, the Company has reclassified $1,355,224, representing the portion of the derivative liability, to additional paid-in capital.

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

     The Securities Purchase Agreement and the SEDA required that the Company file a registration statement within 30 days of the date of the agreements and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission, (the “SEC”) within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement was not filed or declared effective within the prescribed time periods, the Company would be required to pay liquidated damages as defined under the agreement. As of January 17, 2007, this registration statement was not declared effective by the SEC. Accordingly, the SEDA was been activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

     On January 17, 2007, the Company and Cornell agreed to terminate the SEDA and begin negotiations on a SEDA with new terms. In addition, Cornell has agreed to waive any and all liquidated damages that may be payable in connection with the Registration Rights Agreement. In addition, Cornell agreed to return approximately 135,000 of the 391,304 shares issued as offering costs in connection with the SEDA.

     On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the “Mercatus Agreements”) with Mercatus & Partners, Limited (“Mercatus”). Pursuant to the Mercatus Agreements, the Company agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the “Mercatus Shares”), no par value per share (“Common Stock”), for an aggregate purchase price of $5,000,000. Mercatus had up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares were placed in escrow in November 2005. The Company did not receive any proceeds pursuant to the Mercatus Agreements. In November 2006, Mercatus returned 2,716,900 shares of common stock to the Company.

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

     On March 13, 2007, the Company received net proceeds of $500,002 from an investor for the sale of 208,334 shares of common stock, the issuance of 208,334 warrants exercisable at $3.40 per share and 208,334 warrants to purchase common stock exercisable at $4.40 per share.

     On March 16, 2007, the Company received net proceeds of $259,200 from an investor for the sale of 108,000 shares of common stock. The Company also issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40.

     On March 22, 2007, the Company received net proceeds of $555,555 from an investor for the sale of 231,482 shares of common stock. The Company also issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40.  In addition, the Company paid a commission in the amount of $55,555 in cash proceeds as a finders fee

     Working capital has historically been provided from private placements, customer deposits, and the Cornell Debenture. The Company has and will continue to be dependent upon the deposits and progress payments from the sale of distributorship agreements and the private sale of securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the above sources as well as additional private placements, demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

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

     Foreign Currency Risk — We develop products in the United States and market our products in North America, Japan, Europe, Asia, Africa, Middle East, South America as well as other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     Interest Rate Risk — Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short — term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

     Credit Risk — Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

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

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and material weaknesses, under standards established by the Public Company Accounting Oversight Board. The first material weakness we identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. The second material weakness we identified is in our ability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. In recent years we have consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although we believe that these events are unique to our Company, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the three month period ending January 31, 2007. As a result, we are confident that our financial statements for the three months ended January 31, 2007 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the three months ended January 31, 2007 or any prior period.

     There were no significant changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     There have been no material changes to the Company’s risk factors as set forth in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 31, 2006, the Company issued 5,977 shares of common stock to its 401(k) plan as a matching contribution. On February 12, 2007 the Company issued 271,339 to an investor for a conversion of a debenture that is outstanding

On March 12, 2007 the Company issued 25,000 shares of Common Stock to a consultant in connection with a private placement.

On March 13, 2007, the Company received net proceeds of $500,002 from an investor for the sale of 208,334 shares of common stock, the issuance of 208,334 warrants exercisable at $3.40 per share and 208,334 shares of common stock exercisable at $4.40 per share. In addition, the Company granted 20,834 shares of common stock, warrants to purchase 20,834 shares of common stock at an exercise price of $3.40 and warrants to purchase 20,834 shares of common stock at an exercise price of $4.40 to a placement agent in connection with this transaction.

On March 16, 2007, the Company received net proceeds of $259,200 from an investor for the sale of 108,000 shares of common stock. The Company also issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40.  In addition, the Company granted 12,000 shares of common stock, warrants to purchase 12,000 shares of common stock at an exercise price of $3.40 and warrants to purchase 12,000 shares of common stock at an exercise price of $4.40 to a placement agent in connection with this transaction.

On March 22, 2007, the Company received net proceeds of $555,555 from an investor for the sale of 231,482 shares of common stock. The Company also issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40.  In addition, the Company paid a commission in the amount of $55,555 in cash proceeds as a finders fee to a placement agent.

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

     __________

     *     Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2007.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 26th day of March 2007.

SIGNATURES	TITLE
/s/ Joseph F. Longo	Chairman, Chief Executive Officer,
Joseph F. Longo	President & Director

/s/ John J. Fitzpatrick	Director
John J. Fitzpatrick

/s/ Joseph A. Equale	Director
Joseph A. Equale

/s/ Chase P. Withrow III	Director
Chase P. Withrow III

/s/ L Scott Barnard	Director
L Scott Barnard