Form 10-Q
period 2007-04-30
STARTECH ENVIRONMENTAL CORP
filed 2007-06-19
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2007


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

                            88 Danbury Road, Suite 2A
                            Wilton, Connecticut 06897
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

     As of June 18, 2007, 23,046,840 shares of common stock were outstanding.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             -----

Item 1. Financial Statements (unaudited)

          Condensed consolidated balance sheets - April 30, 2007 and
          October 31, 2006                                                  1

          Condensed consolidated statements of operations for the
          three and six months ended April 30, 2007 and 2006                2

          Condensed consolidated statements of cash flows for the
          six months ended April 30, 2007 and 2006                          3

          Notes to condensed consolidated financial statements             4-12

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       13-17

Item 3.   Quantitative and Qualitative Disclosure about Market Risk        17

Item 4.   Controls and Procedures                                          17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 18
Item 1A. Risk Factors                                                      18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       18
Item 3.  Defaults Upon Senior Securities                                   20
Item 4.  Submission of Matters to a Vote of Security Holders               20
Item 5.  Other Information                                                 20
Item 6.  Exhibits                                                          20
Signatures                                                                 21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   STARTECH ENVIRONMENTAL CORPORATION
                                 Condensed Consolidated Balance Sheets

                                                                       April 30, 2007
                                                                        (unaudited)          October 31, 2006
                                                                       ---------------       ----------------
                                                Assets
                                                ------
Current assets:
   Cash and cash equivalents                                            $  3,681,112            $  2,279,914
   Account receivable                                                         41,000                    --
   Note receivable                                                           385,000                 385,000
   Inventories                                                               326,045                 338,675
   Prepaid expenses and other current assets                                   2,500                   3,007
                                                                        ------------            ------------

Total current assets                                                       4,435,657               3,006,596

Equipment and leasehold improvements, net                                  2,084,105               2,064,454

Deferred financing costs, net                                                   --                    13,783
Other assets                                                                  89,373                  89,266
                                                                        ------------            ------------

Total assets                                                            $  6,609,135            $  5,174,099
                                                                        ============            ============

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------

Current liabilities:
   Accounts payable                                                     $     39,017            $    153,442
   Accrued expenses                                                           78,339                  90,443
   Convertible notes, net of deferred debt discount
   of $101,858 at October 31, 2006                                              --                   589,263
   Detachable warrants                                                          --                   544,286
   Conversion option on convertible notes                                       --                   280,632
   Customer deposits and deferred revenue                                  1,877,840               2,009,792
                                                                        ------------            ------------

      Total current liabilities                                            1,995,196               3,667,858
                                                                        ------------            ------------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, no par value, 10,000,000 shares
         authorized; none issued andoutstanding                                 --                      --
   Common stock; no par value; 800,000,000 shares
         authorized; 22,346,840 issued and
         outstanding at April 30, 2007; and
         20,718,387 issued and outstanding at October 31, 2006            32,352,113              28,929,534
   Additional paid-in-capital                                              5,397,623               3,780,197
   Deferred offering costs                                                      --                  (341,551)
   Deferred lease costs                                                     (374,776)                   --
   Accumulated deficit                                                   (32,761,021)            (30,861,939)
                                                                        ------------            ------------
      Total stockholders' equity                                           4,613,939               1,506,241
                                                                        ------------            ------------

Total Liabilities and Stockholders' Equity                              $  6,609,135            $  5,174,099
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



                                          STARTECH ENVIRONMENTAL CORPORATION
                                   Condensed Consolidated Statements of Operations
                                                    (Unaudited)


                                                                    Three Months Ended                 Six Months Ended
                                                                       April 30,                          April 30,
                                                            ------------------------------------------------------------------
                                                                2007              2006              2007              2006
                                                                ----              ----              ----              ----

Revenue                                                     $    191,976      $    111,464      $    257,952      $    475,662

Cost of sales                                                     36,503            82,638            87,760           135,741
                                                            ------------      ------------      ------------      ------------

Gross profit                                                     155,473            28,826           170,192           339,921
                                                            ------------      ------------      ------------      ------------

Operating expenses:
Selling expenses                                                 144,765           161,629           309,583           358,698
Research and development expenses                                 84,980            84,980           170,505           163,202
General and administrative expenses                              860,880           801,037         1,398,790         1,680,179
Depreciation and amortization expenses                            45,131            48,723            90,503            96,492
                                                            ------------      ------------      ------------      ------------
Total operating expenses                                       1,135,756         1,096,369         1,969,381         2,298,571
                                                            ------------      ------------      ------------      ------------

Loss from operations                                            (980,283)       (1,067,543)       (1,799,189)       (1,958,650)
                                                            ------------      ------------      ------------      ------------

Other income (expense):
  Interest income                                                 11,389            20,394            26,137            36,130
  Interest expense                                                  --             (56,507)          (16,045)         (114,484)
  Amortization of deferred financing costs                       (10,187)         (131,177)          (13,783)         (203,066)
  Amortization of deferred debt discount                         (72,131)         (966,409)         (101,858)       (1,509,157)
  Change in values of warrants and conversion option                --          (2,406,597)         (107,826)       (1,350,107)
  Other income (expense)                                          25,994           (10,301)          118,250            41,732
                                                            ------------      ------------      ------------      ------------
     Total other income (expense)                                (44,935)       (3,550,597)          (95,125)       (3,098,952)
                                                            ------------      ------------      ------------      ------------

Net loss before income taxes                                  (1,025,218)       (4,618,140)       (1,894,314)       (5,057,602)

Income tax expense                                                 1,167             2,675             4,768             2,675
                                                            ------------      ------------      ------------      ------------

Net loss                                                    ($ 1,026,985)     ($ 4,620,815)     ($ 1,899,082)     ($ 5,060,277)
                                                            ============      ============      ============      ============

Per share data:
Net loss per share-basic and diluted                        ($      0.05)     ($      0.25)     ($      0.09)     ($      0.27)
                                                            ============      ============      ============      ============
Weighted average common shares outstanding-basic
     and diluted                                              21,378,226        18,823,028        21,043,862        18,736,083
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




                                                 STARTECH ENVIRONMENTAL CORPORATION
                                         Condensed Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                                                                         Six Months Ended
                                                                                             April 30,
                                                                               -------------------------------------

                                                                                  2007                      2006
                                                                               -----------              ------------

Cash flows from operating activities:
   Net loss                                                                    $(1,899,082)             $(5,060,277)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Stock based compensation                                                      211,280                  430,187
     Non-cash consulting expenses                                                   73,250                     --
     401(k) match through issuance of common stock                                  32,415                   36,484
     Depreciation and amortization                                                  90,503                   96,492
     Amortization of deferred financing costs                                       13,783                  203,066
     Amortization of deferred lease costs                                           98,625                     --
     Amortization of deferred debt discount                                        101,858                1,509,157
     Change in values of warrants and conversion option                            107,826                1,350,107
Changes in operating assets and liabilities:
     Accounts receivable                                                           (41,000)                  16,918
     Prepaid expense and other current assets                                          507                   35,501
     Inventory                                                                      12,630                     --
     Other assets                                                                     (107)                    --
     Accounts payable                                                             (114,425)                  11,750
     Customer deposits and deferred revenue                                       (131,952)                 268,948
     Accrued expenses                                                              (12,104)                 (73,292)
                                                                               -----------              -----------
Net cash used in operating activities                                           (1,455,993)              (1,174,959)
                                                                               -----------              -----------

Cash flows used in investing activities:
     Purchase of equipment                                                        (110,154)                 (99,603)
                                                                               -----------              -----------
Net cash used in investing activities                                             (110,154)                 (99,603)
                                                                               -----------              -----------

Cash flows from financing activities:
     Proceeds from exercises of options, warrants and
          common stock issuances                                                 3,159,202                  225,598
         Repayments of convertible debentures                                     (191,857)                (243,214)
         Repayment of capital lease payable                                           --                       (242)
                                                                               -----------              -----------
Net cash provided by (used in) financing activities                              2,967,345                  (17,858)
                                                                               -----------              -----------

Net increase (decrease) in cash and cash equivalents                             1,401,198               (1,292,420)

Cash and cash equivalents, beginning of period                                   2,279,914                2,489,529
                                                                               -----------              -----------

Cash and cash equivalents, end of period                                       $ 3,681,112              $ 1,197,109
                                                                               ===========              ===========


                  See accompanying notes to the condensed consolidated financial statements.

                                                      3

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Management's Liquidity Plans.
----------------------------------------------------------------

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006. Operating results for the three and six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2007, or any other interim period.

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

Management's Liquidity Plans

     The Company has historically satisfied its capital needs primarily from the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners, L.P. and its affiliates ("Cornell"). The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures (the "Debentures") maturing on October 18, 2007 (as amended). This entire amount was funded during September and October 2005. On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. From March 2006 through January 31, 2007, the Company has made principal payments of approximately $808,000 towards the Debentures. On February 12, 2007, Cornell converted $499,263 of the Debentures into 271,339 shares of common stock and as of February 15, 2007, the Debentures have been paid in full.

     During the six months ended April 30, 2007, the Company received net cash proceeds of approximately $3,159,000 from investors for the sale of 1,381,149 shares of common stock pursuant to various private placement transactions. Subsequent to April 30, 2007, the Company received net cash proceeds of approximately $1,700,000 from an investor for the sale of 700,000 shares of common stock pursuant to a private placement transaction. In addition, subsequent to April 30, 2007, the Company received a cash deposit of $1,950,000 in connection with a Sales Agreement.

     On April 11, 2007, the Company entered into a Standby Equity Distribution Agreement ("2007 SEDA") with Cornell. Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. The 2007 SEDA will be available to the Company upon filing an effective registration statement.

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

Note 2 - Stock-Based Compensation.
----------------------------------

Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore, did not restate prior periods' results. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended April 30, 2007 and 2006 the Company incurred stock-based compensation expense of $211,280 and $430,187, respectively.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

                                                         Six months ended
                                                             April 30
                                                     -------------------------
                                                       2007             2006
                                                     -----------       --------
           Risk-free interest rate range             4.78%- 5.00%      4.31%
           Dividend yield                                 -              -
           Expected volatility                           76%             81%
           Expected life in years                        4.5              6

A summary of option activity for the six months ended April 30, 2007 is as follows:

                                                                              Weighted-
                                                              Weighted-        Average
                                                              Average         Remaining          Aggregate
                                                              Exercise       Contractual          Intrinsic
           Options                           Shares             Price            Term              Value
-----------------------------------------------------------------------------------------------------------
Outstanding at November 1, 2006            1,820,500            $4.62        4.55 years
-----------------------------------------------------------------------------------------------------------
Expired                                     (14,000)            $2.35                 -
-----------------------------------------------------------------------------------------------------------
Outstanding at April 30, 2007              1,806,500            $4.92        4.50 years           $159,366
-----------------------------------------------------------------------------------------------------------
Exercisable at April 30, 2007              1,806,500            $4.92        4.50 years           $159,366
-----------------------------------------------------------------------------------------------------------

     As of April 30, 2007 the total unrecognized compensation costs on non-vested options is $19,677. Such amounts are expected to be amortized during the three months ended July 31, 2007.


Net Loss per Share of Common Stock
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Aggregate potentially dilutive securities realizable from the exercise of options, warrants and convertible notes of 8,804,240 and 4,465,039 at April 30, 2007 and 2006, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.


Note 3 - Inventories.
---------------------

     Inventories consist of raw materials and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Inventories consist of the following:

                                                    April 30,       October 31,
                                                      2007            2006
                                                      ----            ----

Raw materials                                       $281,392        $281,392
Work in process                                       44,653          57,283
                                                    --------        --------
                                                    $326,045        $338,675
                                                    ========        ========


Note 4 - Equipment and Leasehold Improvements.
----------------------------------------------

     Equipment and leasehold improvements consist of the following:

                                                Useful Life         April 30,         October 31,
                                                (In years)             2007               2006
                                                ----------             ----               ----

Computer equipment                                  3-5              $249,106            $238,779
Equipment                                          7-15             2,212,422           2,170,797
Furniture and fixtures                              3-7               159,854             144,383
Leasehold improvements                              4-7               109,993             109,993
Other                                               4-7                31,229              23,625
                                                                       ------              ------
                                                                    2,762,604           2,687,577
Less: accumulated depreciation                                    (1,272,024)         (1,181,521)
                                                                  -----------         -----------
                                                                    1,490,580           1,506,056
Construction in progress                                              593,525             558,398
                                                                      -------             -------
Total equipment and leasehold improvements                         $2,084,105          $2,064,454
                                                                   ==========          ==========

     Construction in progress includes the costs of constructing the Company's proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service.

     Depreciation expense totaled $45,131 and $48,723 for the three months ended April 30, 2007 and 2006, respectively. Depreciation expense totaled $90,503 and $96,492 for the six months ended April 30, 2007 and 2006, respectively.


Note 5 - Convertible Note and Standby Equity Distribution Agreement.
-------------------------------------------------------------------

     On September 15, 2005, the Company entered into a Securities Purchase Agreement and a Standby Equity Distribution Agreement ("2005 SEDA") with Cornell. The Securities Purchase Agreement provides for Cornell to purchase up to $2,300,000 of secured convertible debentures (the "Debentures") which were funded during the year ended October 31, 2005. The Debentures are convertible by Cornell at any time at a conversion price of $1.84 per share of common stock. The Debentures originally matured in September 2006, require monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. The Company can prepay the Debentures at any time upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment the Company must pay a 20% premium on the amount of the prepayment. The Debentures are secured by substantially all of the Company's assets and shares of common stock as discussed below. In connection with the issuance of the Debentures, in September 2005, the Company issued to Cornell a warrant to purchase 650,000 shares of the Company's common stock for a period of three years with an exercise price per share of $2.53.

     The gross proceeds of the Debentures in the amount of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under EITF 00-19 and EITF 05-4, View A. Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly the warrants and the conversion option are being marked to market through earnings at the end of each reporting period. The warrants and conversion option are valued using the Black-Scholes valuation model. For the six months ended April 30, 2007 and 2006 the Company recorded a loss of $107,826 and $1,350,107, respectively, which represents the change in the fair values of the warrants and conversion option. For the three months ended April 30, 2006, the Company recorded a loss of $2,406,597, which represents the change in the fair values of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over the term of the note. Accordingly, the Company recorded a charge of $72,131 and $966,409 for the three months ended April 30, 2007 and 2006, respectively, and a charge of $101,858 and $1,509,157 for the six months ended April 30, 2007 and 2006, respectively.

     On the date of the agreement the Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the issuance of the Debentures. These fees were recorded as deferred financing costs and are being expensed through the maturity date of the Debentures. Amortization expense for the six months ended April 30, 2007 and 2006 amounted to $13,783 and $71,889, respectively.

     On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. From March 2006 through January 31, 2007, the Company made principal payments aggregating approximately $808,000 towards the Debentures. In accordance with EITF 00-19, upon these repayments and conversion, the Company reclassified $1,355,224 ($89,516 during the six months ended April 30, 2007), representing the portion of the derivative liability, to additional paid-in capital.

     The 2005 SEDA required Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the Agreement is equal to 96% of the market price as defined. Each request by the Company is limited to $2,000,000. The Company issued to Cornell 386,956 shares of the Company's common stock valued at $979,000, as a fee for entering into the 2005 SEDA and issued 4,348 shares valued at $11,000 to the placement agent. In addition, the Company incurred legal and various other costs of $239,595 in connection with this transaction.

     The Securities Purchase Agreement and the 2005 SEDA required that the Company file a registration statement within 30 days of the date of the agreements and use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement was not filed or declared effective within the prescribed time periods, the Company would be required to pay liquidated damages as defined under the agreement. This registration statement was not declared effective by the SEC. Accordingly, the 2005 SEDA was not activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

     On January 17, 2007, the Company and Cornell agreed to terminate the 2005 SEDA and begin negotiations on a 2005 SEDA with new terms. In addition, Cornell has agreed to waive any and all liquidated damages that may be payable in connection with the Registration Rights Agreement. In addition, Cornell agreed to return approximately 135,000 of the 391,304 shares issued as offering costs in connection with the 2005 SEDA.

     On January 26, 2007, the Company withdrew the Registration Statement by filing a Form RW with the SEC. Accordingly, deferred offering costs of $239,595 were written off as of October 31, 2006. In addition, deferred offering costs of $648,449, representing 251,956 shares of common stock issued to Cornell and 4,348 shares issued to a placement agent, both of which will not be returned to the Company in connection with the 2005 SEDA termination were charged to Terminated Offering Costs as of October 31, 2006. On March 1, 2007, 135,434 shares valued at $341,551 were returned to the Company.

     In accordance with EITF 00-19 and EITF 05-4, the Company reclassified the remaining derivative liabilities in the amount of $843,230 to equity as of January 17, 2007 due to the termination of the Registration Rights Agreement as discussed above. In connection with the Securities Purchase Agreement, the Company and its President agreed to pledge 3,580,000 shares and 900,000 shares, respectively, to secure payment of all the obligations due under the Debentures. Such shares are to be held in escrow until all amounts due under the Debentures are paid in full. The Company issued 900,000 shares of restricted common stock to its President during the year ended October 31, 2005 in place of the shares of common stock being pledged pursuant to the Escrow Agreement. On February 12, 2007, Cornell converted $499,263 of the Debentures into 271,339 shares of common stock and as of February 15, 2007, the Debentures were paid in full. On March 1, 2007, the 3,580,000 pledged shares were returned to the Company and the 900,000 pledged shares were returned to its President.


Note 6 - Stockholders' Equity.
------------------------------

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

     On March 12, 2007 the Company issued 25,000 shares of common stock to a consultant valued at $73,250.

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

     On March 22, 2007, the Company received net proceeds of $555,555 from an investor for the sale of 231,482 shares of common stock. The Company also issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40. In addition, the Company paid a commission in the amount of $55,555 in cash proceeds as a finder's fee to a placement agent.

     On April 11, 2007, the Company entered into a Securities Purchase Agreement with Cornell. The Company issued and sold to Cornell 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of

$2,000,000. In connection with the issuance of the common stock, the Company issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of the Company's common stock at an exercise price per share of $3.40 and $4.40 respectively. The warrants expire on April 11, 2011. The Company also entered into a Registration Rights Agreement in connection with this private placement to register for resale the shares of common stock issued to Cornell and the shares of common stock issuable upon exercise of the warrants. Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement within 45 days of the closing and obtain effectiveness no later than 120 days following the closing (or 150 days if the registration statement receives a "full review" by the Securities and Exchange Commission) and maintain its effectiveness until all the shares may be sold without any volume limitations pursuant to Rule 144(k) under the Securities Act of 1933. In the event the Company does not file the registration statement or obtain its effectiveness within the time periods described above, and if certain other events occur, the Company will be subject to liquidated damages in an amount in cash equal to one percent of the purchase price paid by Cornell for the shares of common stock issued pursuant to the Purchase Agreement up to a maximum of twelve percent, or $240,000. In connection with the Purchase Agreement, the Company paid an origination fee to Cornell in the form of 41,666 shares of common stock at a price per share of $2.40 and a cash payment of $95,000.

     On April 11, 2007, the Company entered into a Standby Equity Distribution Agreement ("2007 SEDA") with Cornell. Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2007 SEDA, Cornell will pay the Company 96% of the lowest closing bid price of the Company's common stock for the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the 2007 SEDA. Cornell's obligation to purchase shares of the Company's common stock under the 2007 SEDA is subject to certain conditions and limitations, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the 2007 SEDA. The Company incurred a placement agent fee of $5,000 under the Placement Agent Agreement relating to the 2007 SEDA. The 2007 SEDA will be available to the Company upon filing an effective registration statemnt.


Note 7 - Operating Leases.
--------------------------

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases through 2009.

     The Company's corporate headquarters is currently located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where the Company leases 5,612 square feet of office space from Furst Properties, LLC as landlord. The lease, electrical, and taxes provides for monthly payments of $12,159 to December 2008, when the lease expires; however, the Company has the option to extend it for another three years at the same price. On December 11, 2006, in connection with the lease agreement, the Company issued a warrant to the landlord to purchase 2,000,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000, which will be amortized over the life of the lease. These warrants will expire on March 11, 2011. During the six months ended April 30, 2007, the Company incurred a charge to operations in the amount of approximately $99,000 relating to these warrants.

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

     The following table shows the Company's future lease commitments under its operating leases:

         Year                      Annual Rent
         ----                      -----------

         2007                      $ 197,972
         2008                        194,904
         2009                        145,908
                                   ---------
         Total                     $ 538,784
                                   =========

Note 8 - Commitments.
---------------------

DOE Grant

     The Company received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program consists of two test phases which evaluate the potential hydrogen yield and volume which can be obtained from Plasma Converter gas (PCG). Phase I was initiated in October 2004 and was completed by September 2005. Phase II was initiated in October 2005 and is planned to be completed during the 3rd quarter of 2007. During this phase, Startech has incorporated equipment enhancements and is currently finalizing the final test report providing technical test results to DOE. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the six and three months ended April 30, 2007, the Company received $134,818 and $62,762 under this grant, respectively.

Concentration of Credit Risk

The Company's cash and cash equivalents consist of cash balances at one financial institution and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company's balances may exceed these limits. At April 30, 2007, uninsured cash balances were approximately $3,215,000. The Company believes it is not exposed to any significant credit risk for cash.


Note 9 - Employee Benefit Plan.
-------------------------------

     The Company sponsors an employee savings plan designed to qualify under
Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first six percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the six months ended April 30, 2007 and 2006 were $32,415, and $36,484, respectively. These contributions were paid through the issuance of 11,899 and 14,486 shares of common stock, respectively. Contributions for the three months ended April 30, 2007 and 2006 were $17,064, and $20,126, respectively. These contributions were paid through the issuance of 5,922 and 5,688 shares of common stock, respectively.


Note 10 - Recent Accounting Pronouncements.
-------------------------------------------

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In November 2006, the EITF reached a final consensus in EITF Issue 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments,". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.


Note 11 - Litigation.
---------------------

     The Company was sued in an action entitled Ann C. Ritson, et al ("Plaintiffs") v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, commenced in or about July 2006 (the "Primary Action") relating to alleged misrepresentation in a private placement transaction The Company has denied the allegations and has asserted certain defenses against the Plaintiffs. At this time, the Company is unable to evaluate the likelihood of an unfavorable outcome. In addition, in November 2006, the Company filed a third party complaint against the private placement agent in the aforementioned matter. The Company has alleged that if it is adjudged to be liable to the Plaintiffs, they are entitled to indemnification in whole or in part from the private placement agent pursuant to a written agreement. This matter is still in the fact discovery phase. The parties have agreed to mediate the dispute and have scheduled the mediation in August 2007.


Note 12 - Subsequent Events.
----------------------------

     On May 10, 2007, the Company entered into a Stock Purchase Agreement for the private placement (the Offering") of the Company's shares of common stock, pursuant to which the Company issued and sold to the investor 700,000 restricted shares of Common Stock at $2.40 per share and warrants exercisable into an aggregate of 1,400,000 restricted shares of Common Stock, for which 700,000 of such Warrants were issued at an exercise price of $3.40 per share and the other 700,000 of such Warrants were issued at an exercise price of $4.40 per share. The Warrants are exercisable as of the date of issuance and expire three (3) years therefrom. The Company granted to the Investor piggyback registration rights with respect to the shares and the shares of common stock issuable upon exercise of the warrants.

     On May 10, 2007, the Company entered into a Purchase Agreement with a customer, whereby the Company agreed to sell three Plasma Converter Systems to the customer. The Company received a cash deposit of $1,950,000 in connection with this Agreement. This agreement is subject to certain conditions and stipulations.

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

Overview

     Startech Environmental Corporation is an environmental technology company commercializing its proprietary plasma processing technology known as the Plasma Converter(TM) which achieves closed-loop elemental recycling that irreversibly destroys hazardous and non-hazardous waste and industrial by-products while converting them into useful commercial products. These products include a rich synthesis gas called PCG (Plasma Converted Gas)(TM) surplus energy for power, hydrogen, metals and silicates for use and for sale.

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

     In 2001, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell (TM) hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell(TM) will provide a green and renewable source of hydrogen for power and processing applications. In 2003, this brought significant change and, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational effort, we are now being greeted by a much more receptive marketplace. This change was dictated by the needs of our customers and the demands of the marketplace. This began in January 2002 and continues to be integrated.

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

     We believe specific events are driving demand for our Plasma Converter. They include:

     o Increases in waste, and in particular hazardous waste, due to rising consumer/industrial consumption and population growth in most nations;

     o Current waste disposal and remediation techniques such as landfills and incineration becoming regulatorily, socially and environmentally unacceptable;

     o A need for critical resources such as power and water to sustain local economies; and

     o Emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

     Our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe these products will add value to our customers' business so they can realize revenue streams from disposal or processing fees and a reduction in material disposal costs, as well as from the sale of resulting commodity products and services. Alternatively, this will allow our customers to generate a valuable product while at the same time using a zero cost basis, or revenue generating source of raw material (waste). The costs of hazardous waste treatment and disposal methods continue to rise, and now range from approximately $900 to more than $2,000 per ton. This does not include the additional processing, handling, packaging, insurance and management costs sustained by the hazardous waste generator within its facility prior to final disposal.

     Since 1995, we have been actively educating and promoting to our customers the benefits of the plasma converter over other forms of waste remediation technologies. Ongoing education of the public and government is continuing. Like most new technologies, we have been met with varying degrees of resistance. A rising comfort level with our plasma converter technology, resulting in part from our educational and informational efforts, has created additional awareness in the marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including facility ownership or management. Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials; what many would now call waste we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build own operate/build own transfer of ownership facilities, joint development projects and engineering services.

     For the six months ended April 30, 2007, the Company incurred a net loss of $1,899,082, compared to a net loss of $5,060,277 for same period in 2006.

Results of Operations

Comparison of three months ended April 30, 2007 and 2006

     Revenues. Total revenues were $191,976 for the three months ended April 30, 2007, as compared to $111,464 for the same period in 2006, an increase of $80,512. For the three months ended April 30 2007, our revenue was generated from the amortization of portions of the distributorship agreements. Additionally revenues were derived from the completed installation in Mihama. For the three months ended April 30, 2006, the Company recognized approximately $66,000 as revenue from the amortization of the distributorship agreements. These distributorship agreements were signed with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. The balance of revenues were derived from the overhaul project in Mihama during the three months ended April 30, 2006.

     Gross Profit. Gross profit was $155,473 for the three months ended April 30, 2007, compared to a gross profit of $28,826 in the same period in 2006, or an increase of $126,647 from the same period in 2006. Gross margins were directly impacted due to the revenue recognized from distributorship agreements and the overhaul project in Mihama during the three months ended April 30, 2007.

     Selling Expenses. Selling expenses for the three months ended April 30, 2007 were $144,765, compared to $161,629 for the same period in the prior year, an increase of $16,864. Selling expenses decreased as a result of lower marketing expenses.

     Research and Development Expenses. Research and development expenses for the three months ended April 30, 2007 and the three months ended April 30, 2006 were $84,981.

     General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2007 were $860,880, compared to $801,037 for the same period in 2006, an increase of $59,843. This increase was related to consultant expense in 2007.

     Other Expense. Other expense for the three months ended April 30, 2007 was $44,935 compared to $3,550,197, for the same period in 2006, decrease of $3,505,262. This decrease is mainly attributable to the Cornell transaction where amortization of deferred debt discount decreased $894,278 and the impact of the change in value of warrants and conversion options decreased $2,406,597.

     Interest Income. Interest income for the three months ended April 30, 2007 was $11,389, compared to $20,394.

Comparison of six months ended April 30, 2007 and 2006

     Revenues. Total revenues were $257,952 for the six months ended April 30, 2007, as compared to $475,662 for the same period in 2006, a decrease of $217,710. For the six months ended April 30, 2007, our revenue was generated from two sources. The amortization of portions of distributorship agreements with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain, and the ongoing installation in Mihama. For the six months ended April 30, 2007, the Company recognized approximately $131,952 as revenue from the amortization of the distributorship agreements. The balance of revenues were derived from the overhaul project in Mihama during the six months ended April 30, 2007.

     Gross Profit. Gross profit was $170,192 for the six months ended April 30, 2007, compared to gross profit of $339,921 in the same period in 2006, a decrease of $169,729. Gross margins were directly impacted due to the revenue recognized from the overhaul project in Mihama during the six months ended April 30, 2006.

     Selling Expenses. Selling expenses for the six months ended April 30, 2007 were $309,583, compared to $358,698 for the same period in the prior year, an increase of $49,115. Selling expenses decreased as a result of lower marketing expenses.

     Research and Development Expenses. Research and development expenses for the six months ended April 30, 2007 were $170,505, compared to $163,202 for the same period in the prior year, a increase of $7,303. This increase was related to an increase in salary expenses.

     General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2007 were $1,398,790 compared to $1,680,179 for the same period in 2006, a decrease of $281,389. This decrease was related to lower stock based compensation, lower stockholders relations, lower rent expense, and lower insurance expense in 2007.

     Interest Income. Interest income for the six months ended April 30, 2007 was $26,137, compared to $36,130 in the same period in 2006, a decrease of $9,993.

     Other Expense. Other expense for the six months ended April 30, 2007 was $95,125 compared to $3,098,952 for the same period in 2006, a decrease of $3,003,827. This decrease is mainly attributable to the Cornell transaction where amortization of deferred debt discount decreased $1,407,299 and the impact of the change in value of the warrants and conversion options decreased $1,242,281.

Liquidity and Capital Resources

     As of April 30, 2007, we had cash and cash equivalents of $3,681,112 and working capital of $2,440,461.

     The Company has historically satisfied its capital needs primarily from the sale of equity securities. On September 16, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners, L.P. and its affiliates ("Cornell"). The Purchase Agreement provides for Cornell to purchase up to $2,300,000 of Secured Convertible Debentures (the "Debentures") maturing on October 18, 2007 (as amended). This entire amount was funded during September and October 2005. On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. From March 2006 through January 31, 2007, the Company has made principal payments of approximately $808,000 towards the Debentures. On February 12, 2007, Cornell converted $499,263 of the Debentures into 271,339 shares of common stock and as of February 15, 2007, the Debentures have been paid in full.

     During the six months ended April 30, 2007, the Company received net cash proceeds of approximately $3,159,000 from investors for the sale of 1,381,149 shares of common stock pursuant to various private placement transactions. Subsequent to April 30, 2007, the Company received net cash proceeds of approximately $1,700,000 from an investor for the sale of 700,000 shares of common stock pursuant to a private placement transaction. In addition, subsequent to April 30, 2007, the Company received a cash deposit of $1,950,000 in connection with a Sales Agreement.

     On April 11, 2007, the Company entered into a Standby Equity Distribution Agreement ("2007 SEDA") with Cornell. Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. The 2007 SEDA has not yet been activated and is not available for funding.

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

     Foreign Currency Risk - We develop products in the United States and market our products in North America, Japan, Europe, Asia, Africa, the Middle East and South America as well as other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short - term instruments. Due to the short-term nature of our investments, we believe that we do not have a material interest raterisk exposure.

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

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be reportable conditions and material weaknesses, under standards established by the Public Company Accounting Oversight Board. The first material weakness identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. The second material weakness we identified is in our ability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. In recent years we have consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although we believe that these events are unique to our Company, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the three month period ending April 30, 2007. As a result, we are confident that our financial statements for the three months ended April, 2007 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the three months ended April 30, 2007 or any prior period.

     There were no significant changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     We were sued in an action entitled Ann C. Ritson, et al ("Plaintiffs") v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, which commenced on or about July 2006 relating to alleged misrepresentation in a private placement transaction. We have denied the allegations and have asserted certain defenses against the Plaintiffs. At this time, we are unable to evaluate the likelihood of an unfavorable outcome. In addition, in November 2006, we filed a third party complaint against the placement agent in the aforementioned matter. We alleged that if we are adjudged to be liable to the Plaintiffs, we are entitled to indemnification in whole or in part from the placement agent pursuant to a written agreement. This matter is still in the fact discovery phase. The parties have agreed to mediate the dispute and have scheduled the mediation in August 2007.


Item 1A. Risk Factors.

     There have been no material changes to the Company's risk factors as set forth in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On March 12, 2007 the Company issued 25,000 shares of Common Stock to a consultant.

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

     On April 2, 2007, the Company issued 5,922 shares of common stock to its 401(k) plan as a matching contribution.

     On April 11, 2007, we entered into a Securities Purchase Agreement with Cornell. We issued and sold to Cornell 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of $2,000,000. In connection with the issuance of the common stock, we issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of our common stock at an exercise price per share of $3.40 and $4.40 respectively. The warrants expire on April 11, 2011. We also entered into a Registration Rights Agreement in connection with this private placement to register for resale the shares of common stock issued to Cornell and the shares of common stock issuable upon exercise of the warrants. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement within 45 days of the closing and obtain effectiveness no later than 120 days following the closing (or 150 days if the registration statement receives a "full review" by the Securities and Exchange Commission) and maintain its effectiveness until all the shares may be sold without any volume limitations pursuant to Rule 144(k) under the Securities Act of 1933. In the event we do not file the registration statement or obtain its effectiveness within the time periods described above, and if certain other events occur, we will be subject to liquidated damages in an amount in cash equal to one percent of the purchase price paid by Cornell for the shares of common stock issued pursuant to the Purchase Agreement up to a maximum of twelve percent. In connection with the Securities Purchase Agreement, we paid an origination fee to Cornell, which origination fee was paid in the form of 41,666 shares of common stock at a price per share of $2.40 and a cash payment of $95,000.

     On April 11, 2007, we entered into a Standby Equity Distribution Agreement ("2007 SEDA") with Cornell. Pursuant to the 2007 SEDA, we may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2007 SEDA, Cornell will pay us 96% of the lowest closing bid price of our common stock for the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the 2007 SEDA. Cornell's obligation to purchase shares of our common stock under the 2007 SEDA is subject to certain conditions and limitations, including the Company obtaining an effective registration statement for shares of our common stock sold under the 2007 SEDA. We incurred a placement agent fee of $5,000 under the Placement Agent Agreement relating to the 2007 SEDA. The 2007 SEDA has not yet been activated and is not available for funding.

     On May 10, 2007, the Company entered into a Stock Purchase Agreement with Francisco J. Rivera Fernandez ("Investor") for the private placement of our common stock, pursuant to which the Company issued and sold to the investor 700,000 restricted shares of Common Stock and warrants exercisable into an aggregate of 1,400,000 restricted shares of Common Stock, for which 700,000 of such warrants were issued at an exercise price of $3.40 per share and the other 700,000 of such warrants were issued at an exercise price of $4.40 per share. The warrants are exercisable as of the date of issuance and expire three (3) years therefrom. We granted the Investor piggyback registration rights with respect to the shares and the shares of common stock issuable upon exercise of the warrants.

Item 3. Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 2006 Annual Meeting of Shareholders of the Company was held on May 10, 2007.

(b) The following persons were elected as directors pursuant to the votes indicated:

         Name                             For             Withheld
 -------------------------------------------------- ----------------

 L. Scott Barnard                       11,972,749          194,421
 -------------------------------------------------- ----------------
 Joseph A. Equale                       11,961,424          205,746
 -------------------------------------------------- ----------------
 Joseph F. Longo                        12,007,621          159,549
 -------------------------------------------------- ----------------
 Chase P. Withrow III                   11,938,642          228,528
 -------------------------------------------------- ----------------
 John J. Fitzpatrick                    11,960,124          207,046
 -------------------------------------------------- ----------------

(c) The only other matter to be voted upon was the ratification of the appointment of Marcum & Kleigman LLP as the Company's independent registered public accountants for the fiscal year ending October 31, 2007 as follows:

          For                        Withheld                   Abstain
       ----------------------------------------------------------------

       12,026,561                    136,689                     3,920


Item 5.  Other Information.

         None

Item 6.  Exhibits.

The following exhibits are attached to this report:

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------

*     Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of June, 2007.


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person, on behalf of the Company and in the capacities and on this 19th day of June 2007.


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