Form 10-Q
period 2007-07-31
STARTECH ENVIRONMENTAL CORP
filed 2007-09-14
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2007


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

                            88 Danbury Road, Suite 2A
                            Wilton, Connecticut 06897
                            -------------------------
          (Address of principal executive offices, including zip code)
                                 (203) 762-2499
                                 --------------
               (Registrants telephone number, including area code)

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [ x ]

     As of September 12, 2007, 23,063,913 shares of common stock were outstanding.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - July 31, 2007 and
         October 31, 2006                                                      1

         Condensed consolidated statements of operations for the
         three and nine months ended July 31, 2007 and 2006                    2

         Condensed consolidated statements of cash flows for the
         nine months ended July 31, 2007 and 2006                              3

         Notes to unaudited condensed consolidated financial statements     4-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             13-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

Item 4.  Controls and Procedures                                           17-18

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    19

Item 1A. Risk Factors                                                         19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             20


Signatures                                                                    21


                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              STARTECH ENVIRONMENTAL CORPORATION
                             Condensed Consolidated Balance Sheets

                                                                 July 31, 2007     October 31,
                                                                  (unaudited)         2006
                                                                  ------------    ------------
                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                      $  9,380,564    $  2,279,914
   Note receivable                                                     385,000         385,000
   Accounts receivable                                                 150,000            --
   Inventories                                                         334,374         338,675
   Prepaid expenses and other current assets                              --             3,007
                                                                  ------------    ------------

Total current assets                                                10,249,938       3,006,596

Equipment and leasehold improvements, net                            1,952,821       2,064,454

Deferred financing costs, net                                             --            13,783
Other assets                                                            89,373          89,266
                                                                  ------------    ------------


Total assets                                                      $ 12,292,132    $  5,174,099
                                                                  ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable                                               $     68,620    $    153,442
   Accrued expenses                                                     74,742          90,443
   Convertible notes, net of deferred debt discount of $101,858
     at October 31, 2006                                                  --           589,263
   Detachable warrants                                                    --           544,286
   Conversion option on convertible notes                                 --           280,632
   Customer deposits and deferred revenue                            6,641,632       2,009,792
                                                                  ------------    ------------

      Total current liabilities                                      6,784,994       3,667,858
                                                                  ------------    ------------


Commitments and Contingencies

Stockholders' equity:
Preferred stock: no par value, 10,000,000 shares authorized;
  none issued and outstanding                                             --              --
Common stock: no par value; 800,000,000 shares authorized;
  23,054,920 outstanding at July 31, 2007; and 20,718,387
  outstanding at October 31, 2006                                   33,907,872      28,929,534
Additional paid-in-capital                                           5,449,397       3,780,197
Deferred lease costs                                                  (315,601)           --
Deferred offering costs                                                   --          (341,551)
Accumulated deficit                                                (33,534,530)    (30,861,939)
                                                                  ------------    ------------
      Total stockholders' equity                                     5,507,138       1,506,241
                                                                  ------------    ------------
Total liabilities and stockholders' equity                        $ 12,292,132    $  5,174,099
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


                                      STARTECH ENVIRONMENTAL CORPORATION
                                Condensed Consolidated Statements of Operations
                                                  (Unaudited)


                                                           Three Months Ended              Nine Months Ended
                                                                July 31,                        July 31,
                                                      ------------------------------------------------------------

                                                          2007            2006            2007            2006
                                                      ------------    ------------    ------------    ------------

Revenue                                               $    354,958    $    286,131    $    612,910    $    761,793

Cost of sales                                               77,597          66,744         165,357         202,486
                                                      ------------    ------------    ------------    ------------

Gross profit                                               277,361         219,387         447,553         559,307
                                                      ------------    ------------    ------------    ------------


Operating Expenses:
Selling expenses                                           293,477         167,367         603,060         526,064
Research and development expenses                           43,260          81,467         213,765         244,669
General and administrative expenses                        605,674         654,578       2,004,464       2,334,755
Asset impairment charge                                    126,000            --           126,000            --
Depreciation and amortization expenses                      44,570          49,116         135,073         145,609
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                 1,112,981         952,528       3,082,362       3,251,097
                                                      ------------    ------------    ------------    ------------

Loss from operations                                      (835,620)       (733,141)     (2,634,809)     (2,691,790)

Other income (expense):
  Interest income                                           59,498          34,292          85,635          70,422
  Interest expense                                            --           (27,059)        (16,045)       (141,544)
  Amortization of deferred financing costs                    --           (24,273)        (13,783)       (227,339)
  Amortization of deferred debt discount                      --          (200,652)       (101,858)     (1,709,809)
  Change in value of warrants and conversion option           --         1,284,978        (107,826)        (65,129)
  Other income                                               2,779           3,757         121,029          45,490
                                                      ------------    ------------    ------------    ------------
     Total other income (expense)                           62,277       1,071,043         (32,848)     (2,027,909)
                                                      ------------    ------------    ------------    ------------

Net income (loss)  before income taxes                    (773,343)        337,902      (2,667,657)     (4,719,699)


Income tax expense                                             166            --             4,934           2,675
                                                      ------------    ------------    ------------    ------------

Net income (loss)                                     $   (773,509)   $    337,902    ($ 2,672,591)   ($ 4,722,374)
                                                      ============    ============    ============    ============

Per share data:
Net income (loss) per share-basic and diluted         ($      0.03)   $       0.02    ($      0.12)   ($      0.24)
                                                      ============    ============    ============    ============
Weighted average common shares outstanding-basic        22,973,476      20,359,930      21,694,135      19,283,313
                                                      ============    ============    ============    ============
Weighted average common shares outstanding-diluted      22,973,476      21,306,621      21,694,135      19,283,313
                                                      ============    ============    ============    ============


                  See accompanying notes to the condensed consolidated financial statements.


                       STARTECH ENVIRONMENTAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended
                                                              July 31,
                                                     --------------------------

                                                         2007           2006
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                          $(2,672,591)   $(4,722,374)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Asset impairment charge                             126,000           --
     Stock based compensation                            263,054        563,603
     Non-cash consulting expenses                         73,250           --
     401(k) match through issuance of common stock        48,171         46,653
     Depreciation and amortization                       135,073        145,609
     Amortization of deferred financing costs             13,783        227,339
     Amortization of deferred lease costs                157,800           --
     Amortization of deferred debt discount              101,858      1,709,809
     Change in value of warrants and conversion
      option                                             107,826         65,129
Changes in operating assets and liabilities:
     Accounts receivable                                (150,000)        26,676
     Prepaid expense and other current assets              3,007         28,701
     Inventory                                             4,301           --
     Other assets                                           (107)          --
     Accounts payable                                    (84,822)       (20,839)
     Customer deposits and deferred revenue            4,631,840        202,973
     Accrued expenses                                    (15,701)      (115,292)
                                                     -----------    -----------
Net cash provided by (used in) operating
 activities                                            2,742,742     (1,842,013)
                                                     -----------    -----------

Cash flows used in investing activities:
     Purchase of equipment                              (149,440)      (177,261)
                                                     -----------    -----------
Net cash used in investing activities                   (149,440)      (177,261)
                                                     -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of options, warrants
       and common stock issuance                       4,699,205      2,721,990
     Repayments of convertible debentures               (191,857)      (431,567)
     Repayment of capital lease payable                     --             (242)
                                                     -----------    -----------
Net cash provided by financing activities              4,507,348      2,290,181
                                                     -----------    -----------

Net increase in cash and cash equivalents              7,100,650        270,907

Cash and cash equivalents, beginning                   2,279,914      2,489,529
                                                     -----------    -----------

Cash and cash equivalents, ending                    $ 9,380,564    $ 2,760,436
                                                     ===========    ===========


   See accompanying notes to the condensed consolidated financial statements.

                                        3

                      STARTECH ENVIRONMENTAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Liquidity Matters.
-----------------------------------------------------

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the fiscal consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006, filed with the SEC on February 12, 2007. Operating results for the three and nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2007, or any other interim period.

     Liquidity Matters
     -----------------

     The Company has historically incurred net losses from operations. For the nine months ended July 31, 2007, net cash provided by operating activities was $2,742,742. As of July 31, 2007, the Company had cash and cash equivalents of $9,380,564 and had working capital of $3,464,944.

     The Company has historically raised funds through the sale of equity instruments. During the nine months ended July 31, 2007, the Company received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions. In addition, through July 31, 2007, the Company has received deposits of $4,818,750 in conjunction with a sales agreement (Note 8). Subsequent to July 31, 2007, the Company received a deposit of $539,965 in connection with another sales agreement (Note 12).

     Although the Company believes that it has sufficient liquidity to sustain its existing business in excess of twelve months, there is no assurance that unforeseen circumstances will not have a material effect on the business that could require it to raise additional capital or take other measures to conserve liquidity in order to sustain operations.

Note 2 - Significant Accounting Policies.
-----------------------------------------

Stock Based Compensation

     Effective November 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123R, using the modified prospective transition method and, therefore, did not restate prior periods' results. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended July 31, 2007, the Company incurred stock-based compensation expense of $51,774 and $263,054, respectively.

     The fair value of share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

                                                Nine months ended
                                                  July 31, 2007
                                                -----------------
           Risk-free interest rate range           4.65%- 5.00%
           Dividend yield                              N/A
           Expected volatility                         98%
           Expected life in years                      10

A summary of option activity for the nine months ended July 31, 2007 is as follows:

------------------------------------------------------------------

                                              Weighted-
                                              Average    Aggregate
                                              Exercise   Intrinsic
             Options                Shares     Price       Value
------------------------------------------------------------------
Outstanding at November 1, 2006    1,820,500    $4.62
------------------------------------------------------------------
Granted                               60,000    $2.37
------------------------------------------------------------------
Canceled                            (41,000)    $3.12
------------------------------------------------------------------
Outstanding at July 31, 2007       1,839,500    $4.87     $ 82,594
------------------------------------------------------------------
Exercisable at July 31, 2007       1,809,500    $4.91     $ 72,994
------------------------------------------------------------------

     As of July 31, 2007, the total unrecognized compensation costs on non-vested options is $96,300. Such amounts are expected to be amortized within the next twelve months.

Net Earnings (Loss) per Share of Common Stock

     Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share when their inclusion would be antidilutive. The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

                             -------------------------------------------------------------------
                                For the three months ended          For the nine months ended
                             -------------------------------------------------------------------
                             July 31, 2007     July 31, 2006     July 31, 2007     July 31, 2006
                              (Unaudited)*     (Unaudited)**     (Unaudited)*       (Unaudited)*
                             -------------------------------------------------------------------
Weighted average shares
outstanding, basic             22,973,476        20,359,930        21,694,135         19,283,313
Incremental shares of common
stock equivalents                      --           424,471                --                 --
Conversion of convertible
debenture to common stock              --           522,220                --                 --
                             -------------------------------------------------------------------
   Weighted average shares
    outstanding, diluted       22,973,476        21,306,621        21,694,135         19,283,313
                             ===================================================================

* Potential common shares of approximately 11,300,000 for each of the three and nine months ended July 31, 2007, respectively, and approximately 7,600,000 for the nine months ended July 31, 2006 were excluded from the computation of diluted earnings per share, as their inclusion would be anti dilutive.

** For the three months ended July 31, 2006, approximately 5,900,000 potential common shares were not included in the dilutive earnings per share calculation because the exercise price and warrant price was greater than the average market price of the common stock for the period.

Revenue Recognition

     Revenues earned from consulting, design and other professional services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over a three year period.

     During May 2007, the Company entered into an agreement to sell three of its Plasma Converter Systems to a customer (Note 8). As of July 31, 2007, delivery of the Plasma Converter Systems has not yet occurred. The Company is currently evaluating the provisions of EITF 00-21 ("Revenue Arrangements with Multiple
Deliverables") to determine its effect on this transaction.

Note 3 - Inventories.
---------------------

     Inventories consist of raw materials and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Inventories consist of the following:

                             July 31,  October 31,
                               2007       2006
                             --------   --------

Raw materials                $281,392   $281,392
Work in process                52,982     57,283
                             --------   --------
                             $334,374   $338,675
                             ========   ========


                                        6

Note 4 - Equipment and Leasehold Improvements.
----------------------------------------------

     Equipment and leasehold improvements consist of the following:

                                         Useful Life    July 31,    October 31,
                                          (In years)      2007          2006
                                          ----------  -----------   -----------

Computer equipment                           3-5         $255,846      $238,779
Equipment                                    7-15       2,223,164     2,170,797
Furniture and fixtures                       3-7          159,854       144,383
Leasehold improvements                       4-7          109,993       109,993
Other                                        4-7           31,229        23,625
                                                      -----------   -----------
                                                        2,780,086     2,687,577
Less: accumulated depreciation                         (1,317,419)   (1,181,521)
                                                      -----------   -----------
                                                        1,462,667     1,506,056
Construction in progress                                  490,154       558,398
                                                      -----------    ----------
Total equipment and leasehold improvements            $ 1,952,821    $2,064,454
                                                      ===========    ==========

     Construction in progress includes the costs of constructing the Company's proprietary ceramic filtration system. Costs may include materials, labor, overhead and permits. When construction is completed, the asset will be reclassified as equipment and will be amortized when placed in service. During the nine months ended July 31, 2007, the Company deemed certain components of its construction in progress impaired, and accordingly, recorded an impairment charge in the amount of $126,000.

     Depreciation expense totaled $44,570 and $49,116 for the three months ended July 31, 2007 and 2006, respectively. Depreciation expense totaled $135,073 and $145,609 for the nine months ended July 31, 2007 and 2006, respectively.

Note 5 - Convertible Note and Standby Equity Distribution Agreement.
--------------------------------------------------------------------

     On September 15, 2005, the Company entered into a securities purchase agreement ("2005 SPA") and a standby equity distribution agreement ("2005 SEDA") with Cornell. The 2005 SPA provide's for Cornell to purchase up to $2,300,000 of Debentures, which were funded during the year ended October 31, 2005. The Debentures were convertible by Cornell at any time at a conversion price of $1.84 per share of common stock. The Debentures originally matured in September 2006, required monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. The Company can prepay the Debentures at any time upon three days written notice. If the Company's common stock is trading above the conversion price at the time of the prepayment, the Company must pay a 20% premium on the amount of the prepayment. The Debentures are secured by substantially all of the Company's assets and shares of common stock as discussed below. In connection with the issuance of the Debentures, in September 2005, the Company issued to Cornell a three year warrant to purchase 650,000 shares of the Company's common stock with an exercise price per share of $2.53.

     The gross proceeds of the Debentures in the amount of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under Emerging Issues Task Force ("EITF") 00-19 and EITF 05-4, View A. Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants were derivative liabilities. Accordingly, the warrants and the conversion option were being marked to market through earnings at the end of each reporting period. The warrants and conversion option were valued using the Black-Scholes valuation model. For the nine months ended July 31, 2007 and 2006, the Company recorded a loss of $107,826 and $65,129, respectively representing the change in the fair value of the warrants and conversion option. For the three months ended July 31, 2006, the Company recorded a gain of $1,284,978, representing the change in the fair value of the warrants and conversion option. The debt discount of $2,168,995 is being accreted over the term of the note. Accordingly, the Company recorded a charge of $200,652 for the three months ended July 31, 2006, and a charge of $101,858 and $1,709,809 for the nine months ended July 31, 2007 and 2006, respectively.

     On the date of the Securities Purchase Agreement the Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the Debentures. These fees have been recorded as deferred financing costs and are being expensed through the maturity date of the Debentures. Amortization expense for the nine months ended July 31, 2007 and 2006 amounted to $13,783 and $227,339, respectively, and $24,273 for the three months ended July 31, 2006.

     On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. From March 2006 through January 31, 2007, the Company made principal payments aggregating approximately $808,000 towards the Debentures. In accordance with EITF 00-19, upon these repayments and conversion, the Company reclassified $1,355,224 ($89,516 during the nine months ended July 31, 2007), representing the portion of the derivative liabilities, to additional paid-in capital.

     The 2005 SEDA required Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the SEC. The purchase price for each share of common stock under the 2005 SEDA is equal to 96% of the market price as defined. Each request by the Company is limited to $2,000,000. The Company issued to Cornell 386,956 shares of the Company's common stock valued at $979,000, as a fee for entering into the 2005 SEDA and issued 4,348 shares valued at $11,000 to the placement agent. In addition, the Company incurred legal and various other costs of $239,595 in connection with this transaction.

     The 2005 SPA and the 2005 SEDA required that the Company file a registration statement within 30 days of the date of the agreements and use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement was not filed or declared effective within the prescribed time periods, the Company would be required to pay liquidated damages as defined under such agreement. This registration statement was not declared effective by the SEC. Accordingly, the 2005 SEDA was not activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

     On January 17, 2007, the Company and Cornell agreed to terminate the 2005 SEDA and begin negotiations on another standby equity distribution agreement on different terms. In addition, Cornell has agreed to waive any and all liquidated damages that may be payable in connection with the registration rights agreement. In addition, Cornell agreed to return approximately 135,000 of the 391,304 shares issued as offering costs in connection with the 2005 SEDA.

     On January 26, 2007, the Company withdrew the registration statement filed for the 2005 SEDA with the SEC. Accordingly, deferred offering costs of $239,595 were written off as of October 31, 2006. In addition, deferred offering costs of $648,449, representing 251,956 shares of common stock issued to Cornell and 4,348 shares issued to a placement agent, both of which will not be returned to the Company in connection with the 2005 SEDA termination, were charged to terminated offering costs as of October 31, 2006. On March 1, 2007, 135,434 shares valued at $341,551, were returned to the Company.


     In accordance with EITF 00-19 and EITF 05-4, the Company reclassified the remaining derivative liabilities in the amount of $843,230 to equity as of January 17, 2007 due to the termination of the registration rights agreement as discussed above. In connection with the Securities Purchase Agreement, the Company and its President agreed to pledge 3,580,000 shares of common stock and 900,000 shares of common stock, respectively, to secure payment of all the obligations due under the Debentures. Such shares were to be held in escrow until all amounts due under the Debentures were paid in full. The Company issued 900,000 shares of restricted common stock to its President during the year ended October 31, 2005 in place of the shares of common stock pledged pursuant to the Escrow Agreement. On February 12, 2007, Cornell converted $499,263 of the Debentures into 271,339 shares of common stock and as of February 15, 2007, the Debentures were paid in full. On March 1, 2007, the 3,580,000 pledged shares were returned to the Company and the 900,000 pledged shares were returned to its President.

Note 6 - Stockholders' Equity.
------------------------------

     On November 22, 2005, the Company entered into the SICAV ONE stock purchase agreement and SICAV TWO stock purchase agreement (collectively, the "Mercatus Agreement") with Mercatus & Partners, Limited (Mercatus"). Pursuant to the Mercatus Agreement, the Company agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the "Mercatus Shares"), for an aggregate purchase price of $5,000,000. Mercatus had up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares were placed in escrow in November 2005. The Company never received any proceeds pursuant to the Mercatus Agreements. In November 2006, Mercatus returned 2,716,900 shares of common stock to the Company.

     On March 12, 2007 the Company issued 25,000 shares of common stock to a consultant for services rendered, valued at $73,250, representing the fair value of such services.

     On March 13, 2007, the Company received net proceeds of $500,002 from an investor in consideration of the sale of 208,334 shares of common stock, the issuance of 208,334 warrants exercisable at $3.40 per share and 208,334 warrants exercisable at $4.40 per share. In addition, the Company issued 20,834 shares of common stock, warrants to purchase 20,834 shares of common stock at an exercise price of $3.40 and warrants to purchase 20,834 shares of common stock at an exercise price of $4.40 to a placement agent in connection with this transaction.

     On March 16, 2007, the Company received net proceeds of $259,200 from an investor in consideration of the sale of 108,000 shares of common stock. The Company also issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40. In addition, the Company granted 12,000 shares of common stock, warrants to purchase 12,000 shares of common stock at an exercise price of $3.40 and warrants to purchase 12,000 shares of common stock at an exercise price of $4.40 to a placement agent in connection with this transaction.

     On March 22, 2007, the Company received gross proceeds of $555,555 from an investor in consideration of the sale of 231,482 shares of common stock. The Company also issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40. In addition, the Company paid a commission in the amount of $55,555 in cash proceeds as a finder's fee to a placement agent.

     On April 11, 2007, the Company entered into a securities purchase agreement with Cornell. The Company issued and sold to Cornell 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of $2,000,000. In connection with the issuance of the common stock, the Company issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of the Company's common stock at an exercise price per share of $3.40 and $4.40, respectively. The warrants expire on April 11, 2011. The Company also entered into a registration rights agreement in connection with this private placement to register for resale the shares of common stock issued to Cornell and the shares of common stock issuable upon exercise of the warrants. Pursuant to the registration rights agreement, the Company is obligated to file a registration statement within 45 days of the closing and obtain effectiveness no later than 120 days following the closing (or 150 days if the registration statement receives a "full review" by the SEC and maintain its effectiveness until all the shares may be sold without any volume limitations pursuant to Rule 144(k) under the Securities Act of 1933, as amended. In the event the Company does not file the registration statement or obtain its effectiveness within the time periods described above, and if certain other events occur, the Company will be subject to liquidated damages in an amount in cash equal to one percent of the purchase price paid by Cornell for the shares of common stock issued pursuant to the securities purchase agreement up to a maximum of 12%, or $240,000. The Company filed a registration statement on Form S-1 on June 1, 2007. The Company is currently in the process of addressing comments received by the SEC with respect to the registration statement. Accordingly, the Company will have 150 days for the registration statement to be declared effective before incurring liquidated damages. In connection with the purchase agreement, the Company paid an origination fee to Cornell in the form of 41,666 shares of common stock at a price per share of $2.40 and a cash payment of $95,000.

     On April 11, 2007, the Company entered into the ("2007 SEDA") with Cornell. Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2007 SEDA, Cornell will pay the Company 96% of the lowest closing bid price of the Company's common stock for the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the 2007 SEDA. Cornell's obligation to purchase shares of the Company's common stock under the 2007 SEDA is subject to certain conditions and limitations, including the Company obtaining an effective registration statement covering resale shares of the Company's common stock under the 2007 SEDA. The Company incurred a placement agent fee of $5,000 under the Placement Agent Agreement relating to the 2007 SEDA. The 2007 SEDA will be available to the Company upon filing an effective registration statement.

     On May 10, 2007, the Company entered into a stock purchase agreement with an individual investor for the private placement of common stock at $2.20 per share, pursuant to which the Company issued and sold to this investor 700,000 restricted shares of common stock and warrants exercisable into an aggregate of 1,400,000 restricted shares of Common Stock, for which 700,000 of such warrants were issued at an exercise price of $3.40 per share and the other 700,000 of such Warrants were issued at an exercise price of $4.40 per share. The warrants are exercisable as of the date of issuance and expire three (3) years there-from. The Company granted the investor piggyback registration rights with respect to the shares and the shares of common stock issuable upon exercise of the warrants.

     On May 10, 2007, the Company granted an aggregate of 60,000 options to purchase common stock valued at $128,386 to its board members. These options are exercisable at $2.37 and have a term of ten years. Half of these options vest immediately and the remaining portion vests one year from the date of grant.

Note 7 - Operating Leases.
--------------------------

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases through 2009.

     The Company's corporate headquarters is located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where the Company leases 5,612 square feet of office space from Furst Properties, LLC as landlord. The lease, electrical and taxes provides for monthly payments of $12,159 to December 2008, when the lease expires; however, the Company has the option to extend it for another three years at the same terms. On December 11, 2006, in connection with the lease agreement, the Company issued a warrant to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model, which will be amortized over the life of the lease. These warrants will expire on March 11, 2011. During the three and nine months ended July 31, 2007, the Company incurred a charge to operations in the amount of $59,175 and $157,800 relating to these warrants, respectively.

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
                                      =========

Note 8 - Commitments and Contingencies.
---------------------------------------

DOE Grant

     The Company received a grant from the Department of Energy ("the DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program consists of two test phases which evaluate the potential hydrogen yield and volume which can be obtained from plasma converter gas (PCG). Phase I was initiated in October 2004 and was completed by September 2005. Phase II was initiated in October 2005 and was completed during the 3rd quarter of 2007. During this phase, the Company incorporated equipment enhancements and finalized the final test report providing technical test results to DOE. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the three months ended July 31, 2007, the Company received $173,668 under this grant. For the nine months ended July 31, 2007, the Company received $308,486 under this grant. These amounts are included as part of other income in the condensed consolidated statement of operations.

Sales Contract


     On May 10, 2007, the Company entered into a Purchase Agreement with Envirosafe Industrial Services Corporation (the "Customer"), whereby the Company sold to the Customer two 10 Ton Per Day ("TPD") (rated capacity) and one 5 TPD (rated capacity) Plasma Converter Systems ("PCS") to process various solid, liquid and gaseous feeds including hazardous waste, for an aggregate sales price of $19,275,000. On May 23, 2007, the Company received a down payment in the amount of $1,927,500 as a down payment for the sale. The remainder of the purchase price will be paid in installments, of which the Company has currently received $2,891,250 through July 31, 2007. These installments have been included as part of customer deposits and deferred revenue. The last installment will be made upon the issuance of a certificate of completion once the installation of the PCSs has been completed. All amounts, other than the down payment, not paid by Customer within 30 days after such amounts become due and payable to the Company shall bear interest at the lesser of 2% per month or the maximum rate of interest allowed by applicable law.

Concentration of Credit Risk

     The Company's cash and cash equivalents consist of cash balances at one financial institution and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company's balances may exceed these limits. At July 31, 2007, uninsured cash balances were approximately $9,000,000. The Company believes it is not exposed to any significant credit risk for cash.

Note 9 - Employee Benefit Plan.
-------------------------------

     The Company sponsors an employee savings plan designed to qualify under
Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions are made by the Company in the form of common stock at the prevailing current market price and vest equally over a three-year period. The Company will match the first six percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code. Contributions for the nine months ended July 31, 2007 and 2006 were $48,171, and $46,653, respectively. These contributions were paid through the issuance of 19,979 and 20,950 shares of common stock, respectively. Contributions for the three months ended July 31, 2007 and 2006 were $15,721 and $20,126, respectively. These contributions were paid through the issuance of 8,080 and 6,484 shares of common stock, respectively.

Note 10 - Recent Accounting Pronouncements.
-------------------------------------------

     In February 2007, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 159,,"The Fair Value Option for Financial Assets and Financial Liabilities", to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retroactively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements", which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of EITF 00-19-2 on its consolidated financial statements and is not yet in a position to determine such effects.

Note 11 - Litigation and Other Contingencies.
---------------------------------------------

     The Company was sued in an action entitled Ann C. Ritson, et al ("Plaintiffs") v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, which commenced int July 2006 relating to alleged misrepresentation in a private placement transaction. The Company has denied the allegations and has asserted defenses against the Plaintiffs. At this time, the Company is unable to evaluate an outcome. In addition, in November 2006, the Company filed a third-party complaint against the placement agent in the aforementioned matter. The Company alleged that if it is adjudged to be liable to the Plaintiffs, it is entitled to indemnification in whole or in part from the placement agent pursuant to a written agreement. This matter is still in the fact discovery phase. The parties have mediated the dispute and are in the process of negotiating a settlement.

Note 12 - Subsequent Events.
----------------------------

     Subsequent to July 31, 2007, the Company issued an aggregate of 8,993 shares of common stock to the Company's 401(k) plan as a matching contribution.

     On August 20, 2007, the Company received a down payment of $539,965 from Plasma Processing Technologies Ltd of England and Wales (PPT) for its first purchase of a 10 TPD (rated) Plasma Converter System (PCS). The total aggregate purchase price is $5,400,000.

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

     The Company's activities during the three fiscal years beginning November 1, 1992 and ending October 31, 1995 consisted primarily of the research and development of the Plasma Converter. On November 17, 1995, Kapalua Acquisitions, Inc., a Colorado corporation, completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corporation.

     On November 18, 1995, the board of directors of the Company unanimously approved a change of the business purpose of Kapalua Acquisitions, Inc. from one seeking an acquisition candidate to one engaged in the business of manufacturing and selling the Plasma Converter system to recover, recycle, reduce and remediate hazardous and non-hazardous waste materials. From that time to the date of this filing, the Company has maintained this as its principal focus.

     In 2001, recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, we expanded our product line to include a StarCell (TM) hydrogen separation technology. Working in conjunction with our core product, the Plasma Converter(TM), StarCell(TM) will provide a green and renewable source of hydrogen for power and processing applications. In 2003, this brought significant change and, due to the factors mentioned above, as well as the rising comfort level with plasma based technologies through our educational and informational effort, we are now being greeted by a much more receptive marketplace. This change was dictated by the needs of our customers and the demands of the marketplace. This process began in January 2002 and continues to be integrated.

     Startech is an environmental technology corporation that manufactures, markets and sells a recycling system called the Plasma Converter for the global marketplace. Until January 2002, we were solely engaged in the manufacture and sale of equipment for use by others. Thereafter, we have attempted to broaden the scope of our available revenue opportunities. This change was brought about by management's decision to expand its market penetration strategies and opportunities. Rather than only market and sell our products for use by others, we are now seeking opportunities to become directly involved in the operation and use of our products. We reconsidered our stated philosophy of not engaging in the processing of feedstock materials and/or waste and decided that it was timely to seek out and include all possible market penetration strategies, including build own operate, build own transfer of ownership and joint development projects.

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

     We believe specific events are driving demand for our Plasma Converter. They include:

     o Increases in waste, and in particular, hazardous waste, due to rising consumer/industrial consumption and population growth in most nations;

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

     Since 1995, we have been actively educating and promoting to our customers the benefits of the plasma converter over other forms of waste remediation technologies. Ongoing education of the public and government is continuing. Like most new technologies, we have been met with varying degrees of resistance. A rising comfort level with our plasma converter technology, resulting in part from our educational and informational efforts, has created additional awareness in the marketplace. We have taken steps to transform our business model from being solely a seller of equipment to a total solutions provider, including facility ownership or management. Our business model and its market development strategies arise from our mission, which is to change the way the world views and employs discarded materials; what many would now call waste, we view as a feedstock. We expect to achieve this objective by strategically marketing a series of products and services emanating from the core Plasma Converter (TM) technology, resulting in saleable fossil fuel alternatives while providing a safer and healthier environment. This strategy will be implemented through Plasma Converter sales with after sales support and service, build own operate/build own transfer of ownership facilities, joint development projects and engineering services.

     On April 11, 2007, the Company entered into a Standby Equity Distribution Agreement ("2007 SEDA") with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. The 2007 SEDA will not be available for funding until a registration statement covering the resale of the shares issuable under the 2007 SEDA has been declared effective.

     On May 10, 2007, the Company entered into a Purchase Agreement with Envirosafe Industrial Services Corporation (the "Customer"), whereby the Company sold to the Customer two 10 Ton Per Day ("TPD") (rated capacity) and one 5 TPD (rated capacity) Plasma Converter Systems ("PCS") to process various solid, liquid and gaseous feeds including hazardous waste, for an aggregate sales price of $19,275,000.. On May 23, 2007, the Company received a down payment in the amount of $1,927,500 as a down payment for the sale of PCS's. The remainder of the purchase price will be paid in installments, of which the Company has currently received $2,891,250. The last installment will be made upon the issuance of a certificate of completion once the installation of the PCSs has been completed. All amounts, other than the down payment, not paid by Customer within 30 days after such amounts become due and payable to the Company shall bear interest at the lesser of 2% per month or the maximum rate of interest allowed by applicable law.

     On August 20, 2007, the Company received a down payment of $539,965 from Plasma Processing Technologies Ltd of England and Wales (PPT) for its first purchase of a 10 TPD (rated) Plasma Converter System (PCS). The total aggregate purchase price is $5,400,000.


Results of Operations

Comparison of three months ended July 31, 2007 and 2006

     Revenues. Total revenues were $354,958 for the three months ended July 31, 2007, as compared to $286,131 for the same period in 2006, an increase of $68,827. For the three months ended July 31 2007, our revenue was generated from the amortization of portions of the distributorship agreements. Additionally, revenues were derived from the completed installation in Mihama. For the three months ended July 31, 2007, the Company recognized $54,958 as revenue from the amortization of the distributorship agreements. These distributorship agreements were signed with Plastech Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain. The balance of revenues were derived from the overhaul project in Mihama during the three months ended July 31, 2007.

     Gross Profit. Gross profit was $277,361 for the three months ended July 31, 2007, compared to a gross profit of $219,387 in the same period in 2006, or an increase of $57,974 from the same period in 2006. Gross margins were directly impacted due to the revenue recognized from distributorship agreements and the overhaul project in Mihama during the three months ended July 31, 2007.

     Selling Expenses. Selling expenses for the three months ended July 31, 2007 were $293,477, compared to $167,367 for the same period in the prior year, an increase of $126,110. Selling expenses increased as a result of higher consulting expenses and higher marketing expenses.

     Research and Development Expenses. Research and development expenses for the three months ended July 31, 2007 were $43,260 compared to $81,467 for the three months ended July 31, 2006, a decrease of $38,207 mainly due to a reduction in the number of personnel.

     General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2007 were $605,674, compared to $654,578 for the same period in 2006, a decrease of $48,904. This decrease was related to decreased insurance and public relations expense.

     Interest Income. Interest income for the three months ended July 31, 2007 was $59,498, compared to $34,292 for the same period in 2006. The increase is due to higher average cash balances during the period.

     Other Income. Other income for the three months ended July 31, 2007 was $2,779, compared to $1,036,751 for the same period in 2006. The decrease is mainly attributable to the Cornell Transaction, which was satisfied in 2007.

Comparison of nine months ended July 31, 2007 and 2006

     Revenues. Total revenues were $612,910 for the nine months ended July 31, 2007, as compared to $761,793 for the same period in 2006, a decrease of $148,883. For the nine months ended July 31, 2007, our revenue was generated from two sources: the amortization of portions of distributorship agreements with Plasteck Solutions Limited, representing Australia and New Zealand, Plasmatech Caribbean Corporation representing Puerto Rico and Materiales Renovados, Sl representing Spain; and the ongoing installation in Mihama. For the nine months ended July 31, 2007, the Company recognized approximately $182,020 as revenue from the amortization of the distributorship agreements. The balance of revenues were derived from the overhaul project in Mihama during the nine months ended July 31, 2007.

     Gross Profit. Gross profit was $447,553 for the nine months ended July 31, 2007, compared to gross profit of $559,307 in the same period in 2006, a decrease of $111,754. Gross margins were directly impacted due to the revenue recognized from the overhaul project in Mihama during the nine months ended July 31, 2006 and the final amortization recognition of one of the distributorships.

     Selling Expenses. Selling expenses for the nine months ended July 31, 2007 were $603,060, compared to $526,064 for the same period in the prior year, an increase of $76,996. Selling expenses increased as a result of higher consulting and marketing expenses.

     Research and Development Expenses. Research and development expenses for the nine months ended July 31, 2007 were $213,765, compared to $244,669 for the same period in the prior year, a decrease of $30,904. This decrease was related to a reduction in the number of personnel.

     General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2007 were $2,004,464 compared to $2,334,755 for the same period in 2006, a decrease of $330,291. This decrease was related to lower stockholders relations, lower insurance expense, and lower public relations expense in 2007.

     Interest Income. Interest income for the nine months ended July 31, 2007 was $85,635, compared to $70,422 in the same period in 2006, an increase of $15,213.

     Other Expense. Other expense for the nine months ended July 31, 2007 was $118,483, compared to $2,098,331 for the same period in 2006, a decrease of $1,979,848. This decrease is mainly attributable to the Cornell Transaction where amortization of deferred debt discount and the impact of the change in value of the warrants and conversion options decreased significantly.

Liquidity, Capital Resources and Management's Plans

     As of July 31, 2007, we had cash and cash equivalents of $9,380,564 and a working capital of $3,464,944.

     The Company has historically incurred net losses from operations. For the nine months ended July 31, 2007, net cash used in operating activities was $2,746,340. As of July 31, 2007, the Company had cash and cash equivalents of $9,380,564 and had working capital of $3,464,944.

     The Company has historically raised funds through the sale of equity instruments. During the nine months ended July 31, 2007, the Company received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions. In addition, through July 31, 2007, the Company has received deposits of $4,818,750 in conjunction with a sales agreement. Subsequent to July 31, 2007, the Company received a deposit of $539,965 in connection with another sales agreement.

     Although the Company believes that it has sufficient liquidity to sustain its existing business in excess of twelve months, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations.

     Working capital has historically been provided from private placements and customer deposits. The Company has and will continue to be dependent upon the deposits and progress payments from the sale of distributorship agreements and the private sale of securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the above sources as well as additional private placements, demonstration and testing programs, joint development programs, build own and operate facilities, and from cash generated from the operations of our business.

     The Company believes that continuing operations for the longer term will be supported primarily through anticipated growth in revenues and, if necessary, through additional sales of the Company's securities. Management of the Company is continuing its efforts to secure additional funds through equity instruments. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company.

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

     Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short - term instruments. Due to the short-term nature of our investments, we believe that we do not have a material interest rate risk exposure.

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

     It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources the Company's Chief Financial Officer, a member of management, has been the only full time employee principally involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no formal segregation of duties with the accounting function, leaving management of all aspects of financial reporting and physical control of cash and equivalents in the hands of the CFO. Based on the integrity and trustworthiness of the Company's Chief Financial Officer, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets.

     Our independent auditors have reported to the Board of Directors certain matters involving internal controls that our independent auditors considered to be reportable conditions and material weaknesses, under standards established by the Public Company Accounting Oversight Board. The first material weakness identified relates to our limited segregation of duties. Segregation of duties within the company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within the Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. The second material weakness identified is in the Company's ability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. In recent years, the Company has consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although management believe's these events are unique to the Company, management is evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide the Company with the guidance needed at such times that the Company may engage in these complex transactions.

     Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the three month period ending July 31, 2007. As a result, management is confident that our financial statements as of and for the three months ended July 31, 2007 fairly present, in all material respects, the Company's financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the three months ended July 31, 2007 or any prior period.

     There were no significant changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We were sued in an action entitled Ann C. Ritson, et al ("Plaintiffs") v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, which commenced on or about July 2006 relating to alleged misrepresentation in a private placement transaction. We have denied the allegations and have asserted certain defenses against the Plaintiffs. At this time, we are unable to evaluate an outcome. In addition, in November 2006, we filed a third party complaint against the placement agent in the aforementioned matter. We alleged that if we are adjudged to be liable to the Plaintiffs, we are entitled to indemnification in whole or in part from the placement agent pursuant to a written agreement. This matter is still in the fact discovery phase. We have mediated the dispute and are in the process of negotiating a settlement.

Item 1A. Risk Factors.

     There have been no material changes to the Company's risk factors as set forth in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On May 10, 2007, the Company entered into a Stock Purchase Agreement with Francisco J. Rivera Fernandez ("Investor") for the private placement of our common stock, pursuant to which the Company issued and sold to the investor 700,000 restricted shares of Common Stock and warrants exercisable into an aggregate of 1,400,000 restricted shares of Common Stock, for which 700,000 of such warrants were issued at an exercise price of $3.40 per share and the other 700,000 of such warrants were issued at an exercise price of $4.40 per share. The warrants are exercisable as of the date of issuance and expire three (3) years there from. We granted the Investor piggyback registration rights with respect to the shares and the shares of common stock issuable upon exercise of the warrants.

     On August 13, 2007 the Company issued 3,346 shares of the Company's common stock as a matching contribution to the Company's employee 401(k) plan.

     On September 5, 2007 the Company issued 5,647 shares of the Company's common stock as a matching contribution to the Company's employee 401(k) plan.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

The following exhibits are attached to this report:

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     ----------

     *    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2007.

                                          STARTECH ENVIRONMENTAL CORPORATION
                                          (Registrant)


                                          BY: /S/ Joseph F. Longo
                                              -------------------
                                              Joseph F. Longo
                                              Chairman, Chief Executive Officer,
                                              President and Director

                                          BY: /S/ Peter J. Scanlon
                                              --------------------
                                              Peter J. Scanlon
                                              Chief Financial Officer,
                                              Secretary, Vice President and
                                              Principal Financial Officer