Form 10-K
period 2007-10-31
STARTECH ENVIRONMENTAL CORP
filed 2008-01-29
CIK 875762

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

                             Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended -- October 31, 2007

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the transition period from ________________ to _________________

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


                                 88 Danbury Road
                            Wilton, Connecticut 06897
                            -------------------------
          (Address of principal executive offices, including zip code)


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

     YES [ ] NO [x]

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

     YES [ ] NO [x]

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

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [x]

     As of January 22, 2008, 23,082,775 shares of common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 30, 2007 was $29,454,459 based on the closing price of the common stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is incorporated by reference from portions of the Registrant's proxy statement in connection with its 2008 annual meeting of stockholders. The Audit Committee Report of the Registrant's proxy statement is expressly not incorporated herein by reference.


                              STARTECH ENVIRONMENTAL CORPORATION

                                  ANNUAL REPORT ON FORM 10-K

                                       TABLE OF CONTENTS




                                            Part I

Item


1      Business                                                                                1
1A     Risk Factors                                                                           11
2      Properties                                                                             26
3      Legal Proceedings                                                                      26
4      Submission of Matters to a Vote of Security Holders                                    26

                                            Part II

5      Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                                         27
6      Selected Financial Data                                                                29
7      Management's Discussion and Analysis of Financial Condition and Results of Operation   30
7A     Quantitative and Qualitative Disclosures About Market Risk                             36
8      Financial Statements and Supplementary Data                                            36
9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   37
9A     Controls and Procedures                                                                37
9B     Other Information                                                                      37

                                           Part III

10     Directors, Executive Officers and Corporate Governance                                 38
11     Executive Compensation                                                                 38
12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                                   38
13     Certain Relationships and Related Transactions, and Director Independence              38
14     Principal Accounting Fees and Services                                                 38

                                            Part IV

15     Exhibits, Financial Statement Schedules                                                39


                                     PART I

Item 1. Business.

     This Annual Report on Form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "hope," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 11 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

Overview

     We are an environmental technology company that manufactures and sells a recycling system for the global marketplace. We believe that our plasma processing technology, known as the Plasma Converter System, achieves closed-loop elemental recycling that destroys hazardous and non-hazardous waste and industrial by-products and is capable of converting them into useful commercial products. These products could include a synthesis gas called PCG (Plasma Converted Gas), surplus energy for power, hydrogen, metals and silicate for possible use and sale by users of the Plasma Converter System.

     Our activities during the four fiscal years beginning November 1, 1992 and ending October 31, 1995 consisted primarily of the research and development of the Plasma Converter System. On November 17, 1995 Kapalua Acquisitions, Inc., a Colorado corporation, completed the acquisition of all of the issued and outstanding shares of the common stock of Startech Corporation, a Connecticut corporation, and then changed its name to Startech Environmental Corporation.

     On November 18, 1995, our board of directors unanimously approved a change of the business purpose of Kapalua Acquisitions Inc. from one seeking an acquisition candidate to one engaged in the business of manufacturing and selling the Plasma Converter System to recover, recycle, reduce and remediate hazardous and nonhazardous waste materials. From that time to the date of this filing, we have maintained this as our principal focus.

Background

     Until January 2004, we were engaged solely in the manufacture and sale of equipment for use by others. Since then, we have attempted to broaden the scope of our available revenues. This change was brought about by our decision to attempt to expand our market penetration strategies and opportunities. Rather than only market and sell our products for use by others, we are now seeking opportunities to become directly involved in the operation and use of our products.

     We did not achieve our sales goals which we anticipated would occur during our last four fiscal years. However, we believe this new way of approaching the market will help us achieve better market penetration.

     We believe specific events will drive demand for our Plasma Converter System. They include:

     o Increases in waste, and in particular hazardous waste, due to rising consumer/industrial consumption and population growth in most nations;

     o Current waste disposal and remediation techniques such as landfills and incineration becoming regulatorily, socially and environmentally less acceptable;

     o A need for critical resources, such as power and water, to sustain local economies; and

     o The emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

     We believe that our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe our products will add value to our potential customers' businesses so they could possibly realize revenue streams from disposal or processing fees, as well as from the sale of resulting commodity products and services.

     We have been actively educating and promoting to our potential customers the benefits of the Plasma Converter System over other forms of waste remediation technologies. Our efforts to educate the public and governments are continuing. Like most new technologies, we have been met with varying degrees of resistance. We believe that there is a rising comfort level with our Plasma Converter System technology, resulting in part from our educational and informational efforts.

     Our business model and our market development strategies arise from our mission, which is to change the way the world views and employs discarded materials. We expect to achieve this objective by strategically marketing a series of products and services emanating from our core Plasma Converter System technology, that could possibly produce saleable fossil fuel alternatives while possibly providing a safer and healthier environment. We expect to implement this strategy through sales of our Plasma Converter System with our providing after-sales support and service, build own and operate/build own and transfer of ownership facilities, joint development projects and engineering services.

Markets

     We view the future of our business as divided into three key market segments: power/energy, waste remediation and engineering services; however, our business is presently too small to account for any of our revenues on a segment-by-segment basis. Projects will generally be categorized according to whether the specific or stated objective of the potential customer is waste remediation or power generation. A potential customer may need to remediate a particularly onerous waste such as PCBs but no need to produce commodity products. The goal is to simply get rid of waste. That would be considered a waste remediation project. Conversely, a potential customer in an area with limited or high cost power may want to select a waste stream that will provide the greatest amount of PCG with which to produce power to run its system or for other power uses. The production of power is the desired benefit and the feedstock (i.e., waste material) selected is chosen for the highest quality commodity product produced. That would be considered a power/energy generation project. The market for our Plasma Converter System is for on-site use by industrial, institutional and government facilities, and also for commercial facilities that process waste under contract.

     Possible customers of our Plasma Converter Systems include:

     o    Generators of waste; and

     o    Processors of waste.

     Further, we believe that our business can benefit from the following possible alternatives:

     o the sale of our Plasma Converter Systems that may also include a continuing, revenue-producing "tolling fee" for each pound of material processed; and

     o our building and owning commercial Plasma Converter System facilities operated separately by us or in a partnership or joint venture with other parties.

Power/Energy

     This segment includes projects that incorporate equipment that create power/energy products to work in conjunction with our core Plasma Converter System technology. With energy prices reaching record levels in the recent past, we believe our technology is more attractive to energy producers and companies that require a large amount of energy.

Waste Remediation

     This segment includes projects where the emphasis of our potential customers is to dispose of waste material in an environmentally responsible and cost-effective manner. Waste material disposal costs vary greatly depending on the composition of the waste. We are specifically targeting customers that will receive the most economic gain from using our technology.

     Examples of such waste streams are:

     o    Medical waste
     o    Pharmaceutical waste
     o    Municipal solid wastes
     o    Incinerator ash
     o    Biological contaminants
     o    Sewer and power-plant-scrubber sludge
     o    Paints and solvents
     o    Electronic industry waste
     o    Contaminated soils
     o    Asbestos and other hazardous waste streams

     We further delineate these markets into the following categories:

     o    Onsite Treatment, which includes:

          -    Hospitals and medical centers;
          - Industrial hazardous waste generators such as petrochemical, chemical, refining, and metals companies;
          -    Industrial hazardous waste processors; and
          - Government agencies such as the Department of Defense and the Department of Energy.

     o Offsite Treatment (at an integrated waste management facility), which includes waste management and/or transport companies.

     o Mobile Treatment, which includes all of the above who value the ability to move quickly from site to site.

Engineering Services

     This segment consists of the provision of services involving the preparation of technical documents (drawings, functional descriptions, criteria, specification, etc.) in support of waste stream testing and the review of specialized equipment configurations for the Plasma Converter System. In addition, these services consist of analysis and generation of test reports of PCG to support development of future projects.

Sales Strategy

     Central to our strategy is increasing market penetration and reducing the barriers of entry while optimizing our revenue sources. To achieve those objectives, we have identified three key marketing strategies that make up our overall business model. They are:

     1. Equipment Sales: We are actively pursuing direct sales of our products to customers who prefer to purchase and operate our equipment. We will sell our Plasma Converter System and associated equipment to a customer without retaining an ownership interest in the project. However, we intend to offer long-term service agreements to possibly create residual or ongoing revenue in this area.

     2. Build Own and Operate/Transfer of Ownership Projects: We are actively seeking to develop opportunities to own and operate Plasma Converter System facilities in various markets. These projects are attractive where long-term agreements with guaranteed waste streams and processing and/or disposal fees are contracted for because we can diversify our revenue stream and we can establish long-term sources of cash flow.

     3. Joint-Development Projects: In a joint development project, we would expect to have an ownership interest in the entity owning our system in return for a reduced purchase price on our equipment and associated engineering and management services. An advantage of this strategy is that we would expect to receive the certainty of revenue from a direct sale along with the ability to realize future ongoing revenue from the operations of the project.

     An important part of our development of world markets is our sales network. We look to sell systems through independent representatives and distributors, which we believe will keep sales costs variable and low. Representatives are paid a commission on sales. Distributors purchase systems, mark them up, and re-sell them to customers. Distributors are also responsible for supplying after-sales parts and service.

     We are currently party to the following six distributorship agreements:

     1 - Mihama, Inc., initiated on 4/16/03

     2 - Plasmatech Caribbean, initiated on 7/23/04

     3 - Materiales Spain, initiated 4/7/05

     4 - Global China, initiated 9/12/05

     5 - COGIM spa, initiated 5/23/06

     6 - Waste 2 Green, initiated 9/10/07

     We grant to the distributor the rights to sell and support our proprietary Plasma Converter System ("PCS") for a specific geographic region or country. The distributor's responsibility under the agreement is to provide an up-front $250,000 non-refundable fee for the rights or other consideration acceptable to us. Additionally, we reserve the right to cancel the distribution rights if negotiated performance goals aren't met.

     Our marketing activities have increased substantially in the recent past primarily due to expansion in the distributor base and our own marketing efforts. The expansion has required an increase in printing, translating, audio visual, website services and shipping of marketing material. Our customer prospect and outside sales force have expanded during this period, as a result of which, demonstration and presentations have increased. Our revenues were $745,898 for the fiscal year ended October 31, 2007 due, in part, to the amortization of our distributorship agreements.

     Our senior management also markets products directly to potential customers, in addition to seeking out projects for build, own and operate and build, own and transfer of ownership facilities.

     We require down payments and scheduled progress payments for direct sales.

     We also expect to generate revenues from engineering services and testing. We have performed paid-for engineering services where we believe those services may lead to equipment sales

Primary Customer

     While we signed sales agreements on May 10, 2007 and August 10, 2007 with two new significant customers, historically there were concentrations of sales with a single customer.

     For the fiscal year ended October 31, 2007, 29% of our revenue was derived from the amortization of distributorship agreements. In addition, 71% of our revenue was generated from the sale and installation of manufactured parts to one customer, Mihama, Inc.

     For the fiscal year ended October 31, 2006, 28% of our revenue was derived from the amortization of distributorship agreements. In addition, 56% of our revenue was generated from the sale and installation of manufactured parts to one customer, while 16% of our revenue was generated from consulting and design services for one customer, Mihama, Inc., in both cases.

     For the fiscal year ended October 31, 2005, 63% of our revenue was derived from the amortization of distributorship agreements. In addition, 19% of our revenue was generated from the sale and installation of manufactured parts to one customer, while 18% of our revenue was generated from consulting and design services for one customer, Mihama, Inc., in both cases.

Demand for Plasma Converter System

     The primary factors we believe will result in demand for our Plasma Converter Systems include the need for our potential customers to:

     o    Reduce the costs for hazardous and toxic waste disposal;

     o Eliminate personal and organizational liability associated with hazardous and toxic waste disposal;

     o Comply with present and anticipated environmental regulations in a cost-effective manner;

     o    Recover products for use or sale; and

     o    Destroy waste completely, safely and irreversibly.

     We believe our Plasma Converter Systems will meet our potential customers' needs because we believe our system:

     o Reduces the cost and risk associated with hazardous waste generation and disposal;

     o    Performs safer than prevailing environmental standards;

     o    Converts wastes into products for use or for sale;

     o    Destroys wastes safely and irreversibly; and

     o Comes in small and large system capacities, in stationary and mobile configurations.

     A device generally referred to as a plasma torch, although there is no fire involved in the device, produces the plasma lightening-like arc in the Plasma Converter System vessel to produce a plume of radiant energy. The Plasma Converter System, therefore, is an electrically driven system that produces an intense field of radiant energy within the plasma vessel that causes the dissociation of the molecular bonds of solid, liquid, and gaseous compounds for materials of both hazardous and non-hazardous wastes. We refer to this destruction process as "molecular dissociation."

     Molecular dissociation causes the molecules of the waste material to be separated into their elemental components (atoms), and reformed by the Plasma Converter System into special, recoverable commodity products. The process is not a combustion or burning process.

     The Plasma Converter System vessel operates at normal atmospheric pressure quietly. While the interior temperature of the plasma plume is about 30,000 degrees Fahrenheit, the temperature of the refractory walls inside the vessel is maintained at about 3,000 degrees Fahrenheit and is the lowest temperature experienced within the vessel. On the average, most waste material will be dissociated or melted at temperatures exceeding 6,000 degrees Fahrenheit.

     The Plasma Converter System consists of many process components currently used in the metallurgical and chemical industries. Solid wastes being fed to our system are automatically fed through an air-locked infeed port. Liquids, gases and sludges can also be fed or pumped directly into the vessel through a pipe port. Bulk solids, liquids, gases and sludge may be fed in and processed simultaneously.

     PCG, a synthesis gas recovered from our system, is drawn out of the vessel and put through our gas-polishing unit. The molten silicates, inorganics and metals, if any, are removed at the lower side of the Plasma Converter System vessel through a melt discharge port and recovery procedure.

     Recovered products could possibly be used or sold as commodities for use in various manufacturing processes. It is expected that most of the PCG will be used as a fuel gas and to a lesser degree, as a chemical feed stock; silicate materials recovered could possibly be used in the ceramics, abrasives or the construction industries; and the metallic components could possibly be used or be readily available for sale with little or no additional processing. We believe that there is a newly developing interest in PCG to produce hydrogen by use of our system.

Recovered Commodity Products

     The Plasma Converter System processes the waste in such a way that the elemental components of the feedstock can be recovered from one to three distinct phases:

     (1)  PCG that exits the chamber;

     (2) inorganic, glass-like (obsidian-like) silicates which form a separate layer above the liquid metal (if there is a sufficient quantity of metal in the feedstock, with small quantities of metal encapsulated in the silicate stone); and

     (3) liquid metallic elements, if in sufficient quantities, which collect and are automatically discharged at the base of the vessel.

     Depending on the composition of the feedstock, any one phase may be produced, any two phases may be produced, or all three may be produced. However, our experience indicates that the most likely commodity-product recover-phase will be in two parts:

     (1)  the PCG GAS-PHASE; and

     (2) the SOLID-PHASE in which the inorganic silicate, containing metals, will be produced.

Energy Produced and Volume Reduced

     Carbon is abundantly present in the products and the wastes of the industrial world. Such materials are inherently rich in latent chemical energy such as one would find in fuel. We believe that when carbonaceous waste feedstocks of industrial waste, infectious hospital waste, municipal solid waste, shipboard waste, and similar waste are processed, the Plasma Converter System will consume one unit of electrical energy while producing about four units of energy residing in the PCG. With improved efficiencies of electrical generating units, we believe the four units of energy residing in the PCG can be used to create two units of electrical energy.

     Materials such as scrap tires, for example, will produce recovered commodity products in two phases: the PCG gas phase and the metal phase, if metal exists. Because materials such as plastics, solvents, and tires are so rich in energy, we believe they will produce a relatively large amount of PCG with a high-energy content resulting in approximately 6-8 units of recovered PCG energy for each unit of electrical energy used in the process.

     In some applications, the Plasma Converter System could possibly produce enough energy for its own needs, and produce a surplus that can be sold to the local electrical grid or used in the customer's facility to reduce the need for purchased power or fuel. Not all wastes produce PCG. For example, processing contaminated soil will produce no appreciable amount of PCG.

     The volume reduction of these solid wastes, when processed in the Plasma Converter System, is approximately 300-to-1. Waste streams composed primarily of hazardous or non-hazardous paper, cloth, plastic, food, pharmaceuticals, explosives, paints, solvents, PCBs, confiscated drugs, filters, oils, and similar materials will result in so few solids as to produce very significant volume reductions. Materials such as these are also very rich in elements such as carbon, oxygen, and hydrogen and the processing results almost entirely in PCG synthesis gas. In addition to the volume reduction, we believe that none of the remaining materials, if any, are hazardous in nature.

     Waste feedstocks that have a relatively high metal content will likely produce a separate liquid metal phase that can be recovered directly from the system for resale or reuse in the metallurgical industry.

     Our system may also achieve volume reductions on low-level radioactive surrogate waste of approximately 300-to-1. Other present methods of volume reduction include compaction and incineration that produce overall volume reductions of approximately 8-to-1. Our system, we believe, will not reduce the radioactivity of the low-level radioactive waste. Industries that may benefit from this process are utilities, research laboratories and hospitals that store the reduced low-level radioactive waste material on-site until it can be shipped off-site to a special repository.

What is Plasma?

     Plasma is simply a gas (air) that the Plasma Converter System ionizes. It becomes an effective electrical conductor and produces a lightning-like arc of electricity that is the source of the intense energy transferred to the waste material as radiant energy. The arc in the plasma plume within the vessel can be as high as 30,000 degrees Fahrenheit or three times hotter than the surface of the Sun. When waste materials are subjected to the intensity of the energy transfer within the vessel, the excitation of the waste's molecular bonds is so great that the waste materials' molecules break apart into their elemental components (atoms). It is the absorption of this energy by the waste material that forces the waste destruction and elemental dissociation.

How the Process Works

     The basic Plasma Converter System consists of the following:

     o    In-feed System
     o    Plasma Vessel
     o    Cooling Process
     o    Filtration Process
     o    Neutralization Process

Figure 1. Process Overview of Plasma Converter System

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

     Liquid wastes, including sludges, can be pumped directly into the Plasma Converter System through the wall of the plasma vessel using a special infeed nozzle. The liquid feed system is also designed to accommodate any entrained solids that may be present.

     Similarly, gaseous feedstocks may also be introduced into the plasma vessel through a specially designed nozzle.

     The plasma vessel is a cylindrical two-part container made of stainless steel with an opening in the roof through which the plasma torch is inserted. The vessel is lined with insulation and refractory to allow both maximum retention of internal energy and protect the stainless steel container from the intense heat inside the vessel. The plasma vessel is equipped with inspection ports (including a video camera) so the operator can view real time images inside the vessel to assist in Plasma Converter System operation, openings for introduction of feedstocks, and an exit port for removal of excess molten material. The smaller vessels are designed to remove molten material periodically through an automated tipping mechanism during which time the vessel may or may not remain in continuous operation. A design enhancement incorporated into the most recently constructed system is a continuous melt extraction feature which maintains the level of molten material in the plasma vessel at or below a preset limit without interrupting the operation of the system. This melt extraction system can be deployed with all sizes of Plasma Converter Systems.

     The plasma vessel is specially designed to ensure that no feedstock material is able to reach the exit port without first passing through the plasma energy field and undergoing complete molecular dissociation. In addition, the plasma vessel is maintained at a slight negative pressure to ensure that no gases can escape into the atmosphere.

     The plasma torch system is a commercially available product that we can purchase from any number of reputable vendors. We believe that comparable plasma systems have been used extensively in the metallurgical industry for decades. The most maintenance-intensive aspect of the Plasma Converter System is the need to periodically replace electrodes, which we expect to occur approximately every 300 to 500 hours of operation. Electrode replacement can be accomplished in approximately thirty minutes minimizing the downtime of the Plasma Converter System.

     The Plasma Converter System is also equipped with a torch positioner system that allows the operator to aim the torch at different points within the plasma vessel. This aspect of the Plasma Converter System allows the operator to quickly and efficiently treat feedstocks as they enter the vessel and avoid any build-up of solidified melt that may occur on the vessel walls.

     The Plasma Converter System that is being used for our demonstration and training unit in our Bristol, Connecticut facility continues to be a very active marketing tool in showcasing our technology to potential customers, investors and governmental agencies. Additionally, the Mihama system has been relocated to a new site to facilitate the processing of additional feedstocks. In conjunction with this Plasma Converter System relocation, Mihama has contracted with us to incorporate a new feed system and vessel enhancements. We are currently manufacturing this new equipment which we anticipate will be installed and systemized during the first half of our 2008 fiscal year.

StarCell(TM) Development and Technology

     StarCell is our hydrogen selective membrane device that separates hydrogen from PCG. In our Plasma Converter System, we believe that organic wastes and other feedstocks are dissociated and reformed to create a synthesis gas, predominantly hydrogen and carbon monoxide. The synthesis gas produced in the dissociation process of these materials, particularly the hydrogen component, we believe could lead to enhanced demand for our products. Single step gasification and reforming of feedstocks utilizing the Plasma Converter System is one potential answer to both distributed and large scale hydrogen production. The gasification process is especially favorable when gasifying organic waste including pesticides, tires, medical waste and municipal solid waste into high purity hydrogen fuel.

     To enhance the fuel production capability of the Plasma Converter System, we have developed StarCell, a ceramic membrane technology for the isolation and purification of hydrogen from a mixed gas stream. We believe that this technology has many applications for virtually any hydrogen purification application.

     During our fiscal year 2005, we continued the capability of our StarCell product with Department of Energy projects in the development and testing of varied waste streams to define and establish baseline information in the performance and yield of the StarCell membrane. We have completed the first phase of testing and have issued the technical report to the Department of Energy. During our fiscal year 2006, we continued the performance evaluation of the ceramic membrane with equipment modifications and provided additional testing and independent analysis of alternative feedstocks for the Department of Energy. During our fiscal year 2007, we continued Phase II testing utilizing multiple feedstocks. We have now completed this Phase II Department of Energy program and have issued our final technology report.

     Our perception of the increasing importance of the need for alternative energy sources and the possible emergence of the "Hydrogen Economy" drove our development of StarCell.

     There are essentially two principal uses of energy:

     o    stationary energy for electrical power generation and heating; and

     o mobile energy such as that used for transportation propulsion systems, or the energy you can put in a fuel tank and take with you.

     Any discussion on energy-related issues, such as air pollution, dependable energy supplies and global climate change, further illuminates the need for alternative fuels. Hydrogen offers very large benefits by eliminating polluting emissions and greenhouse gases, and, we believe that with the StarCell technology, hydrogen can become a more readily and cheaply available alternate primary energy fuel. Hydrogen, like electricity, is a premium-quality energy carrier. It can be used with high efficiency and with zero tailpipe and zero stack emissions.

     In addition to producing the Plasma Converter System, we have developed equipment that can recover hydrogen from a variety of feedstocks including coal and various wastes.

     Hydrogen has gained increased recognition as an alternative to fossil fuel. More than that, when used as a fuel, it produces only water vapor (fresh water) as a by-product. Although energy production is not our main objective, the ability to separate hydrogen could help us to achieve market acceptance of our primary product, the Plasma Converter System.

     StarCell is not a fuel cell; it is a ceramic membrane filtration system that extracts hydrogen from PCG. Because hydrogen is such a small molecule, smaller than all the others in the PCG gas mixture, it can be pushed through the filtering membrane to allow the hydrogen to be separated from the PCG.

     PCG is produced from wastes; it is a gas mixture containing a large quantity of hydrogen.

     We believe that StarCell Hydrogen can feed fuel cells and hydrogen engines. We believe that StarCell Hydrogen is a fuel that can produce clean electricity and clean propulsion systems. We also believe that the combination of the Plasma Converter System with StarCell could possibly produce hydrogen on a large scale from the wastes of the world at a low cost. Our potential customers who use a Plasma Converter System with StarCell can seek to get paid for processing the incoming waste at the front end and for the hydrogen at the back end.

     Hydrogen is a valuable commercial gas that is produced by various thermo-chemical industrial methods. Hydrogen gas is used in many industrial processes to make products, including cooking oils, peanut butter, soap, insulation, metals, drugs, vitamins, adhesives, cosmetics, ammonia, fuels, and plastics. Hydrogen is also used to propel spacecraft, because it is very light and has very high energy content. Hydrogen is used as a fuel to produce pollution-free electricity in fuel cells.

     While hydrogen is the most abundant material in the universe, it is not readily accessible. Expensive and sophisticated chemical-industry processes must extract it. Nearly all of the hydrogen produced today is made from fossil fuels. These fuels consist primarily of molecules made up of carbon and hydrogen. To produce hydrogen from these fossil fuel molecules, they must be "reformed" with steam and/or oxygen in a complex thermo-chemical process consisting of many steps. The products of reformation are hydrogen gas and carbon-gas species. The traditional industrial process further purifies and separates the hydrogen from the rest of the stream by various methods. This reformation process is what our Plasma Converter System accomplishes in the process of destroying most feedstock, which we believe can be done at a low cost.

Competition

     We believe that we are uniquely situated due to our employment of plasma technology to dispose of waste and/or create alternative power sources and industrial products. There are other plasma-based technologies in various stages of development that may achieve some, but not all, of the benefits achieved by our Plasma Converter System. However, the fact that the commercial use of plasma for waste destruction resulting in power and product creation is in its early stages, makes competitive comparisons difficult.

     We believe we are positioned to take advantage of the recognition of plasma technology as an alternative to conventional forms of waste disposal. We have incurred significant costs, time and effort educating the public and private sectors on the benefits of our technology and we continue to remain optimistic that these efforts will ultimately result in sales of our Plasma Converter System.

     We believe the following are our principal competitive advantages:

     o Low total system operational cost that may allow our customers to generate revenues from our system;
     o    Operating performance that exceeds prevailing environmental standards;
     o    The ability to process solids, liquids, and gases simultaneously;
     o Versatile feed systems and vessel openings that allow a wide variety of feed streams;
     o    Advanced stage of power-producing peripheral equipment;
     o    Advanced design and operating performance of our complete system;
     o Our management's experience with plasma and its commercial application;
     o    Fully trained distributors and representatives; and
     o    Multiple modes of operations.

     We believe the following are our principal competitive disadvantages;

     o Our cash position relative to other companies that may enter this field as it grows; and
     o General resistance of potential customers to new technologies when dealing with issues of public health and safety.

     We believe many potentially competitive technologies are limited to a narrow number of waste feed-streams. In some of those technologies, if the system does not receive exactly what it expects, even something as benign as water or metals, the process may be ineffective and possibly dangerous. In the waste industry, it is difficult to specify the exact composition of a waste stream. By their very nature, waste streams are sometimes made up of unknown and unpredictable materials. We believe that for any processing system to be commercially successful it must be able to safely and effectively process unpredictable waste streams without system upsets. Though there are very few Plasma Converter Systems currently in operation and very few such systems have been tested, we believe that our Plasma Converter System can handle great deviations in the waste stream content. We believe many of the potentially competitive technologies have yet to demonstrate capabilities beyond small laboratory or bench scale devices that use precisely controlled waste streams under precisely controlled conditions.

     We believe the following companies are potential competitors in the plasma industry:

     1)   Integrated Environmental Technologies, or IET; and

     2)   MSE Technology Applications, Inc., or MSE.

     IET offers a very different system from our technology. IET uses a carbon rod plasma arc system whereas we use a plasma torch based system. MSE like Startech, uses a plasma torch based system.

     There are difficulties in comparing technologies in our industry that are not present in established industries. The commercial nature of any plasma-based system is based upon the performance data received and the versatility of the material feedstock that can be processed. Further, in addition to the performance data and versatility of feedstock, the commercial uses for the system can be greatly enhanced by the number of peripheral devices that can be added to the system to make use of the saleable gas, silicate and metals that the system produces to create a total solution. Because this industry is just beginning to develop, there is very little empirical evidence in the public domain regarding the performance data of each competing technology. Therefore, performance comparisons are not available.

     Besides the companies mentioned above, there are a number of other companies that advertise a capability using plasma technology. Since many of them are small, private companies it is very difficult to know what, if any, capabilities are ready for the commercial market. We are not aware of any competitive company that has a commercial site up and operating other than those we have named above.

     In addition, we believe that other waste disposal methods are competitive to our business. These methods include, among many others, the following:

     o Landfill Dumping: the least expensive in the short term and widely employed.

     o Incineration: this method of disposal is still presently accepted and widely used.

Intellectual Property

     We have developed and acquired proprietary technology. Our technologies are comprised of a variety of overall coordinated system and subsystem concepts, detailed mechanical engineering calculations, detailed engineering design features, data compilations and analyses, complex chemical engineering calculations, business methods and market information. Since our formation, we have developed a substantial amount of intellectual property.

     We are the licensee on one patent. The inventions and related know-how associated with this license could enhance the commercial capability of our core Plasma Converter System for certain applications. The patent relates to a Hydrogen-Selective Ceramic Membrane that was developed by Media and Process Technology, Inc., and its predecessor, ALCOA Corporation. This technology provides for the high temperature dehydrogenation of our PCG and forms the basis for our StarCell system. The license includes the payment of fees to Media and Process Technology, Inc. should we utilize their proprietary membrane within the StarCell system. The term of the licensing is for a period of 15 years which is due to expire in 2014.

     Our success depends, in part, on our ability to maintain trade secrecy for our proprietary information that is not patented, obtain patents for new inventions and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patents of others will not have an adverse effect on our ability to conduct business, that we will develop additional proprietary technology which is patentable or that any patents issued to us will provide competitive advantages or will not be challenged by third parties. We also protect our trade secrets and proprietary know-how and technology by generally executing non-disclosure agreements and non-compete agreements with our collaborators, employees and consultants. However, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Government Regulation

     We are, and customers would be, required to comply with a number of federal, state, local and foreign laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act, as amended and the Occupational Safety and Health Act of 1970, which may require us, our prospective working partners or our or their customers to obtain permits or approvals to utilize the Plasma Converter System and related equipment on job sites or incur substantial costs. In addition, because we are marketing the Plasma Converter System internationally and expect those sales to represent a significant portion of our revenues, our customers will be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that these required permits and approvals will be obtained. Furthermore, particularly in the environmental remediation market, we may be required to conduct performance and operating studies to assure government agencies that the Plasma Converter System and its by-products are not environmental risks. There is no assurance that these studies will not be more costly or time-consuming than anticipated or will produce acceptable conclusions. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, our prospective working partners and/or our or their customers may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. There can be no assurance that our system's performance will satisfy all of the applicable regulatory requirements.

Environmental Matters

     Our customers' and our operations are subject to numerous federal, state, local and foreign regulations relating to the storage, handling and transportation of regulated materials. Although our role has historically been generally limited to the sale or leasing of specialized technical equipment for use by our customers, there is always the risk that equipment failures could result in significant claims against us. Any claims against us could materially adversely affect our business, financial condition and results of operations as well as the price of our common stock.

Manufacturing Operations

     Most of the components required to build a Plasma Converter System are manufactured by third party vendors, while some components are manufactured in-house at our 30,000 square foot manufacturing facility located in Bristol, Connecticut, at which we also assemble, ship and test our systems. Upon receipt of these components, we assemble the Plasma Converter System for factory testing prior to shipment.

Research and Development

     While the principal research and development to produce commercial Plasma Converter Systems has been completed, we continue to perform research and development activities with respect to product improvement and new product development, utilizing internal technical staff as well as independent consultants. These activities have, to date, been entirely paid for and sponsored by us.

     We expect to continue to develop and design operational improvements that will be primarily in the area of the use of PCG produced by the Plasma Converter System also used by StarCell. We expect that expenditures for research and development will be geared to achieving lower cost designs and higher efficiencies. During the fiscal year ended October 31, 2007, we expended $261,305 for research and development compared to $324,834 and $337,898 in development during the year ended October 31, 2006 and 2005, respectively.

Employees

     As of January 22, 2008, we had nineteen full-time employees and two part-time employees. Of the full-time employees, ten are in engineering, one is in research and development, three are in sales and marketing and five are in management or administrative positions. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment and prohibiting them from competing with us. Our employees are not represented by any labor union or collective bargaining agreement, and we believe that our relations with our employees are good. We are continuing to develop a succession plan for our Chief Executive Officer, Joseph Longo.

Item 1A. Risk Factors

     The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently know to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to Our Business

We have a limited operating history upon which to evaluate our potential for future success.

     We were formed in May 1991. We were considered a development stage company for accounting purposes until 1998 because we did not generate any material revenues through that date. We started to recognize revenues from shipments and services in 1999. To date, we have generated very limited revenues from the sale of our products and do not expect to generate significant revenues until we sell a larger number of our products. The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by companies like ours in an evolving market, such as unforeseen capital requirements, failure of market acceptance of our products, failure to establish business relationships and competitive disadvantages as against larger and more established companies. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

There is no assurance that unforeseen circumstances will not have a material effect on the business that could require us to raise additional capital or take other measures to conserve liquidity in order to sustain operations.

     We have historically incurred net losses from operations, including a net loss of $3,889,534 during the fiscal year ended October 31, 2007. For the fiscal year ended October 31, 2007, net cash provided by operating activities was $5,042,260. As of October 31, 2007, we had cash and cash equivalents of $11,612,863 and had working capital of $2,348,568.

     We have historically raised funds through the sale of equity and debt instruments. During the fiscal year ended October 31, 2007, we received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of our common stock pursuant to various private placement transactions. In addition, through October 31, 2007, we received payments of $8,250,000 in conjunction with two new sales agreements. Subsequent to October 31, 2007, we received an additional payment of $1,445,500 in connection with these sales agreements.

     Although we believe that we have sufficient liquidity to sustain our existing business for at least the next twelve month period, there is no assurance that unforeseen circumstances will not have a material effect on the business that could require us to raise additional capital or take other measures to conserve liquidity in order to sustain operations. There can be no assurance that we will be to raise additional capital on favorable terms, or at all, in the future.

We have incurred substantial operating losses and may not achieve or sustain profitability in the future. We also have only delivered and installed two Plasma Converter Systems.

     We have incurred substantial losses in each year since we commenced operations. We must overcome significant manufacturing and marketing hurdles to sell our products. As we strive to grow our business, we expect to spend significant funds for general corporate purposes, including working capital and marketing, and for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be materially and adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may never achieve profitability. Even if we are profitable in the future, we may not be able to sustain profitability.

     To date we have only delivered and installed two Plasma Converter Systems, one for the demonstration phase of a U.S. Army program in 1999, and one for commercial use in Japan that was delivered in August 2001 and installed in April 2002.

     We had revenues of $290,087, $948,794 and $745,898 for each of the fiscal years ended October 31, 2005, 2006 and 2007, respectively, and our net loss for each of these periods was $3,678,788, $6,619,707 and $3,889,534, respectively. We do not expect to generate any material revenues until after we successfully complete the sale and installation of a significant number of Plasma Converter Systems. We expect losses to increase as a result of "business as usual" expenses in the near future as we continue to attempt to expand our marketing efforts and demonstrate our technology to potential customers. In addition, generally we will not recognize revenue from the sale of our Plasma Converter System until the system is shipped, and accordingly, will continue to incur losses until we have been able to sell and ship enough Plasma Converter Systems to offset our expenses. If we are unable to sell our Plasma Converter Systems and thereby increase revenues and we continue to operate at a loss, our results of operations and liquidity will be materially and adversely affected, and the market price of our common stock will likely decline. We cannot guarantee that we will ever be profitable.

     We expect to continue to spend significant amounts to enhance our Plasma Converter System and technologies and fund further product developments. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may further decline, perhaps substantially, and we may have to curtail or cease our operations.

We have not yet sold the Plasma Converter System on a large - scale commercial basis which may limit our sales and revenue.

     No one, including us, has ever utilized our Plasma Converter System under the conditions and in the volumes that will be required to achieve profitability, nor has the Plasma Converter System been utilized on a large-scale commercial basis. While we believe that we have demonstrated the Plasma Converter System's ability to process and dissociate waste feedstocks and recover resources in pilot scale and industrial-sized Plasma Converter Systems, there is no guarantee that the same or similar results could be obtained on a large-scale continuing commercial basis or on any specific project. Our success will depend, in part, on our ability to design and build systems that handle many tons of material per day and operate continuously. However, if our systems do not operate as we expect, it will significantly limit our sales and revenue, our results of operation and liquidity will be materially and adversely affected and the market price of our common stock will likely decline in value.

Our future success depends in part on our ability to consummate and achieve milestones, and we may be unable to do so.

     To date, we have only delivered and installed two Plasma Converter Systems and we have only entered into two agreements for the commercial sale of one (1) five ton-per-day, or TPD, and three (3) ten TPD Plasma Converter Systems, which have not been installed or delivered to the customers. On the sales we have made to date, we have received payments in installments, with an initial down payment and the balance due upon the achievement of certain milestones, for example, upon shipment of the Plasma Converter System, which milestones will be set forth in a contract with our customer, which may be different for each customer. There can be no assurances that we will be able to achieve milestones or that our customers will make installment payments upon achieving these milestones.

Our Plasma Converter Systems may contain component, manufacturing or design defects or may not meet performance criteria established by customers, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability.

     There is no assurance that our Plasma Converter Systems will meet our customers' expectations. Furthermore, we may experience manufacturing problems with our products. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products, incurring significant expenses as a result. In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.

The length of our sales cycle requires us to invest substantial financial and technical resources in a potential sale before we deliver products.

     Our products are highly technical and the sales cycle can be long. The sales cycle can take up to 18 months, and we incur significant expenses as part of this process without any assurance of resulting revenues other than the down-payment received when a contract is signed and possibly other interim payments required by our contracts. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.

Due to the lengthy sales cycles of our products and services, the timing of our sales is difficult to predict and may cause us to miss our revenue expectations.

     Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services may involve a significant commitment of resources by prospective customers. As a result, our sales process may often be subject to delays associated with lengthy approval processes. For these and other reasons, the sales cycle associated with the selling of our products and services, we expect, will typically ranges between six and eighteen months and will be affected by delays over which we have little or no control. While potential customers evaluate whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort, only to realize that the potential customer will not purchase our products and services. Due to lengthy sales cycle for our products and services, we may not realize expected revenues during the quarter in which we expend these significant resources, or at all.

We may not be able to assemble and deliver our Plasma Converter Systems as quickly as customers may require, which could cause us to lose sales and would harm our reputation.

     We may not be able to assemble our Plasma Converter Systems and deliver them to our customers at the times they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

     o the failure of a supplier to deliver needed components on a timely basis or with acceptable quality;

     o    lack of sufficient capacity;

     o    equipment failures;

     o    manufacturing personnel shortages;

     o    labor disputes;

     o    transportation disruptions;

     o    changes in import/export regulations;

     o    natural disasters;

     o    acts of terrorism; and

     o    political instability.

     Assembly of our products is complex. If we fail to assemble and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales, and we may be forced to pay penalties to our customers.

We are dependent on third parties for manufacturing key components which may cause delays in assembly and increased costs to us.

     We currently have our own assembly facility where we assemble and test systems. We also rely upon third parties for the manufacture of key components. Delays and difficulties in the manufacturing of our products could substantially harm our product development efforts.

     There are limited sources of supply for some key Plasma Converter System components. Business disruptions, financial difficulties of the manufacturers or suppliers of these components, or raw material shortages could increase the cost of our goods sold or reduce the availability of these components. To date, we have been able to obtain adequate supplies of these key components. If sales accelerate, we may experience a rapid and substantial increase in our need for components. If we are unable to obtain a sufficient supply of required components, we could experience significant delays in manufacturing, which could result in the loss of orders and customers, and could materially and adversely affect our business, financial condition and results of operations. Although we plan to purchase inventories of these strategic components, we may still require alternative sources if we experience delays in obtaining them. If the cost of components increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

Our failure to achieve market acceptance of the Plasma Converter System within our expanded business model would adversely affect our business.

     The failure to achieve market acceptance of the Plasma Converter System within our expanded business model would affect our profitability, future revenues, the market price of our common stock and the success of our business. Many prospective users of the Plasma Converter System have committed substantial resources to other forms of material processing treatments or technologies. Our growth and future financial performance will depend, in part, on our ability to demonstrate to prospective customers the technical and economic advantages of the Plasma Converter System over these alternatives. We may not be successful in this effort. Furthermore, it is possible that competing alternatives may actually have advantages over the Plasma Converter System for certain industries or applications.

     We have expanded our business to include market penetration strategies in which we have no previous experience. These strategies include build, own and operate facilities, or BOO; build, own and transfer, or BOT, of ownership facilities; and joint development projects. Although certain of our executives have individual experience in these areas we have not, as a company, developed projects of this type in the past.

     Additionally, our Plasma Converter System represents what we believe to be a new technology and, in many instances, represents a significant departure from existing practices in the waste management marketplace which already have found a high degree of acceptance. Our financial performance will depend, in part, on the future development, growth and ultimate size of the market for waste management technologies generally and the Plasma Converter Systems specifically. If the potential users of waste management products do not perceive appropriate benefits from our Plasma Converter System, or if the Plasma Converter System does not achieve commercial acceptance, our business could be harmed or even fail.

     The Plasma Converter System competes with more conventional means of waste management. A market for our Plasma Converter System may never develop to the point that profitable operations can be achieved or sustained.

A mass market for hydrogen, as an alternative energy source, may never develop or may take longer to develop than anticipated.

     Alternative energy sources represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for hydrogen as an alternative to fossil fuel, our ability to separate hydrogen may not aid us in achieving market acceptance of our primary product, the Plasma Converter System. Thus, we may be unable to achieve or maintain profitability, which could negatively impact our business.

Our failure to obtain additional financing, if needed, would adversely affect our business results.

     We believe our cash reserves, anticipated cash generated from operations and other existing sources of capital will be adequate to fund our operations for at least twelve months from the date of this Annual Report on Form 10-K. However, we may require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Financing for all of our activities to date has been provided by private sales of our securities. Additional financing may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, shareholders may incur dilution, and this dilution may be substantial. If adequate funds are not available, we may be required to delay, scale back operations or otherwise limit the development, manufacture or sale of Plasma Converter Systems, which may materially and adversely affect our business, results of operations and financial condition and reduce the value of your investment.

We face numerous risks associated with our plans to market and distribute the Plasma Converter System domestically.

     We are currently focusing on marketing of the Plasma Converter System principally in international markets, including both industrialized and developing countries. If we are unable to expand our domestic marketing efforts beyond current levels our prospects for profitability will be substantially reduced. Substantial risks still remain for us to market our product effectively in domestic markets. These risks include:

     o Political and economic instability. Many of our domestic initiatives involve local government support or funding. Sales to governments may have a long sales cycle. Any change in the political or economic climate during this sales cycle may prevent us from making a sale.

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

     Any of these risks will reduce expected revenues and may prevent us from ever achieving profitability. An inability to increase revenues or become profitable may reduce the market price of our common stock.

To the extent we engage in marketing and distribution activities outside the United States, we will be exposed to risks associated with exchange rate fluctuations, trade restrictions and political, economic and social instability.

     To the extent we market and distribute the Plasma Converter System in foreign markets, we will be subject to various risks associated with conducting business abroad. A foreign government may require us to obtain export licenses or may impose trade barriers or tariffs that could limit our ability to build our international presence. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, including terrorism. To the extent that we attempt to expand our sales efforts in international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles and problems with collecting accounts receivable and increased risks of piracy and limits on our ability to enforce our intellectual property rights. We currently do not have any transactions denominated in foreign currencies. In the future, transactions denominated in foreign currencies may not be hedged and therefore will be subject to the risk of changes in exchange rates. If we are unable to adequately address the risks of doing business abroad and build an international presence, our business, financial condition and results of operations may be harmed.

We may acquire other companies, product lines or technology and our failure to integrate any of them may have an adverse effect on our business.

     As part of our growth strategy, we may pursue acquisitions and investments that could provide complementary and competitive new technologies, products or businesses. Future acquisitions or investments could involve the use of significant amounts of cash, which may cause us to incur a significant amount of debt. Alternatively, these types of transactions may require us to issue additional shares of our common stock. Such issuances could be dilutive to stockholders, and that dilution could be substantial. In addition, acquisitions involve numerous risks, including the diversion of management's attention from other business concerns and risks of entering markets in which we have limited or no prior experience.

     We currently have no commitments with respect to any acquisition or investment. If an acquisition or investment does occur and we cannot successfully integrate the business, product, technology or personnel that we acquire, it would have a material adverse affect on our business, results of operations and financial condition.

We may be unable to find appropriate strategic alliances, which would adversely affect market penetration of the Plasma Converter System.

     Future strategic alliances may include cooperative agreements for the sharing of information, cooperative marketing agreements, or other business relationships such as equity investments or joint ventures. We may be unable to find appropriate strategic alliances in markets in which we have little or no experience, which could prevent us from bringing our products to these markets in a timely manner, if at all. This may lower the demand for and reduce market acceptance of our Plasma Converter System, reducing our revenues and profitability.

     Though we have, in the past, entered into several strategic alliances in an effort to expand commercialization of the Plasma Converter System, none of these alliances, including our alliance with Future Fuels, Inc., are currently active nor have we ever made any sales of our Plasma Converter System through any such alliances.

Contracts with federal and state governments subject us to possible contract terminations and audits.

     We participate from time to time in selective research and sales opportunities involving federal and state governments. Such contracts with federal and state governments can be subject to various risks, including the risk of termination at the convenience of the government, without penalty; however, typically if the contracts are cancelled for "convenience", the government must pay the costs of the contract up until the date of cancellation and other reasonable costs related to its termination. Additionally, revenues from governmental contracts are subject to time-consuming audit procedures under various federal statutes.

There may be claims made against us for personal injury and business losses which may subject us to litigation and related costs.

     We anticipate that the Plasma Converter System will be utilized in a variety of industrial and other settings and will be used to handle materials resulting from the generation of hazardous waste. The equipment will, therefore, be subject to risks of breakdowns and malfunctions, and it is possible that claims for personal injury and business losses arising out of these breakdowns and malfunctions will be made against us. If we obtain product liability insurance in the future, our insurance may be insufficient to provide coverage against all claims or for claims made for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Product liability claims could result in losses and could divert our management's time and resources.

     The manufacture and sale of our products create a risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation and reduced sales, cause us to incur significant liabilities and divert our management's time, attention and resources. Currently, we do not have product liability insurance; however, there is no assurance that such insurance, if obtained in the future, would be adequate to cover all potential claims. The successful assertion of any such large claim against us could materially harm our liquidity and operating results.

Our failure to properly control the use of hazardous materials could result in substantial financial liabilities to us.

     We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research, development and manufacturing activities. Therefore, we are subject to a variety of federal, state and local government regulations related to the storage, use and disposal of such materials. Failure to comply with present or future regulations could result in an imposition of fines or other liabilities on us, suspension of production or a cessation of operations. We are not aware of any environmental investigation, proceeding or action by federal or state agencies involving any of our facilities. However, under federal and state statutes and regulations, a government agency may seek recovery and response costs from both operators and owners of property where releases of hazardous substances were committed by previous occupants of the property or have occurred or are ongoing. If we fail to control the use of, or to restrict adequately the discharge of, hazardous substances, we could be subject to substantial financial liabilities. Our business, financial condition and operating results could suffer a material adverse effect if costs resulting from these liabilities materialize. If we operate the Plasma Converter System directly, as part of a joint venture or otherwise, the amount of our potential liability will be greater.

We cannot predict with certainty the extent of future costs under environmental, health and safety laws, and cannot guarantee that they will not be material.

     We could become liable if our operations were to cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could even be held liable for damage caused by conditions if found to have existed before we acquired the assets or operations involved. Also, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and under applicable law we are treated as a successor to the prior owner. Any liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

     In the ordinary course of our business, we may in the future become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

     o agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

     o local communities and citizen groups, adjacent landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

     The adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

Failure to comply with government regulations will severely limit our sales opportunities and future revenues.

     We and our customers may be required to comply with a number of federal, state, local and foreign laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act of 1970, which may require our prospective working partners or our customers to obtain permits or approvals to utilize the Plasma Converter System and related equipment on job sites. Since we intend to market the Plasma Converter System internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries. We cannot be certain that required permits and approvals will be obtained or that new environmental regulations will not be enacted or that if they are, we and our customers can meet stricter standards of operation or obtain additional operating permits or approvals. Furthermore, particularly in the environmental remediation market, we may be required to conduct performance and operating studies to assure government agencies that the Plasma Converter System and its by-products are not environmental risks. There is no assurance that these studies will not be more costly or time-consuming than anticipated or will produce acceptable conclusions. Failure to obtain operating permits, or otherwise to comply with federal, state, local and foreign regulatory requirements, could affect our ability to market and sell our Plasma Converter System and could substantially reduce the market price of our common stock.

Our operations and financial condition could be adversely affected by our failure or inability to protect our intellectual property or if our technologies are found to infringe the intellectual property of a third party.

     Our success and the competitiveness of our products are heavily dependent upon our proprietary technology and our ability to protect our current and future technology and manufacturing processes. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such means of protecting our proprietary rights may not be adequate because such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to duplicate aspects of our technologies and manufacturing processes or the current or future products or technologies of our business and manufacturing processes or to obtain and use information that we regard as proprietary. This could harm our business, financial condition and results of operations and your investment.

     Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws. Litigation periodically may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation is costly and may not be successful. Our failure to protect our proprietary technology or manufacturing processes could harm our business, financial condition and results of operations and your investment.

     Most of our technologies are not covered by U.S. and foreign patents. There is no assurance that any patent applications filed by us in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford our intellectual property. Disputes may arise between us and others as to the scope and validity of these or other patents. Any defense of the patents could prove costly and time consuming and there can be no assurance that we will be in a position, or will deem it advisable, to carry on such a defense.

     Other private and public concerns may have filed applications for, or may have been issued, patents and are expected to obtain additional patents and other proprietary rights to technology potentially useful or necessary to us. The scope and validity of such patents, if any, the extent to which we may wish or need to acquire the rights to such patents, and the cost and availability of such rights are presently unknown. We may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. If we do infringe, the holder of the patent may seek to cause us to cease using the technology subject to the patent, or require us to enter into a license or other similar agreement and pay for our use of the intellectual property. In either case, such event may have a material negative impact on our performance. Also, since we rely upon unpatented proprietary technology, there is no assurance that others may not acquire or independently develop the same or similar technology.

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

     o any future patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

     o foreign intellectual property laws will protect our intellectual property; or

     o others will not independently develop similar products, duplicate our products or design around any patents which may be issued to us.

     Generally, we enter into confidentiality and non-disclosure of intellectual property agreements with our employees, consultants and many of our vendors, and generally control access to and distribution of our proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.

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

     We are not aware and do not believe that any of our technologies or products infringe the proprietary rights of third parties. Nevertheless, third parties may claim infringement with respect to our current or future technologies or products or products manufactured by others and incorporating our technologies. Responding to any such claims, whether or not they are found to have merit, could be time consuming, result in costly litigation, cause development delays, require us to enter into royalty or license agreements, or require us to cease using the technology that is the intellectual property of a third party. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on our business, operating results, and financial condition.

Our failure to keep pace with our competitors and technological changes may result in the loss of customers and revenue opportunities.

     Other manufacturers of systems used to process and dispose of materials and wastes in both the private and public sectors include several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources and more manufacturing, marketing and sales experience than we do. As other technologies evolve, the Plasma Converter System may be rendered obsolete. To the extent that our competitors are able to offer more cost-effective alternatives to the processing and disposal of materials and wastes, our ability to compete and sell the Plasma Converter System could be materially and adversely affected.

Competition from other industry participants and rapid technological change could impede our ability to achieve profitable operations. Additionally, our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and technologies that may cause a decline in demand for, and the prices of, our Plasma Converter System.

     Other companies have developed, or may develop, products that compete with our Plasma Converter System. We also compete indirectly with traditional waste management companies, who employ traditional methods for the processing and disposal of waste, including landfill dumping companies and companies that operate incinerators. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors.

     Many of our current and potential competitors have competitive advantages over us, including substantially greater financial, technical, personnel and other resources, including brand name recognition and long-standing relationships with customers. These matters may place us at competitive disadvantage in our markets and may impair our ability to expand into new markets, which could adversely affect our business. If we fail to grow rapidly or obtain additional capital we may not be able to compete with larger, more well-established companies. There can be no assurance that we will be able to successfully compete in our markets.

     We face competition in all aspects of our operations. In North America, the industry consists of large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. Our competitors may have significant advantages over us, as their operations may have been accepted by consumers and we may not be able to successfully compete with them. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts. If this happens, we may be required to offer lower pricing to attract or retain our customers, resulting in a negative impact to our revenues.

Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.

     Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others, overall growth in the waste management market, changes in customer order patterns, availability of components from our suppliers, the gain or loss of a significant customer, and market acceptance of our products. These factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results.

We are dependent on key personnel and our business would be disrupted if we are unable to retain and expand our management team.

     Due to the nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain, qualified engineering, technical, manufacturing, sales, marketing and senior management personnel. The loss of any key employees or principal members of management could have a material adverse effect on our business and operating results. Further, if we are unable to hire additional qualified personnel as needed, we may not be able to adequately manage and implement plans for our expansion and growth. Joseph F. Longo, our Chairman, Chief Executive Officer and President, has an employment agreement with us. However, any officer or employee may terminate his or her relationship with us at any time. Our employment agreement with Mr. Longo and our employment arrangements with other executive officers and significant employees impose customary confidentiality and non-compete obligations, and our employment arrangements with executive officers, other than Mr. Longo, provide for the assignment to us of all rights to any technology developed by such person during the time of his or her employment. We are currently in the process of evaluating a succession plan for Mr. Longo, who is 75. However, there can be no assurance that a succession plan will be established or that any succession plan, if established, will be sufficient to replace Mr. Longo when and if his services to us are no longer available.

If Mr. Longo is involuntarily terminated without cause, his employment agreement provides for additional termination benefits.

     The term of the employment agreement with Mr. Longo is three years, effective as of January 1, 2004, and automatically renews for successive one year periods, unless either party provides written notice of non-renewal at least 90 days prior to the anniversary date. Effective August 1, 2007, the Board of Directors approved an increase in Mr. Longo's annual salary to $210,000. Upon termination of employment, Mr. Longo is entitled to six months of base salary and benefits continuation as severance. After the severance period, if Mr. Longo was involuntarily terminated without cause, he is entitled to additional termination benefits, including an annual payment of $97,500 for the remainder of his life, plus lifetime reimbursement of gap medical insurance premiums to cover expenses not covered by Medicare or Medicaid, to the extent commercially available. If Mr. Longo is survived by his spouse, she is entitled to receive half of the annual payment amount ($48,750) for the remainder of her life, plus continuation of the gap medical insurance benefit. These entitlements are unfunded and Mr. Longo's rights to these benefits are as an unsecured general creditor of the Company.

Our disclosure controls and procedures contain certain material weaknesses which could affect the ability of investors to rely on our financial statements.

     We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports filed with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on an evaluation of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the "reasonable assurance" level. These controls ensure that we are able to collect, process and disclose the information required in our reports that are filed with the SEC within the required time period.

     The material weakness identified in connection with the aforementioned evaluation is in our inability to properly apply highly specialized accounting principles to, and adequately disclose, complex transactions and the development of revenue recognition policies. In order to mitigate the risk of misapplying accounting principles, we recently engaged an outside consultant to provide guidance on properly applying accounting principles.

     Given the mitigating actions taken by management, we are confident that our financial statements for the year ended October 31, 2007 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the year ended October 31, 2007 or any prior period.

Our internal controls over financial reporting contain certain material weaknesses which could affect the ability of investors to rely on our financial statements.

     We currently have a material weakness in internal controls over financial reporting related to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.

     Assuming our volume of business increases and sufficient capital is secured (neither of which can be assured), we intend to increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions. In addition, subsequent to October 31, 2007, we engaged an outside consultant to assist in the financial function, which has increased the resources devoted to performing certain post-closing procedures.

     Given the mitigating actions taken by management, we are confident that our financial statements for the year ended October 31, 2007 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the year ended October 31, 2007 or any prior period. However, if other material weaknesses are identified in the future, our ability to report our quarterly and annual financial results on a timely and accurate basis may be adversely affected.

     The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its Annual Report on Form 10-K that contains an assessment by management of the effectiveness of the Company's internal controls over financial reporting beginning the fiscal year ending October 31, 2008. In addition, the Company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting beginning the fiscal year ending October 31, 2009. We have not yet developed a
Section 404 implementation plan. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not guarantee that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

The occurrence of one or more natural disasters or acts of terrorism could adversely affect our operations and financial performance.

     The occurrence of one or more natural disasters or acts of terrorism could result in physical damage to or the temporary closure of our corporate headquarters, product showroom and/or manufacturing facility. It may also result in the temporary lack of an adequate work force in a market and/or the temporary or long term disruption in the supply of materials (or a substantial increase in the cost of those materials) from suppliers. One or more natural disasters or acts of terrorism could materially and adversely affect our operations and financial performance. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of terrorism.

Risks Related to Our Securities

Our common stock has been delisted from the Nasdaq Capital Market.

     In July 2003, our common stock was delisted from the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) and began trading on the NASD Over-the-Counter Bulletin Board. Since our shares are not listed for trading on the Nasdaq Capital Market or any other national securities exchange, the trading of our shares is more difficult for investors, potentially leading to further declines in the price of our common stock. It may also make it more difficult for us to raise additional capital. Further, we may also incur additional costs under state blue-sky laws in connection with any sales of our securities.

     Our common stock currently trades on the NASD Over-the-Counter Bulletin Board. Securities in the NASD Over-the-Counter Market are generally more difficult to trade than those on the major stock exchanges. As a consequence, you may find it difficult to dispose of our common stock. In addition, accurate price quotations are also more difficult to obtain. The trading market for our common stock is subject to special regulations governing the sale of penny stock.

     A "penny stock" is defined by regulations of the Securities and Exchange Commission, or the SEC, as an equity security with a market price of less than $5.00 per share. The market price of our common stock has been less than $5.00 for several years.

     If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended, also referred to in this prospectus as the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

     Penny stock regulations will tend to reduce market liquidity of our common stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares of our common stock. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Terrorist attacks and other attacks or acts of war may adversely affect the markets on which our common stock trades, which could have a materially adverse effect on our financial condition and our results of operations.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In March 2003, the United States and allied nations commenced a war in Iraq. These attacks and the war in Iraq caused global instability in the financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Armed hostilities or further acts of terrorism could cause further instability in financial markets and could directly impact our financial condition, our results of operations and the price of our common stock.

Existing shareholders will experience significant dilution if we sell shares under the Standby Equity Distribution Agreement, which can only occur upon successful activation of the agreement.

     We are heavily dependent on external financing to fund our operations. Our financial needs may be partially provided from the Standby Equity Distribution Agreement, or SEDA, we entered into with Cornell Capital Partners LP, or Cornell, on April 11, 2007. Under the SEDA, we may, in our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. The issuance of shares of our common stock under the SEDA will have a dilutive impact on our other shareholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. However, the conditions for the activation of this agreement, namely, the effectiveness of a registration statement with the SEC to register the shares issuable under the SEDA, have not yet been satisfied by us, and may never be satisfied. As a result, Cornell is not currently obliged to provide any funding under the SEDA. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing shareholders would experience greater dilution.

If the Standby Equity Distribution Agreement is activated and we elect to sell shares, Cornell will pay less than the then-prevailing market price of our common stock, and therefore will have an incentive to sell our shares which could cause the price of our common stock to decline.

     The common stock to be issued under the SEDA, if any, will be issued at a 4% discount to the lowest closing bid price of our common stock during the five consecutive trading day period immediately following the date we notify Cornell that we desire to access the SEDA. In addition, Cornell will be paid a 5% retainer fee from each advance it makes for a total discount of 9%. The 5% retainer fee is paid by us from the proceeds we receive from each advance and is not reflected in the conversion formula in calculating the number of shares issued to Cornell each time we draw upon the equity line. Based on this discount, Cornell could elect to sell immediately to realize the gain on the 4% discount. These sales could cause the price of our common stock to decline, based on increased selling of our common stock. In addition, dilutive pressures caused by issuances of additional shares of our common stock under the SEDA could also contribute to a decline in the price of our common stock.

We may not be able to obtain a cash advance under the SEDA if Cornell holds more than 9.9% of our common stock.

     In the event the SEDA is activated, but Cornell beneficially owns more than 9.9% of our then-outstanding common stock, (Cornell beneficially owns 5.2% as of January 22, 2008), we will be unable to obtain a cash advance under the SEDA. A possibility exists that Cornell may beneficially own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to request an advance under the SEDA. In that event, if we are unable to obtain additional external funding, we could be forced to curtail or cease our operations. In addition, in the event that Cornell beneficially owns more than 9.9% of our outstanding common stock, Cornell may sell shares in order to provide new cash advances, which could decrease the price of the common stock.

The sale of our common stock under the SEDA, once activated, could encourage short sales by third parties, which could contribute to the future decline of our stock price.

     In many circumstances, the provisions of the SEDA have the potential to cause a significant downward pressure on the price of our common stock. This would especially be the case if the shares being placed into the market exceed the market's ability to absorb our shares or if we had not performed in such a manner to show that the equity funds raised will be used for growth. Such events could place further downward pressure on the price of our common stock. We may request numerous draw downs pursuant to the terms of the SEDA, if it becomes effective. Even if we use the proceeds from sales under the SEDA to invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our common stock, the price will decline. It is not possible to predict those circumstances whereby short sales could materialize or the extent to which the stock price could drop. In some companies that have been subjected to short sales the stock price has dropped nearly to zero. This could happen to our stock price.

We may not be able to access sufficient funds under the SEDA when needed.

     We are dependent on external financing to fund our operations. Our financing needs may have to be provided largely from the SEDA over the next two years. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the SEDA is not effective (and we cannot assure you that conditions for its effectiveness will be met), the amount of each advance is subject to a maximum advance amount of the greater of (A) $250,000 per five trading days or (B) the average daily dollar value of our common stock for the five trading days immediately preceding the date we send each notice for an advance as determined by multiplying the volume weighted average price of the common stock for such period by the average daily volume over the same period, and we may not submit any request for an advance within five trading days of a prior request. In addition, if Cornell becomes unable or unwilling to honor its obligations under the SEDA, should it become effective, we would be at grave risk. Finally, in order to receive funding, the SEDA will first need to be activated by obtaining an effective registration statement.

Cornell may sell shares of our common stock after we deliver an advance notice during the pricing period, which could cause our stock price to decline.

     Cornell is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we deliver an advance notice to Cornell, which is prior to the date the shares are delivered to Cornell. Cornell may sell such shares any time after we deliver an advance notice. Accordingly, Cornell may sell such shares during the pricing period. Such sales may cause our stock price to decline and if so would result in a lower volume weighted average price ("VWAP") during the pricing period, which would result in us having to issue a larger number of shares of common stock to Cornell in respect of the advance.

Certain current shareholders own a large portion of our voting stock which could influence decisions that may adversely affect other investors.

     Our officers and directors beneficially own or control approximately 12.1% of our outstanding common stock. Joseph F. Longo, our Chief Executive Officer and President and Chairman of the Board, owns approximately 6.7% of our outstanding common stock. Arthur J. Steinberg, not individually, but solely in his capacity as the Receiver of Northshore Asset Management, LLC and related entities, and Connecticut Banking Commissioner Howard F. Pitkin, (successor to John P. Burke), not individually, but solely in his capacity as Receiver of Circle Trust Company, may be deemed to share beneficial ownership of approximately 21.3% of our outstanding common stock. FB U.S. Investments, L.L.C. beneficially owns approximately 19.9% of our outstanding common stock. Francisco
J. Rivera Fernandez beneficially owns approximately 9.1% of our outstanding common stock. Paradigm Group L.P. beneficially owns approximately 7.9% of our outstanding common stock. In addition, Cornell beneficially owns approximately 5.2% of our outstanding common stock as of January 22, 2008. These shareholders may be able to influence matters requiring shareholder approval and thereby, our management and business.

     This concentration of ownership could delay or prevent another person or persons from acquiring control or causing a change in control, even if such change would increase the price of our common stock or our value. Preventing a change in control in favorable circumstances may affect your ability to sell your securities at a higher price.

Our stock price fluctuates and accordingly, you could lose all or part of the value of your shares of our common stock.

     The market price of our common stock has historically been highly volatile. The market price of our common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

     o sales of our common stock by shareholders because our business profile does not fit their investment objectives;

     o    actual or anticipated fluctuations in our operating results;

     o developments relating to our Plasma Converter System and related proprietary rights;

     o    announcements relating to our performance;

     o    government regulations and changes thereto;

     o announcements of our competitors or their success in the waste management business;

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

Future sales of a significant number of shares of our common stock may have an adverse effect on our stock price.

     There are currently a large number of shares of common stock that are eligible for sale and additional shares which may become eligible for sale in connection with the effectiveness of future registration statements. The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These factors could also make it more difficult for us to raise funds through future offerings of our common stock.

     Shares issuable upon the conversion of warrants or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and may depress the price of our common stock.

     Cornell and Northshore Asset Management (where Arthur J. Steinberg, Esq. is the appointed receiver), are two of our significant shareholders who hold shares of our common stock that are also in the process of being registered for resale under the Securities Act of 1933. If these shares are registered, sales of these shares by Cornell and Northshore could result in a decrease in the price of our common stock.

Shares issuable upon the conversion of warrants or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

     As of October 31, 2007, we had outstanding warrants exercisable for an aggregate of 9,693,827 shares of our common stock at a weighted average exercise price of $4.29 per share. In addition, as of October 31, 2007, options to purchase an aggregate of 1,700,000 shares of our common stock were outstanding at a weighted average exercise price of $4.82 per share. In addition, 211,000 shares of our common stock were available on October 31, 2007 for future option grants under our stock option plans. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

     In connection with previous private placements, Cornell holds (1) warrants to purchase 650,000 shares of common stock issued on September 15, 2005 with an exercise price of $2.53 and an expiration date of September 15, 2008; and (2) warrants to purchase 1,666,666 shares of common stock issued on April 11, 2007, of which 833,333 had an exercise price of $3.40 and the other 833,333 had an exercise price of $4.40, all of which had an expiration date of April 11, 2011 (collectively the "Cornell Warrants"). The exercise price of the Cornell Warrants are subject to downwards adjustment upon the occurrence of certain events, including if we subsequently sell shares of common stock for less than a designated consideration per share, in which case the exercise price is adjusted to such consideration per share. In addition, only for the warrants issued on September 15, 2005, if the exercise price is adjusted downwards, then the number of shares of common stock is adjusted upwards, such that the total proceeds that would be paid to us at exercise would remain constant. Due to subsequent private placements of common stock, for considerations per share which triggered the adjustment provisions, (1) the warrants issued on September 15, 2005 now permit Cornell to purchase 822,250 shares of common stock at an exercise price of $2.00; and (2) the warrants issued on April 11, 2007 now permit Cornell to purchase 1,666,666 shares of common stock at an exercise price of $2.20. The warrants remain subject to adjustment until exercised or until they expire. As such, future private placements could trigger the adjustment provisions again and Cornell could be permitted to exercise the warrants at exercise prices lower than those currently in effect and Cornell could be permitted to purchase more shares of common stock pursuant to the warrants issued on September 15, 2005 than is currently in effect, thus exacerbating any potential dilution from future private placements.

     We intend to file, or have filed, one or more registration statements with the SEC, including a registration statement for Cornell's and Northshore's shares/warrants pursuant to registration rights agreements, so that substantially all of the shares of common stock which are issuable upon the exercise of outstanding options and warrants may be sold in the public market. The sale of common stock issued or issuable upon the exercise of the warrants and options described above, or the perception that such sales could occur, may adversely affect the market price of our common stock.

     Pursuant to the Cornell registration rights agreement, we are obligated to file a registration statement within 45 days of the closing and obtain effectiveness no later than 120 days following the closing (or 150 days if the registration statement receives a "full review" by the SEC) and maintain its effectiveness until all the shares may be sold without any volume limitations pursuant to Rule 144(k) under the Securities Act of 1933, as amended. In the event we do not file the registration statement or obtain its effectiveness within the time periods described above, and if certain other events occur, we could be subject to liquidated damages in an amount in cash equal to one percent of the purchase price paid by Cornell for the shares of common stock issued pursuant to the securities purchase agreement, plus an additional 1% for each additional month an effective registration is delayed, up to a maximum of 12%, or $240,000.

     We filed a registration statement on June 1, 2007 and filed an amended registration statement on October 31, 2007. We are currently in the process of addressing comments received by the SEC with respect to the amended registration statement. The 150 day deadline for the registration statement to be declared effective passed in early September 2007. We intend to file an amended registration statement shortly after this Form 10-K is filed, which will respond to the SEC's comments. However, this amended registration statement will still be subject to additional SEC review.

We have never paid a dividend and have no plans to pay dividends.

     To date, we have not paid any cash dividends on our shares of common stock and we have no plans to pay dividends in the near future.

There is an increased potential for short sales of our common stock due to the sales of shares issued upon exercise of the warrants or options, which could materially affect the market price of the stock.

     Downward pressure on the market price of our common stock that likely will result from sales of our common stock issued in connection with an exercise of warrants or options could encourage short sales of our common stock by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security's price. As the holders exercise their warrants or options, we issue shares to the exercising holders, which such holders may then sell into the market. Such sales could have a tendency to depress the price of the stock, which could increase the potential for short sales. Additionally, we have filed a registration statement for Cornell's shares/warrants, which is not yet effective, but when it becomes effective, it could increase the possibility of such short sales.

     In addition, in November 2005, we engaged a service company called Buyins.net to monitor, identify and report short selling activity in our shares of common stock; however, we cannot be certain that such engagement will reduce short selling in our shares of common stock.

Item 2. Properties

     We lease office space under non-cancelable operating leases expiring through 2009.

     Our corporate headquarters is currently located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where we lease 5,612 square feet of office space. The monthly base rent payments are $11,224 to December 2008, when the lease expires; however, we have the option to extend it for another three years at substantially the same price and we currently intend to exercise that option. On December 11, 2006, in connection with the lease agreement, we issued a warrant to our landlord for the right to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model, which will be amortized over the life of the lease. During the fiscal year ended October 31, 2007, we incurred a charge to operations in the amount of $216,975 relating to these warrants. These warrants expire on December 11, 2011.

     Our product showroom is located at 190 Century Drive, Bristol, Connecticut, 06010, where we lease 16,291 square feet of office space. On July 13, 2007, the Company signed an amendment to the original lease agreement whereby the Company increased the space by roughly 50% and extended the lease such that the expiration is now June 15, 2009. The lease provides for monthly base rent payments of $8,145.

     Our manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space. The lease provided for monthly base rent payments of $5,775 through the December 31, 2007 expiration date. The lease arrangement is currently on a month-to-month basis for a rent payment of $4,775 per month.

Item 3. Legal Proceedings

     We were sued in an action entitled Ann C. Ritson, et al v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, which was commenced on or about July 13, 2006 (the "Primary Action").

     By their complaint, Ann and John Ritson, or the Ritsons, alleged that our agent made false representations to them in connection with the purchase of shares of our common stock and warrants in a private placement that took place in December 2004, and that those representations led them to purchase the shares and suffer investment losses. Specifically, the Ritsons alleged that we did not disclose to them the potential investigation by the SEC of an entity unrelated to us which shared two common directors with us, and did not disclose to them the preliminary status of negotiations regarding a potential investment by an unaffiliated third party investor. The Ritsons further alleged that our agent was not registered with the State of Connecticut to transact business in securities as our agent, and that we and our agent thus violated the Connecticut Uniform Securities Act ("CUSA") and our agent's failure to register as our agent caused the Ritsons to suffer damages. The Ritsons asserted claims against us and our agent for alleged violations of CUSA, as well as common law claims of fraud and negligence. We denied the allegations and asserted special defenses against the Ritsons. The parties attempted to settle the dispute during a mediation on August 7, 2007, and on October 9, 2007 the parties agreed on a final settlement, the terms of which the parties agreed to keep confidential. The litigation has been fully and finally settled by the parties for an immaterial amount with no admission of liability by us.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year or covered by this annual report.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

     Our common stock has traded on the NASD Over-The-Counter Bulletin Board under the symbol "STHK.OB" since July 2003. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. From November 2000 though July 2003, our common stock traded on the Nasdaq Capital Market. The last reported sale price for our common stock on January 22, 2008 was $1.59.

     The table below sets forth the high and low bid prices for our common stock during the periods indicated:

                                                Bid Range of Common Stock
                                                -------------------------
     Fiscal Year ended October 31, 2006
     ----------------------------------
     First Quarter                                $2.65           $1.61
     Second Quarter                                4.00            1.65
     Third Quarter                                 4.00            1.90
     Fourth Quarter                                2.20            1.56

     Fiscal Year ending October 31, 2007
     -----------------------------------
     First Quarter                                $3.15           $2.00
     Second Quarter                                3.65            2.20
     Third Quarter                                 2.90            2.03
     Fourth Quarter                                2.40            1.75

     Fiscal Year ending October 31, 2008
     -----------------------------------
     First Quarter through January 22,            $2.15           $1.48

Stockholders

     As of January 22, 2008, there were 23,082,775 shares of our common stock outstanding that were held of record by approximately 536 shareholders.

Dividends

     We have never declared or paid cash dividends on our shares of common stock. We anticipate that any future earnings will be retained to finance our operations and for the growth and development of our business. Accordingly, we do not anticipate paying cash dividends on our shares of common stock for the foreseeable future. Additionally, our Articles of Incorporation provides that no dividends may be paid on any shares of common stock unless and until all accumulated and unpaid dividends on our shares of preferred stock have been declared and paid in full. We currently have no outstanding shares of preferred stock, and we currently have no intention of issuing any such shares. While we currently have no intention to pay any dividends on our common stock, the payment of any future dividends will be at the discretion of our board of directors and will depend on our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors our board of directors deems relevant.


Securities Authorized for Issuance under Equity Compensation Plans

                                          Shares of Common       Weighted-          Shares of Common Stock
                                         Stock to be issued   average exercise     remaining available for
                                          upon exercise of        price of          future issuance under
                                             outstanding        outstanding       equity compensation plans
                                          options, warrants   options, warrants     (excluding securities
                                              and rights         and rights        reflected in column (a))
                                                 (a)                (b)                     (c)
                                             -----------        -----------       -------------------------
     Plan Category

     Equity compensation plans
        approved by security holders           1,700,000          $ 4.82                  211,000

     Equity compensation plans not
        approved by security holders (1)       9,693,827          $ 4.29                     -
                                             ------------      ------------            -------------

     Total                                    11,393,827          $ 4.37                  211,000
                                             ============      ============            =============

     (1) Warrants issued to investors in connection with private placements of our common stock.

(b) Recent Sales of Unregistered Securities.

     None.

(c) Issuer Purchases of Equity Securities.

     The Company made no repurchases of the Company's stock during the last fiscal quarter.











Item 6. Selected Financial Data.

     The following selected financial information should be read in connection with, and is qualified by reference to, our consolidated financial statements and their related notes and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and "Financial Statements and Supplementary
Data" included elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference. The statement of operations data for the fiscal years ended October 31, 2005, 2006 and 2007 and the balance sheet data as of October 31, 2006 and 2007 are derived from audited consolidated financial statements included elsewhere in this annual report. The statement of operations data for the fiscal years ended October 31, 2003 and 2004 and the balance sheet data as of October 31, 2003, 2004 and 2005 have been derived from audited consolidated financial statements not included in this Annual Report on Form
10-K.


Statement of operations data:                                Years Ended October 31,
                                           -----------------------------------------------------------
                                                      (in thousands, except per share data)
                                               2003        2004         2005       2006       2007
                                               ----        ----         ----       ----       ----
Revenues.............................           $70      $1,709         $290       $949       $746
Cost of revenues                                 49         629           69        307        301
                                            -------     -------      -------    -------    -------
Gross profit.........................            21       1,080          221        642        445
Operating expenses:
General and administrative expenses..         1,999       2,460        3,073      3,141      3,543
Research and development expenses....           310         353          338        325        261
Selling expenses.....................           789         929          871        683        728
                                            -------     -------      -------    -------    -------
Total operating expenses.............         3,098       3,742        4,282      4,149      4,532
                                            -------     -------      -------    -------    -------
Loss from operations.................        (3,077)     (2,662)      (4,061)    (3,507)    (4,087)
Other expense (income):
Interest expense.....................             7           2           19        155         16
Other expense (income)...............           338         (30)        (423)     2,955       (218)
                                            -------     -------      -------    -------    -------

Loss before income taxes.............        (3,422)     (2,634)      (3,657)    (6,617)    (3,885)
Income tax expense...................             -          12           22          3          5
                                            -------     -------      -------    -------    -------
Net (loss)...........................       $(3,422)    $(2,646)     $(3,679)   $(6,620)   $(3,890)
                                            =======     =======      =======    =======    =======
Net (loss) per share - basic and
diluted..............................        $(0.29)     $(0.16)      $(0.21)    $(0.34)    $(0.18)
                                            =======     =======      =======    =======    =======
Weighted-average shares outstanding -
basic and diluted....................        11,641      16,872       17,921     19,643     22,039

                                                                As of October 31,
                                            --------------------------------------------------------
                                                      (in thousands, except per share data)

Balance Sheet Data:                            2003        2004         2005       2006         2007
------------------                             ----        ----         ----       ----         ----
Cash and cash equivalents                    $2,601      $2,401       $2,490     $2,280      $11,613
Working capital                               1,446       1,720       (1,069)       661        2,249
Total assets                                  4,885       4,957        5,634      5,174       17,603
Total stockholders' equity                    3,388       3,621        1,653      1,506        4,412
Long-term obligations                             4           -            -          -            -











                                       29

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes appearing in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon our current expectations that involve risks, and our plans, objectives, expectations and intentions. As discussed under "Cautionary Note Regarding Forward-Looking Statements," actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report on Form 10-K.

Recent Developments

     The following provides updates to certain projects and other events that have transpired since those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2006.

Sales Agreements

     On May 10, 2007, we entered into a purchase agreement with Envirosafe Industrial Services Corporation whereby we sold to Envirosafe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste. On May 23, 2007, we received a down payment in the amount of $1,927,500. The remainder of the purchase price will be paid in installments, the last of which will be paid upon the issuance of a certificate of completion once the installation of the Plasma Converter Systems have been completed. We have received additional installment payments of $5,782,500 through October 31, 2007 and an additional $1,445,500 thereafter. The Company expects to complete delivery of the PCS's to Envirosafe during the fourth fiscal quarter of 2008.

     On August 20, 2007, we received a down payment of $540,000 from Plasma Processing Technologies Ltd of England and Wales (PPT) for a 10 TPD (rated) Plasma Converter System to process municipal solid waste material. The remainder of the purchase price will be paid in installments, the last of which will be paid upon the issuance of a certificate of completion once the installation of the Plasma Converter System has been completed, which is anticipated to take place in our first fiscal quarter of 2009. As of January 22, 2008, the Company is negotiating a revised payment schedule with PPT. Assuming that the payment schedule is finalized, the Company expects to complete delivery of the PCS to PPT during the fourth fiscal quarter of 2008.

Private Placements

     On March 13, 2007, the Company received net proceeds of $500,002 from an investor in consideration of the sale of 208,334 shares of common stock, the issuance of 208,334 warrants to purchase common stock exercisable at $3.40 per share and 208,334 warrants to purchase common stock exercisable at $4.40 per share. In addition, the Company issued 20,834 shares of common stock, warrants to purchase 20,834 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 20,834 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction.

     On March 16, 2007, the Company received net proceeds of $259,200 from an investor in consideration of the sale of 108,000 shares of common stock. The Company also issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40 per share. In addition, the Company issued 12,000 shares of common stock, warrants to purchase 12,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 12,000 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction.

     On March 22, 2007, the Company received gross proceeds of $555,555 from an investor in consideration of the sale of 231,482 shares of common stock. The Company also issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40 per share. In addition, the Company paid a cash commission in the amount of $55,555 as a finder's fee to a placement agent.

     On April 11, 2007, we entered into a Standby Equity Distribution Agreement, or SEDA, with Cornell Capital Partners L.P., or Cornell, pursuant to which we may, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay us 96% of the lowest closing bid price of our shares of common stock, as quoted by Bloomberg, L.P., on the Over-the-Counter Bulletin Board or other principal market on which our shares of common stock are traded during the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the SEDA. Cornell's obligation to purchase shares of our common stock under the SEDA is subject to certain conditions, including our obtaining an effective registration statement covering the resale of shares of our common stock issuable to Cornell under the SEDA, which condition has not been satisfied as of the filing date of this annual report, and is limited to the greater of (A) $250,000 per five trading days or (B) the average daily dollar value of our common stock for the five trading days immediately preceding the date we send each notice for an advance as determined by multiplying the volume weighted average price of our common stock for such period by the average daily volume over the same period. All shares of our common stock issuable pursuant to the SEDA will contain transferability restrictions until such time that the registration statement providing for the resale of such shares is declared effective by the Securities and Exchange Commission. We paid $5,000 to Newbridge Securities Corporation as a placement agent fee under a Placement Agent Agreement relating to the SEDA.

     Simultaneously with the execution of the SEDA, we entered into a Securities Purchase Agreement with Cornell, or the 2007 Cornell SPA, pursuant to which we issued and sold to Cornell 833,333 shares of our common stock at a price per share of $2.40 and issued Class A Warrants and Class B Warrants, each warrant entitling Cornell to purchase 833,333 shares of our common stock at an exercise price per share of $3.40 and $4.40 per share, respectively, for an aggregate purchase price of $2,000,000. The Warrants are scheduled to expire on April 11, 2011. The exercise price of the Warrants is subject to downwards adjustment upon the occurrence of certain events, including if we subsequently sell shares of common stock for a consideration per share less than $2.70, in which case the exercise price is adjusted to such consideration per share. As described in detail below, on May 10, 2007 we sold common stock for a consideration per share of $2.20, at which time the exercise price of all the Warrants to purchase an aggregate of 1,666,666 shares of common stock was adjusted to $2.20 per share. We also entered into a registration rights agreement in connection with the 2007 Cornell SPA to register for resale the shares of common stock issued to Cornell and the shares of common stock issuable upon exercise of the warrants. In the event the Company does not file the registration statement or obtain its effectiveness within the prescribed time periods, and if certain other events occur, the Company will be subject to liquidated damages in an amount in cash equal to one percent of the purchase price paid by Cornell for the shares of common stock issued pursuant to the securities purchase agreement, plus an additional 1% for each additional month an effective registration is delayed, up to a maximum of 12%, or $240,000. In connection with the 2007 Cornell SPA, we paid Cornell an origination fee, which fee was paid in the form of 41,666 shares of our common stock at a price per share of $2.40 and a cash payment of $95,000.

     On May 10, 2007, we entered into a Stock Purchase and Registration Rights Agreement with Francisco J. Rivera Fernandez for the private placement of shares of our common stock pursuant to which we issued and sold at a closing that took place on May 17, 2007, a total of 700,000 shares of our common stock for aggregate gross proceeds of $1,540,000, as well as warrants to purchase an additional 1,400,000 shares of our common stock, of which 700,000 have an exercise price of $3.40 per share and the other 700,000 have an exercise price of $4.40 per share. The warrants became exercisable on the date of issuance and are scheduled to expire on May 10, 2010.

Other

     During the fiscal year ended October 31, 2007, the previously announced strategic alliance with Future Fuels, Inc. ("FFI"), which contemplated cooperation in identifying and pursuing business opportunities in which our products and equipment would be integrated with FFI's equipment and production process to operate waste-to-ethanol conversion facilities, was terminated.

Results of Operations

Comparison of fiscal years ended 2007 and 2006

Operations

     Revenues. Our total revenues were $745,898 for the fiscal year ended October 31, 2007, compared to $948,794 for the same period in 2006, a decrease of $202,896, or 21.4%. The decrease was primarily due to a lack of consulting and design revenues for 2007, which amounted to $152,083 in 2006. A contributing factor was a $43,991 decline in the amortization of distributor fees, to $219,898 from $263,889, because the 36 month amortization period ended in fiscal 2007 for two of the four distributor fees that were being amortized throughout the entire fiscal 2006 period. Distribution fees that have been received but are not yet amortized are included in customer deposits and deferred revenue on the consolidated balance sheet. Unamortized distribution fees declined to $232,464 at October 31, 2007, compared to $452,373 at October 31, 2006 and both amounts include $150,000 of fees received that aren't yet being amortized, pending receipt of the remaining balance from the customer. Revenues for manufactured parts and installation remained relatively flat, at $526,000 for fiscal 2007, compared to $532,822 for fiscal 2006, and for both periods are entirely attributable to successive overhaul projects for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program.

     Gross profit. Our gross profit was $444,611 for the fiscal year ended October 31, 2007, compared to a gross profit of $641,486 for the fiscal year ended October 31, 2006, a decrease of $196,875, or 30.7%. The decrease in gross profit for fiscal 2007 was primarily attributable to the decline in the higher margin revenues associated with engineering designs as well as distributor fees.

     General and administrative expenses. Our general and administrative expenses for the fiscal year ended October 31, 2007 were $3,234,976, compared to $2,947,838 for the same period in 2006, an increase of $287,138, or 9.7%. The increase was primarily attributable to (1) increased professional fees (approximately $358,000) primarily attributable to capital raising activities and the preparation of related registration statements, (2) the amortization of deferred leasing costs (approximately $217,000) due to warrants issued to the landlord for our new executive offices, and (3) a decline in the amortization of stock-based compensation expense (approximately $475,000) due to a reduction in the number of option grants being amortized.

     Research and development expenses. Our research and development expenses for the fiscal year ended October 31, 2007 were $261,305, compared to $324,834 for fiscal 2006, a decrease of $63,529, or 19.6%. This decrease is attributable to a reallocation of resources.

     Selling expenses. Our selling expenses for fiscal year ended October 31, 2007 were $728,284, compared to $682,984 for the same period in 2006, an increase of $45,300, or 6.6%. The increased selling expenses were primarily attributable to an increase of approximately $55,000 in marketing expenses associated with expanded new business development efforts in the U.S. and abroad.

     Other operating expenses. Our other operating expenses for fiscal year ended October 31, 2007 represented a $126,000 asset impairment charge associated with our StarCell project.

Other Income (Expense)

     Interest income. Our interest income for the fiscal year ended October 31, 2007 was $195,352, compared to $98,594 in the same period in 2006, an increase of $96,758, or 98.1%. The increase was primarily attributable to higher average cash balances, partially offset by reduced average short-term interest rates.

     Other expenses. Our other expenses (interest expense, amortization of deferred financing costs, amortization of deferred debt discount, terminated offering costs, loss on disposition of asset, and the change in value of warrants and conversion option) for the fiscal year ended October 31, 2007 were $239,514, as compared to $3,272,870 in fiscal 2006, a decrease of $3,033,356, or
92.7%. The decrease was primarily attributable to the fact that (1) a substantial portion of the convertible debentures issued to Cornell on September 15, 2005, which are associated with the interest expense, deferred financing costs, the deferred debt discount and the change in the value of the warrants and conversion option, were converted or paid off in fiscal 2006, and (2) the January 2007 termination of the Standby Equity Distribution Agreement entered into with Cornell on September 15, 2007, resulted in the recognition of the terminated offering costs as of October 31, 2006.

     Other income. Our other income for the fiscal year ended October 31, 2007 was $246,866, compared to $64,508 in fiscal 2006, an increase of $182,358, or 282.7%. The increase was primarily attributable to higher grant proceeds received in fiscal 2007 from the U.S. Department of Energy.

Comparison of Fiscal Years Ended 2006 and 2005

Operations

     Revenues. Total revenues were $948,794 for the fiscal year ended October 31, 2006, as compared to $290,087 for the same period in 2005, an increase of $658,707, or 227%. This increase was attributable to three principal elements. The first element was our amortization of distribution agreements during fiscal 2006 of approximately $264,000. Distribution fees that have been received but aren't yet amortized are included in customer deposits and deferred revenue on the consolidated balance sheet. Unamortized distribution fees declined to $452,373 at October 31, 2006 compared to $768,345 at October 31, 2005 and both amounts include $150,000 of fees received that aren't yet being amortized, pending receipt of the remaining balance from the customer. The second element was the continuing support of the Mihama project in Japan from which we grossed over $532,000 in revenue. The third element was the initiation of engineering specs for a project in China which netted $100,000. In fiscal 2005, our revenues were derived primarily from the amortization of distributorship agreements established for Australia, China and the Caribbean.

     Gross profit. Gross profit for the fiscal year ended October 31, 2006 was $641,486, compared to $221,369 for the fiscal year ended October 31, 2005, an increase of $420,117, or 190.0%. The increase was primarily attributable to revenues from the Mihama project, as well as increased consulting services provided during the year.

     Selling expenses. Selling expenses for fiscal year ended October 31, 2006 were $682,984, compared to $871,246 for the same period in 2005, a decrease of $188,262, or 21.6%. This decrease was a direct result of lower outside consulting expenses.

     Research and development expenses. Research and development expenses for the fiscal year ended October 31, 2006 were $324,834, compared to $337,898 for fiscal 2005, a decrease of $13,064, or 3.9%. This decrease was attributable to lower allocation expenses.

     General and administrative expenses. General and administrative expenses for the fiscal year ended October 31, 2006 were $2,947,838, compared to $2,672,781 for the same period in 2005, an increase of $275,057, or 10.3%. The increase was mainly attributable to additional leased space in Bristol, Connecticut ($45,000), professional fees ($60,000) and various operational items.

Other Income (Expense)

     Interest income. Interest income for the fiscal year ended October 31, 2006 was $98,594, compared to $26,071 in the same period in 2005, an increase of $72,523, or 278.2%. The increase was attributable to higher average cash balances resulting from several private placements consummated in fiscal 2006 and higher interest rates.

     Other expenses. Other expenses (interest expense, amortization of deferred financing costs, amortization of deferred debt discount, terminated offering costs, the change in value of warrants and conversion option and the loss on disposition of asset) for fiscal 2006 were $3,272,870, compared to $75,227 in fiscal 2005, an increase of $3,197,643, or 4,250.7%. The increase is primarily attributable to the fact that (1) a substantial portion of the convertible debentures issued to Cornell on September 15, 2005, which are associated with the interest expense, deferred financing costs, the deferred debt discount and the change in the value of the warrants and conversion option, were converted or paid off in fiscal 2006, and (2) the January 2007 termination of the Standby Equity Distribution Agreement entered into with Cornell on September 15, 2005, resulted in the recognition of the terminated offering costs as of October 31, 2006.

     Other income. Other income for the year ended October 31, 2006 was $64,508, compared to $454,035 in the same period in 2005, a decrease of $389,527, or 85.8%. The decrease was a direct result of our lower grant proceeds received in 2006 from the Department of Energy.

Effects of Inflation

     Due to the low rate of inflation there has been very little effect on our net revenues.

Liquidity and Capital Resources

     The Company has historically incurred net losses from operations. For the fiscal year ended October 31, 2007, net cash provided by operating activities was $5,042,260. As of October 31, 2007, the Company had cash and cash equivalents of $11,612,863 and had working capital of $2,348,568.

     The Company has historically raised funds through the sale of equity and debt instruments. During the fiscal year ended October 31, 2007, the Company received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions. In addition, through October 31, 2007, the Company received deposits of $8,250,000 in conjunction with two new sales agreements. Subsequent to October 31, 2007, the Company received an additional deposit of $1,445,500 in connection with these sales agreements.

     Although the Company believes that it has sufficient liquidity to sustain its existing business for at least the next twelve months, there is no assurance that unforeseen circumstances will not have a material effect on our business that could require us to raise additional capital or take other measures to conserve liquidity in order to sustain operations for at least the next twelve months.

     Operating activities generated $5,042,260 of cash and cash equivalents during the fiscal year ended October 31, 2007, primarily due to a $10,921,352 increase in customer deposits, which was partially offset by a $2,891,250 increase in accounts receivable and $2,694,932 of operating losses (net loss of $3,889,534 after adding back $1,194,602 of non-cash charges).

     Investing activities resulted in the payment of $216,656 of cash and cash equivalents during the fiscal year ended October 31, 2007, due to the purchase of equipment.

     Financing activities generated $4,507,345 of cash and cash equivalents during the fiscal year ended October 31, 2007, primarily due to net cash proceeds of $4,699,202 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to the aforementioned private placement transactions.

     On December 14, 2007, we executed a purchase order agreement to purchase plasma torches from a vendor for which we paid a deposit of $646,000. The remaining payments are scheduled to be paid in installments over the anticipated twenty-six weeks until the torches are completed. The order was made in connection with the Envirosafe sales agreement and payments are being funded from the deposits previously made by Envirosafe.

     Although we believe we have sufficient liquidity to sustain our existing business activities for at least the next twelve months or longer, there is no assurance that unforeseen circumstances will not have a material impact on our business that could require us to raise additional capital or take other measures to sustain operations.

     We have been and will continue to be dependent upon the deposits and progress payments from the sale of distributorship agreements, sales of our products and sales of our securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the sources described above, as well as demonstration and testing programs, joint development programs, build own and operate facilities and cash generated from the operation of our business.

     We believe that continuing operations for the longer term will be supported primarily through anticipated growth in revenues and, if necessary, through additional sales of our securities. Management is continuing its efforts to secure additional funds through the sale of equity instruments. There can be no assurance that we will be able to grow our revenues or sell any of our securities on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

     As of January 22, 2008, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Contractual Obligations

     In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with these contractual obligations as of October 31, 2007, are summarized below:


                                                          Payments due in
                                     --------------------------------------------------------
For the years ended October 31,        2008    2009-2010   2011-2012   Thereafter     Total
-------------------------------      --------   --------   ---------   -----------   --------
Office leases                        $244,000   $ 84,000   $     --    $      --     $328,000
                                     --------   --------   ---------   -----------   --------

              Total                  $244,000   $ 84,000   $     --    $      --     $328,000
                                     ========   ========   =========   ===========   ========

Critical Accounting Policies

     Use of Estimates in the Preparation of Financial Statements--Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets and accounting for joint ventures and software development.
Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The following accounting policies are deemed critical to the understanding of our consolidated financial statements appearing in this Annual Report on Form
10-K.

     Inventories--Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Judgment is involved in evaluating backlog and in assessing the recoverability of inventory held at the balance sheet date. We provide inventory allowances based on the determination of excess and obsolete inventories as determined through the evaluation of future sales and changes in technology.

     Revenue Recognition--The Company recognizes revenue on the sale of its manufactured products at completion of the contract, unless the contract terms dictate otherwise. Progress payments associated with manufactured products are recorded as customer deposits and deferred revenue until such time that the revenue is recognized. Revenues earned from consulting and design services are recognized when the services are completed. For distributorship agreements, the distribution rights are amortized over a three year period.

     Stock Based Compensation--Prior to November 1, 2005, the Company accounted for stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below market price at the date of grant. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to November 1, 2005, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS
148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

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

                                       35

     Derivative Financial Instruments--Warrants and embedded conversion options are accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" and EITF 05-4, View A "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement with Cornell, in September 2005 we determined that the embedded conversion option and the warrants were derivative liabilities. Accordingly, the warrants and the embedded conversion option were marked to market through earnings at the end of each reporting period until the registration rights agreement was terminated on January 17, 2007. The warrants and the conversion option were valued using the Black-Scholes valuation model. Actual period closing common stock prices, applicable volatility rates and period close risk-free interest rates for the contractual remaining life of the contracts are key components used in the Black-Scholes valuation model.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of--We review the valuation of long-lived assets, including property and equipment and capitalized equipment, under the provisions of Statement of Financial Accounting Standards, also referred to in this prospectus as SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). We are required to assess the recoverability of long-lived assets and capitalized equipment costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

     o    significant negative industry or economic trends; and

     o    significant decline in our stock price for a sustained period.

     In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above factors, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 144, if we determine that the carrying value of certain other types of long-lived assets may not be recoverable, we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The Company is evaluating the impact of this pronouncement on the Company's consolidated financial position, results of operations and cash flows.

     In September 2006, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position results of operations and financial condition.

     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements", which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The Company adopted EITF 00-19-2 during the year ended October 31, 2007 and established a contingency reserve as a result of the guidance in EITF 00-19-2. See Note 13.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retroactively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

     We are primarily exposed to foreign currency risk, interest rate risk and credit risk.

     Foreign Currency Risk - We develop products in the United States and market our products in North America, Japan, Europe, Asia, Africa, the Middle East, South America and other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a significant portion of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

     Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 8. Financial Statements and Supplementary Data.

     The response to this item is submitted in a separate section of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on their evaluation of the Company's disclosure controls and procedures, which took place as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were not effective at the "reasonable assurance" level. These controls ensure that the Company is able to collect, process and disclose the information required in the reports that the Company files with the SEC within the required time period.

     The material weakness identified in connection with the aforementioned evaluation is in our inability to properly apply highly specialized accounting principles to, and adequately disclose, complex transactions and the development of revenue recognition policies. In order to mitigate the risk of misapplying accounting principles, we recently engaged an outside consultant to provide guidance on properly applying accounting principles.

     Given the mitigating actions taken by management, we are confident that our financial statements for the year ended October 31, 2007 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable conditions and material weaknesses affected the results for the year ended October 31, 2007 or any prior period.

Item 9B. Other Information.

     On August 10, 2007, the Company entered into a Purchase Agreement ("the Agreement") with Plasma Processing Technologies Ltd. Of England and Wales (the "Customer"), whereby the Customer agreed to purchase a 10 ton-per-day (rated capacity) Plasma Converter System. On August 20, 2007, the Company received a down payment in the amount of $540,000. The remainder of the purchase price will be paid in installments, the last of which will be made upon the issuance of a certificate of completion once the installation of the PCS has been completed. The Company inadvertently did not make required timely disclosure required by
Item 1.01 of Form 8-K, accordingly, the Company is providing the disclosure required thereunder under this Item 9B.

     On September 10, 2007, the Company entered into a Distributorship Agreement with Waste 2 Green Energy Limited ("W2G"), based in London, England, with a presence in Poland, appointing W2G as the Company's exclusive distributor in the United Kingdom and the Republic of Poland. The Company inadvertently did not make required timely disclosure required by Item 1.01 of Form 8-K, accordingly, the Company is providing the disclosure required thereunder under this Item 9B.

     On October 15, 2007, the Company issued a press release announcing certain financial information relating to its third fiscal quarter ended July 31, 2007. The Company inadvertently did not make the required timely disclosure required by Item 2.02 of Form 8-K, accordingly, the Company is providing the disclosure required thereunder under this Item 9B.

     On January 28, 2008, the Company entered into Amendment No. 1 of the employment agreement between the Company and its Chief Executive Officer, Joseph
F. Longo (the "Amendment"). The Amendment clarifies the parties original intent related to certain additional termination benefits. A copy of the Amendment is filed as Exhibit 10.24 to this Annual Report on Form 10-K and is incorporated herein by reference to such Exhibit. The foregoing description of the Amendment is qualified in its entirety by reference to such Exhibit.

                                    PART III

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) are hereby incorporated by reference from the Company's definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed with the SEC no later than 120 days after October 31, 2007.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)  List of documents filed as part of the report:

          1.   Consolidated Financial Statements

               See Table of Contents to Consolidated Financial Statements

          2.   Financial Statement Schedules

               See Table of Contents to Consolidated Financial Statements

          3.   Exhibits

               The following documents are filed as exhibits to this Form 10-K, including those exhibits incorporated in this Form 10-K by reference to a prior filing of the Company under the Securities Act or the Exchange Act as indicated in parentheses:

     (b)  Exhibits

Exhibit
No.       Description
---       -----------

2 Agreement and Plan of Reorganization between the Company and Kapalua Acquisitions, Inc. dated November 17, 1995 (8)

3(i).1    Articles of Incorporation of the Company (9)

3(i).2    Articles of Amendment to the Articles of Incorporation (1)

3(ii).1   Amended and Restated Bylaws of the Company (5)

4.1       Form of Common Stock Certificate (1)

4.2       Form of Convertible Preferred Stock Certificate (1)

4.3       Form of Warrant Agreement (1)

4.4       2000 Stock Option Plan (1)

4.5       1995 Non-qualifying Stock Option Plan (10)

4.6 Warrant to Purchase Common Stock dated September 15, 2005 issued by the Company to Cornell Capital Partners, LP (6)

4.7 Warrant to Purchase Common Stock dated May 23, 2006 issued by the Company to F.B. U.S. Investments, L.L.C (14)

4.8 Warrant to purchase Common Stock dated March 9, 2007, issued by the Company to F.B. U.S. Investments, L.L.C. *

4.9 Warrant to purchase Common Stock dated March 13, 2007, issued by the Company to Paradigm Group II, LLC *

4.10 Warrant to purchase Common Stock dated March 21, 2007, issued by the Company to Nutmeg Mercury Fund LLP *

4.11 Class A Warrant to Purchase Common Stock dated April 11, 2007 issued by the Company to Cornell Capital Partners, LP (11)

4.12 Class B Warrant to Purchase Common Stock dated April 11, 2007 issued by the Company to Cornell Capital Partners, LP (11)

4.13 Warrant to Purchase Common Stock dated May 10, 2007 issued by the Company to Francisco J. Rivera Fernandez (13)

10.1      Form of Distributor Agreement (2)

10.2 License of Technology Agreement dated November 29, 1999 between the Company and Media and Process Technology Inc. (2)

10.3 Separation Agreement dated as of August 27, 2003 between the Company and Kevin M. Black (3)

10.4 Stock Purchase and Registration Rights Agreement dated as of July 18, 2003 between the Company and Northshore Asset Management, LLC (3)

10.5 Stock Purchase Agreement dated as of July 22, 2003 between the Company and Northshore Asset Management, LLC (3)

10.6 First Amendment to Stock Purchase Agreement dated as of July 30, 2003 between the Company and Northshore Asset Management, LLC (3)

10.7 Form of Stock Purchase and Registration Rights Agreement dated as of January 22, 2004 between the Company and the Purchasers identified therein (15)

10.8 Employment Agreement dated as of January 1, 2004 between the Company and Joseph F. Longo (4)

10.9 Investor Registration Rights Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and the Company (6)

10.10 Securities Purchase Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and the Company. (6)

10.11 Amended and Restated Placement Agent Agreement dated October 18, 2005 by and among the Company, Cornell Capital Partners, LP and Monitor Capital, Inc. (7)

10.12 Amendment Number 1 to Securities Purchase Agreement dated as of October 18, 2005 between Cornell Capital Partners, LP and the Company
          (7)

10.13 Amendment Number 1 to Investor Registration Rights Agreement dated as of October 18, 2005 between Cornell Capital Partners, LP and the Company (7)

10.14 Securities Purchase Agreement dated as of April 11, 2007 between Cornell Capital Partners, LP and the Company (11)

10.15 Registration Rights Agreement dated as of April 11, 2007 between Cornell Capital Partners, LP and the Company (11)

10.16 Sales Agreement dated as of May 10, 2007 between the Company and Envirosafe Industrial Services Corporation (12)

10.17 Stock Purchase and Registration Rights Agreement dated as of May 10, 2007 between the Company and Francisco J. Rivera Fernandez (13)

10.18 Stock Purchase and Registration Rights Agreement dated as of May 23, 2006 between the Company and F.B. U.S. Investments, L.L.C. (14)

10.19 Lease Agreement dated December 4, 2006 between the Company and 88 Danbury Road LLC *

10.20 Restated Amendment No. 1 to Indenture of Lease dated July 13, 2007 between the Company and WE 190 Century Drive LLC *

10.21 Stock Purchase and Registration Rights Agreement dated as of March 9, 2007 between the Company and F.B. U.S. Investments, L.L.C. *

10.22 Stock Purchase and Registration Rights Agreement dated as of March 13, 2007 between the Company and Paradigm Group II, LLC *

10.23 Stock Purchase and Registration Rights Agreement dated as of March 19, 2007 between the Company and Nutmeg Mercury Fund LLP *

10.24 First Amendment to Employment Agreement dated as of January 28, 2008 between the Company and Joseph F. Longo *

23.1 Consent of Marcum & Kliegman LLP, its independent registered public accountants. *

24        Power of Attorney (see signature page of this Annual Report on Form
          10-K)

* Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on April 27, 2000, File No. 333-35786.

(2) Incorporated by reference to Amendment No 1. to the Company's Registration Statement, as filed with the Securities and Exchange Commission on Form S-1/A filed on July 7, 2000, Commission File No. 333-35786.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, as filed with the Securities and Exchange Commission on September 15, 2003.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2004, as filed with the Securities and Exchange Commission on October 1, 2004.

(5) Incorporated by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on October 12, 2004, File No. 333-119668.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, as filed with the Securities and Exchange Commission on September 19, 2005.

(7) Incorporated by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on October 25, 2005, File No. 333-129237.

(8) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 29, 1995.

(9) Incorporated by reference to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on February 19, 1995.

(10) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission in November, 1995, Commission File No. 33-99790.

(11) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007.

(12) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007.

(13) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2007.

(14) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2006.

(15) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2004.

     (b)  Exhibits

          See index to exhibits on page 39.

     (c)  Financial Statement Schedule

          See Table of Contents to Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January 2008.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on 29th day of January 2008.

SIGNATURES                          TITLE
----------                          -----

/s/ Joseph F. Longo                 Chairman, Chief Executive Officer,
-------------------                 President  & Director
Joseph F. Longo


/s/ Peter J. Scanlon                Chief Financial Officer, Vice President and
--------------------                Principal Financial Officer (Principal
Peter J. Scanlon                    Accounting Officer)


/s/ John J. Fitzpatrick             Director
-----------------------
John J. Fitzpatrick


/s/ Joseph A. Equale                Director
--------------------
Joseph A. Equale


/s/ Chase P. Withrow III            Director
------------------------
Chase P. Withrow III


/s/ L. Scott Barnard                Director
--------------------
L. Scott Barnard

                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

               For The Years Ended October 31, 2007, 2006 and 2005

                                                                          Page
                                                                          ----


Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets                                                F-1
Consolidated Statements of Operations                                      F-2
Consolidated Statements of Stockholders' Equity                            F-3
Consolidated Statements of Cash Flows                                      F-4
Supplemental Disclosure of Cash Flow Information                           F-5
Notes to Consolidated Financial Statements                                 F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee of the Board of Directors and Stockholders of Startech Environmental Corporation

We have audited the accompanying consolidated balance sheets of Startech Environmental Corporation ("the Company") as of October 31, 2007 and October 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Startech Environmental Corporation as of October 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2007 in conformity with generally accepted accounting principles (United States).

/s/ Marcum & Kliegman LLP

New York, NY
January 28, 2008


                                           STARTECH ENVIRONMENTAL CORPORATION
                                                Consolidated Balance Sheets
                                                 October 31, 2007 and 2006

                                                                                      2007                 2006
                                                                                  ------------         ------------
                                                          ASSETS

Current assets:

      Cash and cash equivalents                                                   $ 11,612,863         $  2,279,914
      Accounts receivable                                                            2,891,250                 --
      Note receivable                                                                  385,000              385,000
      Inventories                                                                      550,821              338,675
      Prepaid expenses and other current assets                                        100,372                3,007
                                                                                  ------------         ------------

                   Total current assets                                             15,540,306            3,006,596

Equipment and leasehold improvements, net                                            1,973,757            2,064,454

Deferred financing costs, net                                                             --                 13,783
Other assets                                                                            89,374               89,266
                                                                                  ------------         ------------

                   Total assets                                                   $ 17,603,437         $  5,174,099
                                                                                  ============         ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                       $    260,594         $    243,885
      Convertible notes, net of deferred debt discount
          of $101,858 as of October 31, 2006                                              --                589,263
      Detachable warrants                                                                 --                544,286
      Conversion option on convertible notes                                              --                280,632
      Customer deposits and deferred revenue                                        12,931,144            2,009,792
                                                                                  ------------         ------------

                   Total liabilities                                                13,191,738            3,667,858
                                                                                  ------------         ------------

Commitments and contingencies (see Note 12)

Stockholders' equity:
      Preferred stock, no par value, 10,000,000 shares authorized;
           none issued and outstanding                                                    --                   --
      Common stock, no par value; 800,000,000 shares authorized;
          23,072,775 issued and outstanding at October 31, 2007 and
          27,915,287 issued and 20,718,387 outstanding at October 31, 2006          33,938,101           28,929,534
      Additional paid-in capital                                                     5,481,497            3,780,197
      Deferred offering costs                                                             --               (341,551)
      Deferred leasing costs                                                          (256,426)                --
      Accumulated deficit                                                          (34,751,473)         (30,861,939)
                                                                                  ------------         ------------

                   Total stockholders' equity                                        4,411,699            1,506,241
                                                                                  ------------         ------------

                   Total liabilities and stockholders' equity                     $ 17,603,437         $  5,174,099
                                                                                  ============         ============


                                        See notes to these consolidated financial statements.




                                                  STARTECH ENVIRONMENTAL CORPORATION
                                                Consolidated Statements of Operations
                                        For the Years Ended October 31, 2007, 2006 and 2005


                                                                               Year Ended October 31,
                                                               -------------------------------------------------------
                                                                  2007                  2006                 2005
                                                               -------------        -------------        -------------

Revenue                                                        $     745,898        $     948,794        $     290,087

Cost of revenue                                                      301,287              307,308               68,718
                                                               -------------        -------------        -------------

Gross profit                                                         444,611              641,486              221,369
                                                               -------------        -------------        -------------

Operating expenses:

     Selling expenses                                                728,284              682,984              871,246
     Research and development expenses                               261,305              324,834              337,898
     General and administrative expenses                           3,234,976            2,947,838            2,672,781
     Asset impairment charge                                         126,000                 --                   --
     Abandoned project costs                                            --                   --                187,154
     Depreciation and amortization  expenses                         181,353              193,092              213,767
                                                               -------------        -------------        -------------

         Total operating expenses                                  4,531,918            4,148,748            4,282,846
                                                               -------------        -------------        -------------

Loss from operations                                              (4,087,307)          (3,507,262)          (4,061,477)
                                                               -------------        -------------        -------------

Other income (expense):

     Interest income                                                 195,352               98,594               26,071
     Interest expense                                                (16,047)            (154,687)             (18,512)
     Amortization of deferred financing costs                        (13,783)            (237,827)             (35,944)
     Amortization of deferred debt discount                         (101,858)          (1,796,511)            (271,124)
     Terminated offering costs                                          --               (888,044)                --
     Change in value of warrants and conversion option              (107,826)            (173,301)             250,353
     Other income                                                    246,866               64,508              454,035
     Loss on disposition of asset                                       --                (22,500)                --
                                                               -------------        -------------        -------------

         Total other income (expense)                                202,704           (3,109,768)             404,879
                                                               -------------        -------------        -------------

Loss before income taxes                                          (3,884,603)          (6,617,030)          (3,656,598)
Income tax expense                                                     4,931                2,677               22,190
                                                               -------------        -------------        -------------

Net loss                                                       $  (3,889,534)       $  (6,619,707)       $  (3,678,788)
                                                               =============        =============        =============

Per share data:
Net loss per share - basic and diluted                         $       (0.18)       $       (0.34)       $       (0.21)
                                                               =============        =============        =============

Weighted average common shares
    outstanding - basic and diluted                               22,039,254           19,643,127           17,920,582
                                                               =============        =============        =============


                                     See notes to these consolidated financial statements.




                                                     STARTECH ENVIRONMENTAL CORPORATION
                                               Consolidated Statements of Stockholders' Equity
                                             For the Years Ended October 31, 2007, 2006 and 2005


                                                                Additional   Deferred     Deferred                         Total
                                     Common                      Paid-in     Offering     Leasing      Accumulated     Stockholders'
                                    Shares         Amount        Capital      Costs        Costs          Deficit          Equity
                                 ----------    ------------   ------------   ---------    ---------    -------------   ------------


Balance, October 31, 2004        17,560,887    $ 22,442,333   $  1,742,745   $    --      $     --      $(20,563,444)  $  3,621,634

Issuance of common stock
  for cash                          642,944       1,589,580           --          --            --              --        1,589,580
Shares issued for 401(k) plans       20,857          63,073           --          --            --              --           63,073
Exercise of stock options            15,000          22,050           --          --            --              --           22,050
Exercise of warrants                 10,577          35,327           --          --            --              --           35,327
Issuance of common stock in
  connection with securities
  agreement                         391,304         990,000           --      (990,000)         --              --             --
Issuance of common stock
   to be held in escrow           4,480,000            --             --          --            --              --             --
Net loss                               --              --             --          --            --        (3,678,788)    (3,678,788)
                                -----------    ------------   ------------   ---------    ----------    ------------   ------------

Balance, October 31, 2005        23,121,569      25,142,363      1,742,745    (990,000)         --       (24,242,232)     1,652,876

Issuance of common stock
  for cash                        1,300,000       2,470,000           --          --            --              --        2,470,000
Issuance of common stock
  to placement agent                 65,000            --             --          --            --              --             --
Shares issued for 401(k) plans       31,340          65,181           --          --            --              --           65,181
Exercise of stock options            17,000          35,990           --          --            --              --           35,990
Exercise of warrants                120,000         216,000           --          --            --              --          216,000
Conversion of common stock
  in connection with
  convertible debenture             543,478       1,000,000           --          --            --              --        1,000,000
Reclassification of
  derivative liabilities
  to equity                            --              --        1,267,025        --            --              --        1,267,025
Offering costs related
  to terminated offering               --              --             --       648,449          --              --          648,449
Amortization of
  option deferred compensation         --              --          770,427        --            --              --          770,427
Issuance of common stock
   to be held in escrow           2,716,900            --             --          --            --              --             --
Net loss                               --              --             --          --            --        (6,619,707)    (6,619,707)
                                -----------    ------------   ------------   ---------    ----------    ------------   ------------

Balance, October 31, 2006        27,915,287      28,929,534      3,780,197    (341,551)         --       (30,861,939)     1,506,241

Issuance of common stock
  for cash                        2,081,149       4,699,202           --          --            --              --        4,699,202
Issuance of common stock
  to placement agent                 74,500            --             --          --            --              --             --
Shares issued for 401(k) plans       37,834          78,403           --          --            --              --           78,403
Issuance of common stock for
  services                           25,000          73,250           --          --            --              --           73,250
Return of common stock
  from escrow                    (7,196,900)           --             --          --            --              --             --
Conversion of common stock in
  connection with convertible
  debenture                         271,339         499,263           --          --            --              --          499,263
Reclassification of
  derivative liabilities
  to equity                            --              --          932,745        --            --              --          932,745
Issuance of warrants
  as deferred leasing costs            --              --          473,401        --        (473,401)           --             --
Amortization of
  warrant deferred compensation        --              --             --          --         216,975            --          216,975
Amortization of
  option deferred compensation         --              --          295,154        --            --              --          295,154
Common stock surrendered in
  connection with terminated
  agreement                        (135,434)       (341,551)          --       341,551          --              --             --
Net loss                               --              --             --          --            --        (3,889,534)    (3,889,534)
                                -----------    ------------   ------------   ---------    ----------    ------------   ------------

Balance, October 31, 2007        23,072,775    $ 33,938,101   $  5,481,497   $    --      $ (256,426)   $(34,751,473)  $  4,411,699
                                ===========    ============   ============   =========    ==========    ============   ============


                                         See notes to these consolidated financial statements.




                                                  STARTECH ENVIRONMENTAL CORPORATION
                                                Consolidated Statements of Cash Flows
                                         For the Years Ended October 31, 2007, 2006 and 2005


                                                                                           Year Ended October 31,
                                                                            --------------------------------------------------
                                                                                2007              2006               2005
                                                                            ------------       ------------       ------------

Cash flows from operating activities:

Net loss                                                                    $ (3,889,534)      $ (6,619,707)      $ (3,678,788)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Asset impairment charge                                                        126,000               --                 --
  Abandoned project costs                                                           --                 --              187,154
  Stock based compensation                                                       295,154            770,427               --
  Non-cash consulting expenses                                                    73,250               --                 --
  Loss on disposition of assets                                                     --               22,500               --
  401(k) match through issuance of common stock                                   78,403             65,181             63,073
  Depreciation and amortization                                                  181,353            193,092            213,767
  Amortization of deferred financing costs                                        13,783            237,827             35,944
  Amortization of deferred leasing costs                                         216,975               --                 --
  Amortization of deferred debt discount                                         101,858          1,796,511            271,124
  Terminated offering costs                                                         --              888,044               --
  Change in value of warrants and conversion option                              107,826            173,301           (250,353)

Changes in operating assets and liabilities:

  Accounts receivable                                                         (2,891,250)            56,106            (56,106)
  Note receivable                                                                   --             (385,000)            50,000
  Prepaid expenses and other current assets                                      (97,365)            37,001            (19,500)
  Inventories                                                                   (212,146)           (12,283)            (1,625)
  Other assets                                                                      (108)              --                 --
  Accounts payable and accrued expenses                                           16,709           (218,149)           (86,966)
  Customer deposits and deferred revenue                                      10,921,352            821,996            416,019
                                                                            ------------       ------------       ------------
Net cash provided by (used in) operating activites                             5,042,260         (2,173,153)        (2,856,257)
                                                                            ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of equipment                                                         (216,656)          (138,291)          (471,010)
                                                                            ------------       ------------       ------------
Net cash used in investing activities                                           (216,656)          (138,291)          (471,010)
                                                                            ------------       ------------       ------------

Cash flows from financing activities:
  Proceeds from options, warrants and common stock issuance                    4,699,202          2,721,990          1,646,957
  Proceeds from convertible debenture                                               --                 --            2,300,000
  Repayment of convertible debenture                                            (191,857)          (619,919)              --
  Offering costs related to equity line of credit                                   --                 --             (239,595)
  Capitalized financing costs                                                       --                 --             (287,554)
  Repayment of capital lease payable                                                --                 (242)            (4,073)
                                                                            ------------       ------------       ------------
Net cash provided by financing activities                                      4,507,345          2,101,829          3,415,735
                                                                            ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                           9,332,949           (209,615)            88,468

Cash and cash equivalents, begnining                                           2,279,914          2,489,529          2,401,061
                                                                            ------------       ------------       ------------

Cash and cash equivalents, ending                                           $ 11,612,863       $  2,279,914       $  2,489,529
                                                                            ============       ============       ============


                                           See notes to these consolidated financial statements.





                                STARTECH ENVIRONMENTAL CORPORATION
                         Consolidated Statements of Cash Flows, continued
                        For the Years Ended October 31, 2007, 2006 and 2005


                                                                          Year Ended October 31,
                                                             ------------------------------------------------
                                                               2007                2006                2005
                                                             ---------          -----------          --------

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest                                                     $  16,047          $   146,955          $    238
                                                             =========          ===========          ========

Taxes                                                        $   4,931          $     2,677          $ 22,190
                                                             =========          ===========          ========


Non-cash investing and financing activities:

Common stock issued for services:                            $  73,250          $      --            $   --
                                                             =========          ===========          ========

Warrants issued in connection with office lease              $ 473,401          $      --            $   --
                                                             =========          ===========          ========

Common stock surrendered in
   connection with terminated agreement                      $ 341,551          $      --            $   --
                                                             =========          ===========          ========

Convertible notes converted to common stock                  $ 499,263          $ 1,000,000          $   --
                                                             =========          ===========          ========

Accrued interest converted to convertible note               $    --            $    10,542          $   --
                                                             =========          ===========          ========

Reclassification of derivative liabilities to equity         $ 932,745          $ 1,267,025          $   --
                                                             =========          ===========          ========

Common stock issued for deferred offering costs              $    --            $      --            $990,000
                                                             =========          ===========          ========


                              See notes to these consolidated financial statements.


                                                     F-5

                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Organization and Liquidity Matters:

Company's Activities
--------------------

         Startech Environmental Corporation (the "Company") is an environmental technology corporation dedicated to the development, production and marketing of low cost waste minimization, resource recovery, and pollution prevention systems that convert waste into valuable commodities.

Liquidity Matters
-----------------

         The Company has historically incurred net losses from operations. For the fiscal year ended October 31, 2007, net cash provided by operating activities was $5,042,260. As of October 31, 2007, the Company had cash and cash equivalents of $11,612,863 and had working capital of $2,348,568.

         The Company has historically raised funds through the sale of equity and debt instruments. During the fiscal year ended October 31, 2007, the Company received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions. In addition, through October 31, 2007, the Company has received deposits of $8,250,000 in conjunction with two new sales agreements. Subsequent to October 31, 2007, the Company received an additional deposit of $1,445,500 in connection with these sales agreements. See
Note 12.

         Although the Company believes that it has sufficient liquidity to sustain its existing business for at least the next twelve months, there is no assurance that unforeseen circumstances will not have a material effect on the business that could require it to raise additional capital or take other measures to conserve liquidity in order to sustain operations.


Note 2 -- Summary of Significant Accounting Policies:

Principles of Consolidation
---------------------------

         The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

         In general, the Company recognizes revenue on the sale of its manufactured products when the contract is completed, unless the contract terms dictate otherwise. Revenues earned from consulting, design and other professional services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over a three year period.

For the years ended October 31, 2007, 2006 and 2005, revenue consisted of the following:

                                              2007          2006          2005
                                            --------      --------      --------

  Manufactured parts                        $526,000      $532,822      $ 56,106
  Engineering and design                        --         152,083        52,083
  Distributorships                           219,898       263,889       181,898
                                            --------      --------      --------
  Total                                     $745,898      $948,794      $290,087
                                            ========      ========      ========

Fair Value of Financial Instruments

         The reported amounts of the Company's financial instruments, including debt, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities.

Use of Estimates
----------------

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

Reclassifications
-----------------

         Certain reclassifications have been made to the fiscal 2006 and 2005 financial statements to conform to the presentation used in the fiscal 2007 financial statements. The reclassifications had no effect on net losses as previously reported.

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

Inventories
-----------

         Inventories consist of raw materials and work in process. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment and Leasehold Improvements
------------------------------------

         Equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term, ranging from 2 to 5 years. Expenditures for major additions and betterments which extend the useful lives of the equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Financing Costs
------------------------

         Costs incurred in conjunction with the issuance of the convertible notes payable were capitalized and were amortized over the term of the notes, as adjusted for prepayments and conversions (see Note 7).

Deferred Offering Costs
-----------------------

         Costs were incurred and capitalized in conjunction with the 2005 SEDA (see Note 7). In January 2007, the 2005 SEDA was terminated and certain costs related to such agreement were written off as of October 31, 2006.

Deferred Leasing Costs
----------------------

         Warrants provided in connection with a new office lease agreement were valued using the Black-Scholes model and are being amortized as a charge to operations over the life of the lease. See Note 12.

Research and Development
------------------------

         The Company charges all costs incurred to establish the feasibility of a product or enhancements to research and development expense in the period incurred. During the years ended October 31, 2007, 2006 and 2005, the Company incurred research and development expenses of $261,305, $324,834, and $337,898, respectively.

Derivative Financial Instruments
--------------------------------

         Warrants and free-standing conversion options bifurcated from the convertible notes payable were accounted for in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") and EITF 05-4, View A "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument" ("EITF 05-4"), which was applicable at the time of the issuance of the derivative contract. The warrants and free-standing conversion options were valued using the Black-Scholes valuation model. Actual period closing common stock prices, applicable volatility rates and period close risk-free interest rates for the contractual remaining life of the contracts were key components used in the Black-Scholes valuation model. See Note 7.

Income Taxes
------------

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company has had recurring net losses and the resulting deferred tax asset is offset by a corresponding valuation allowance.

Stock-Based Compensation
------------------------

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

         Effective November 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense after the adoption of SFAS 123R includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

         As a result of adopting SFAS 123R, the Company recorded compensation expense of $295,154 and $770,427 for the years ended October 31, 2007 and October 31, 2006, respectively. As a result, basic and diluted loss per share for the years ended October 31, 2007 and 2006 increased by $0.01 and $0.04 per share, respectively.

         As of October 31, 2007, the unamortized value of nonvested options totaled $64,200.

         The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

                                            2007           2006         2005
                                         -----------   -----------   -----------

Risk-free interest rate range            4.65%-5.00%   4.00%-5.15%   2.89%-4.57%
Expected life of options - years            10.00          3.47          5.63
Expected stock price volatility range        98%         81%-132%        81%
Expected dividend yield                      N/A           N/A           N/A

-----------------------------------

         The weighted average estimated fair value of the stock options granted during the years ended October 31, 2007, 2006 and 2005 was $2.14, $3.04 and $2.13 per share, respectively. The estimated fair value of options granted is amortized to expense over the option vesting periods.

         The following table illustrates the pro forma effects on net loss and net loss per common share for the year ended October 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation issued to employees.

                                                              For the Year Ended
                                                               October 31, 2005
                                                              -----------------

Net loss - as reported                                          $(3,678,788)
Deduct: Stock-based employee compensation expense
  determined under the fair-value method for all awards         $  (593,430)
                                                                -----------
Net loss-pro forma                                              $(4,272,218)
                                                                ===========
Net loss per share - as reported (basic and diluted)            $     (0.21)
                                                                ===========
Net loss per share - pro forma (basic and diluted)              $     (0.24)
                                                                ===========


Net Loss Per Share of Common Stock
----------------------------------

         Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the potential dilution that could occur if securities such as convertible notes, options and warrants convertible into common stock were exercised or converted into common stock, unless their inclusion in the computation would be anti-dilutive. Potentially dilutive securities realizable from the exercise of options, warrants and convertible notes are 11,393,827, 7,369,470, and 6,222,964 at October 31, 2007, 2006 and 2005, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements
-----------------------------------------

         In September 2006, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position results of operations and financial condition.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retroactively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

         In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements", which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The Company adopted EITF 00-19-2 during the year ended October 31, 2007 and established a contingency reserve as a result of the guidance in EITF 00-19-2. See Note 13.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The Company is evaluating the impact of this pronouncement on the Company's consolidated financial position, results of operations and cash flows.

Note 3 - Inventories:

         Inventories consist of the following:

                                                        2007              2006
                                                      --------          --------

          Raw materials                               $263,841          $281,392
          Work in process                              286,980            57,283
                                                      --------          --------
                                                      $550,821          $338,675
                                                      ========          ========


Note 4 - Equipment and Leasehold Improvements:

         Equipment and leasehold improvements consist of the following:

                                     Useful Life
                                      (In years)         2007          2006
                                     ------------    -----------    -----------

Computer and equipment                    3-5        $   285,994    $   238,779
Demonstrator equipment                    7-15         2,734,335      2,170,797
Furniture and fixtures                    3-7            159,854        144,383
Leasehold improvements                    2-5            118,518        109,993
Other                                     4-7             38,755         23,625
                                                     -----------    -----------
                                                       3,337,456      2,687,577
Less: accumulated depreciation                        (1,363,699)    (1,181,521)
                                                     -----------    -----------
                                                       1,973,757      1,506,056
Construction in progress                                    --          558,398
                                                     -----------    -----------
Total equipment and leasehold improvements           $ 1,973,757    $ 2,064,454
                                                     ===========    ===========


         Construction in progress included the costs of constructing the Company's proprietary ceramic filtration system. Costs included materials, labor, overhead and permits. During the year ended October 31, 2007, the Company deemed certain components of its construction in progress impaired, since in the development of the filtration system, certain components became obsolete and were removed from the system. Accordingly, the Company recorded an impairment charge in the amount of $126,000, which was determined by estimating the carrying value of the components that became obsolete. During the fourth quarter of fiscal 2007, the $492,551 balance attributable to the completed asset was reclassified as demonstrator equipment.

         In October 2006, the Company disposed of an asset, incurring a loss on disposition of $22,500.

         Depreciation and amortization expense totaled $181,353, $193,092 and $213,767 for the years ended October 31, 2007, 2006 and 2005, respectively.

Note 5 - Note Receivable:

         On October 25, 2006, the Company received a Promissory Note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007. The entity has requested and the Company agreed to extend the maturity date of this note to February 15, 2008.

Note 6 - Other Assets:

         Other assets consist of the following:

                                           2007               2006
                                          -------            -------

          Security deposit                $69,677            $69,569
          Project costs                    19,697             19,697
                                          -------            -------

                                          $89,374            $89,266
                                          =======            =======

Note 7- Convertible Note and Standby Equity Distribution Agreement:

         On September 15, 2005, the Company entered into a securities purchase agreement ("2005 SPA") and a standby equity distribution agreement ("2005 SEDA") with Cornell Capital Partners, L.P. ("Cornell"). The 2005 SPA provides for Cornell to purchase up to $2,300,000 of Debentures, which were funded during the year ended October 31, 2005. The Debentures were convertible into shares of the Company's common stock by Cornell at any time at a conversion price of $1.84 per share of common stock. The Debentures originally matured in September 2006, required monthly interest payments at a rate of 10% per annum and monthly principal payments commencing March 2006. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. The Company had the ability to prepay the Debentures at any time upon three days written notice. If the Company's common stock was trading above the conversion price at the time of the prepayment, the Company was required to pay a 20% premium on the amount of the prepayment. The Debentures were secured by substantially all of the Company's assets and shares of common stock as discussed below. In connection with the issuance of the Debentures, in September 2005, the Company issued to Cornell a three year warrant to purchase 650,000 shares of the Company's common stock with an exercise price per share of $2.53 (see Note 8).

         The gross proceeds of the Debentures in the amount of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of a $897,121 value related to the warrants and $1,271,874 value related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under Emerging Issues Task Force ("EITF") 00-19 and EITF 05-4, View A. Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants were derivative liabilities. Accordingly, the warrants and the conversion option were being marked to market through earnings at the end of each reporting period. The warrants and conversion option were valued using the Black-Scholes valuation model. For the years ended October 31, 2007 and 2006, the Company recorded a loss of $107,826 and $173,301, respectively representing the change in the fair value of the warrants and conversion option. The debt discount of $2,168,995 was being accreted over the term of the note. Accordingly, the Company recorded a charge of $101,858 and $1,796,511 for the years ended October 31, 2007 and 2006, respectively.

         On the date of the Securities Purchase Agreement the Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 and other fees of $27,554 in connection with the issuance of the Debentures. These fees were recorded as deferred financing costs and were being expensed through the maturity date of the Debentures. Amortization expense for the years ended October 31, 2007 and 2006 amounted to $13,783 and $237,827, respectively.

         On April 22, 2006, Cornell converted $1,000,000 of the Debentures into 543,478 shares of common stock. From March 2006 through January 31, 2007, the Company made principal payments aggregating approximately $808,000 towards the Debentures. On February 12, 2007, Cornell converted $499,263 of the Debentures into 271,339 shares of common stock. In accordance with EITF 00-19, upon these repayments and conversion, the Company reclassified $2,199,770 ($932,745 during the year ended October 31, 2007), representing the portion of the derivative liabilities, to additional paid-in capital.

         The 2005 SEDA required Cornell, at the Company's option, to purchase, from time to time, up to an aggregate of $20,000,000 of the Company's common stock over a two-year period commencing on the effective date of a registration statement filed with the Securities and Exchange Commission (the "SEC"). The purchase price for each share of common stock under the 2005 SEDA was equal to 96% of the market price as defined. Each request by the Company was limited to $2,000,000. The Company issued to Cornell 386,956 shares of the Company's common stock valued at $979,000, as a fee for entering into the 2005 SEDA and issued 4,348 shares of common stock valued at $11,000 to the placement agent. In addition, the Company incurred legal and various other costs of $239,595 in connection with this transaction.

         The 2005 SPA and the 2005 SEDA required that the Company file a registration statement within 30 days of the date of the agreements and use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement was not filed or declared effective within the prescribed time periods, the Company would be required to pay liquidated damages as defined under such agreement. This registration statement was never declared effective by the SEC. Accordingly, the 2005 SEDA was never activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

         On January 17, 2007, the Company and Cornell agreed to terminate the 2005 SEDA and began negotiations on a new standby equity distribution agreement on different terms. In addition, Cornell agreed to waive any and all liquidated damages that may have been payable in connection with the registration rights agreement. In addition, Cornell agreed to return 135,434 of the 391,304 shares issued as offering costs in connection with the 2005 SEDA.

         On January 26, 2007, the Company withdrew the registration statement filed in connection with the 2005 SEDA with the SEC. Accordingly, deferred offering costs of $239,595 were written off as of October 31, 2006. In addition, deferred offering costs of $648,449, representing 251,956 shares of common stock issued to Cornell and 4,348 shares issued to a placement agent, both of which will not be returned to the Company in connection with the 2005 SEDA termination, were charged to terminated offering costs as of October 31, 2006. On March 1, 2007, 135,434 shares valued at $341,551, were returned to the Company.

         In accordance with EITF 00-19 and EITF 05-4, the Company reclassified the remaining derivative liabilities in the amount of $843,230 to equity as of January 17, 2007 due to the termination of the registration rights agreement as discussed above. In connection with the 2005 SPA, the Company and its President agreed to pledge to Cornell 3,580,000 shares of common stock and 900,000 shares of common stock, respectively, to secure payment of all the obligations due under the Debentures. Such shares were to be held in escrow until all amounts due under the Debentures were paid in full. The Company issued 900,000 shares of restricted common stock to its President during the year ended October 31, 2005 in place of the shares of common stock pledged pursuant to the Escrow Agreement. On February 15, 2007, the Company made a final principal payment in the amount of approximately $3,000 and the debentures were then paid in full. On March 1, 2007, the 3,580,000 pledged shares were returned to the Company, the 900,000 pledged shares were returned to its President and the President, in turn, returned 900,000 shares of restricted common stock to the Company.

Note 8 - Stockholders' Equity:

Common Stock
------------

         During the year ended October 31, 2005, the Company issued 642,944 shares of common stock to various investors for gross proceeds of $1,589,580.

         During the year ended October 31, 2005, the Company, in accordance its 401(k) plan, issued 20,857 common shares valued at $63,073 to its employees as a matching contribution.

         During the year ended October 31, 2005, employees exercised options to purchase 15,000 common shares, resulting in net proceeds of $22,050.

         During the year ended October 31, 2005, warrants to purchase 10,577 common shares were exercised, resulting in net proceeds of $35,327.

         On January 29, 2006, warrants to purchase 120,000 common shares were exercised by one accredited investor at a price of $1.80 per share, resulting in net proceeds of $216,000.

         During the year ended October 31, 2006, the Company, in accordance its 401(k) plan, issued 31,340 common shares valued at $65,181 to its employees as a matching contribution.

         During the year ended October 31, 2006, employees exercised options to purchase 17,000 common shares, resulting in net proceeds of $35,990.

         On November 22, 2005, the Company entered into the SICAV ONE Stock Purchase Agreement and SICAV TWO Stock Purchase Agreement (collectively, the "Mercatus Agreements") with Mercatus & Partners, Limited ("Mercatus"). Pursuant to the Mercatus Agreements, the Company had agreed to sell to Mercatus an aggregate of 2,716,900 shares of common stock (the "Mercatus Shares"), no par value per share ("Common Stock"), for an aggregate purchase price of $5,000,000. Mercatus had up to thirty days from the date of the delivery of the Mercatus Shares to Brown Brothers Harriman, the custodial bank, to tender the purchase price to the Company. The Mercatus Shares were placed in escrow. The Company never received any proceeds pursuant to the Mercatus Agreements. In November 2006, the aforementioned stock certificates were returned to the Company and were cancelled, as were the Mercatus Agreements.

-----------------------

         On May 23, 2006, the Company entered into a Stock Purchase and Registration Rights Agreement (the "FB Agreement") with FB U.S. Investments, L.L.C, (the "Investor"), pursuant to which the Investor purchased 1,300,000 shares of common stock, no par value, for aggregate gross proceeds of $2,600,000. In addition to the shares of common stock, the Company issued the Investor warrants to purchase an aggregate of 2,600,000 additional shares of common stock (the "Investor Warrants"), including Investor Warrants to purchase 1,300,000 shares of common stock at an exercise price of $5.00 per share and Investor Warrants to purchase 1,300,000 shares of common stock at an exercise price of $6.00 per share. Pursuant to the FB Agreement, the Company granted the Investor piggyback registration rights with respect to the shares of common stock purchased by the Investor as well as the shares of common stock issuable upon exercise of the Investor Warrants. In addition, the Company issued 65,000 shares of common stock valued at $130,000, warrants to purchase 130,000 of common stock, and $130,000 of cash to the placement agent with respect to this transaction.

         On March 12, 2007 the Company issued 25,000 shares of common stock to a consultant for services rendered, valued at $73,250, representing the fair value of such services.

         On March 13, 2007, the Company received net proceeds of $500,002 from an investor in consideration of the sale of 208,334 shares of common stock, the issuance of 208,334 warrants exercisable at $3.40 per share and 208,334 warrants exercisable at $4.40 per share. In addition, the Company issued 20,834 shares of common stock, warrants to purchase 20,834 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 20,834 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction.

         On March 16, 2007, the Company received net proceeds of $259,200 from an investor in consideration of the sale of 108,000 shares of common stock. The Company also issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40 per share. In addition, the Company granted 12,000 shares of common stock, warrants to purchase 12,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 12,000 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction.

         On March 21, 2007, the Company received gross proceeds of $555,555 from an investor in consideration of the sale of 231,482 shares of common stock. The Company also issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40 per share. In addition, the Company paid a commission in the amount of $55,555 in cash proceeds as a finder's fee to a placement agent.

         On April 11, 2007, the Company entered into a securities purchase agreement with Cornell. The Company issued and sold to Cornell 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of $2,000,000. In connection with the issuance of the common stock, the Company issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of the Company's common stock at an exercise price per share of $3.40 per share and $4.40 per share, respectively. The warrants expire on April 11, 2011. See the discussion under Warrants for additional details. The Company also entered into a registration rights agreement in connection with this private placement to register for resale the shares of common stock issued to Cornell and the shares of common stock issuable upon exercise of the warrants. In connection with the purchase agreement, the Company paid an origination fee to Cornell in the form of 41,666 shares of common stock at a price per share of $2.40 and a cash payment of $95,000.

         Pursuant to the registration rights agreement, the Company is obligated to file a registration statement within 45 days of the closing and obtain effectiveness no later than 120 days following the closing (or 150 days if the registration statement receives a "full review" by the SEC) and maintain its effectiveness until all the shares may be sold without any volume limitations pursuant to Rule 144(k) under the Securities Act of 1933, as amended. In the event the Company failed to file the registration statement or obtain its effectiveness within the time periods described above, and if certain other events occur, the Company would become subject to liquidated damages in an amount in cash equal to one percent of the purchase price paid by Cornell for the shares of common stock issued pursuant to the securities purchase agreement, plus an additional 1% for each additional month an effective registration statement was delayed, up to a maximum of 12%, or $240,000, payable in cash.

-----------------------

         The Company filed a registration statement on Form S-1 on June 1, 2007 and filed an amended Form S-1/A on October 31, 2007. The Company is currently in the process of addressing comments received by the SEC with respect to the amended registration statement. The 150 day deadline for the registration statement to be declared effective was passed in early September 2007. The Company intends to file an amended registration statement on Form S-1/A shortly after this Form 10-K is filed, which will respond to the SEC's comments. However, this amended registration statement will still be subject to additional SEC review.

         On April 11, 2007, the Company entered into a new standby equity distribution agreement ("2007 SEDA") with Cornell. Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2007 SEDA, Cornell will pay the Company 96% of the lowest closing bid price of the Company's common stock for the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the 2007 SEDA. Cornell's obligation to purchase shares of the Company's common stock under the 2007 SEDA is subject to certain conditions and limitations, including the Company obtaining an effective registration statement covering resale of the shares of the Company's common stock issuable under the 2007 SEDA. The Company incurred a placement agent fee of $5,000 under the Placement Agent Agreement relating to the 2007 SEDA. The 2007 SEDA will be available to the Company upon filing a registration statement which is declared effective by the SEC. As of October 31, 2007, the SEC has not declared the registration statement effective and the 2007 SEDA is not yet available for use.

         On May 10, 2007, the Company entered into a stock purchase agreement and registration rights agreement with an individual investor for the private placement of common stock at $2.20 per share or gross proceeds of $1,540,000, pursuant to which the Company issued and sold to this investor 700,000 restricted shares of common stock and warrants exercisable into an aggregate of 1,400,000 restricted shares of common stock, for which 700,000 of such warrants were issued at an exercise price of $3.40 per share and the other 700,000 of such Warrants were issued at an exercise price of $4.40 per share. The warrants are exercisable as of the date of issuance and expire on May 10, 2010. The Company granted the investor piggyback registration rights with respect to the shares issued to the investor and the shares of common stock issuable upon exercise of the warrants.

Warrants
--------

         In connection with the private placement transaction dated November 4, 2004, the Company issued warrants to purchase 204,778 shares of common stock in three tranches. Pursuant to the first tranche the Company issued an aggregate of 68,259 warrants to purchase shares of common stock at an exercise price of $5.71 per share. Pursuant to the second tranche the Company issued an aggregate 68,259 warrants to purchase shares of common stock at an exercise price of $7.71 per share. Pursuant to the third tranche, the Company issued an aggregate of 68,259 warrants to purchase shares of common stock at an exercise price of $9.91 per share. These warrants expired without being exercised on November 1, 2007.

         In connection with the private placement transaction dated December 8, 2004, the Company issued warrants to purchase 70,930 shares of common stock in three tranches. Pursuant to the first tranche, the Company issued an aggregate of 23,643 warrants to purchase shares of common stock at an exercise price of $5.95 per share. Pursuant to the second tranche, the Company issued an aggregate 23,643 warrants to purchase shares of common stock at an exercise price of $7.95 per share. Pursuant to the third tranche, the Company issued an aggregate of 23,543 warrants to purchase shares of common stock at an exercise price of $9.95 per share. These warrants expired on December 8, 2007 without being exercised.

         In connection with the private placement transaction dated May 26, 2005, the Company issued warrants to purchase 101,010 shares of common stock in three tranches. Pursuant to the first tranche, the Company issued an aggregate of 33,670 warrants to purchase shares of common stock at an exercise price of $4.50 per share. Pursuant to the second tranche, the Company issued an aggregate 33,670 warrants to purchase shares of common stock at an exercise price of $6.50 per share. Pursuant to the third tranche, the Company issued an aggregate of 33,670 warrants to purchase shares of common stock at an exercise price of $8.50 per share. The warrants are scheduled to expire on May 26, 2008. None of these warrants have been exercised.

         In connection with the private placement transaction dated June 7, 2005, the Company issued warrants to purchase 37,500 shares of common stock. at an exercise price of $3.20 per share. These warrants are scheduled to expire on June 7, 2008. None of these warrants have been exercised.

-------------------

         In connection with the private placement transaction dated June 10, 2005, the Company issued warrants to purchase 15,000 shares of common stock. Pursuant to the agreement the Company issued an aggregate of 15,000 warrants to purchase shares of common stock at an exercise price of $3.31 per share. These warrants are scheduled to expire on June 10, 2008. None of these warrants have been exercised.

         In connection with the private placement transaction dated June 29, 2005, the Company issued warrants to purchase 96,153 shares of common stock in three tranches. Pursuant to the first tranche, the Company issued an aggregate of 32,051 warrants to purchase shares of common stock at an exercise price of $4.63 per share. Pursuant to the second tranche, the Company issued an aggregate 32,051 warrants to purchase shares of common stock at an exercise price of $6.63 per share. Pursuant to the third tranche, the Company issued an aggregate of 32,051 warrants to purchase shares of common stock at an exercise price of $8.63 per share. These warrants are scheduled to expire on June 29, 2008. None of these warrants have been exercised.

         In connection with the private placement transaction dated August 11, 2005, the Company issued warrants to purchase 92,572 shares of common stock in three tranches. Pursuant to the first tranche, the Company issued an aggregate of 30,857 warrants to purchase shares of common stock at an exercise price of $4.57 per share. Pursuant to the second tranche, the Company issued an aggregate of 30,857 warrants to purchase shares of common stock at an exercise price of $6.57 per share. Pursuant to the third tranche, the Company issued an aggregate of 30,858 warrants to purchase shares of common stock at an exercise price of $8.57 per share. The warrants are scheduled to expire on September 6, 2008. None of these warrants have been exercised.

         In connection with the private placement transaction dated September 15, 2005, the Company issued warrants to purchase 650,000 shares of common stock at an exercise price of $2.53 per share. These warrants are scheduled to expire on September 15, 2008. The exercise price of these warrants are subject to downwards adjustment upon the occurrence of certain events, including if the Company subsequently sells shares of common stock for less than $2.53 of consideration per share, in which case the exercise price is adjusted to such consideration per share. In addition, if the exercise price is adjusted downwards, then the number of shares of common stock is adjusted upwards, such that the total proceeds that would be paid to the Company at exercise would remain constant. As described under "Common Stock" above, on May 23, 2006 the Company sold common stock for a consideration per share of $2.00 per share. As such, these warrants now permit the holder to purchase 822,250 shares of common stock at an exercise price of $2.00 per share. None of these warrants have been exercised.

         In connection with the private placement transaction dated September 20, 2005, the Company issued warrants to purchase 37,500 shares of common stock in three tranches. Pursuant to the first tranche, the Company issued an aggregate of 12,500 warrants to purchase shares of common stock at an exercise price of $4.38 per share. Pursuant to the second tranche, the Company issued an aggregate 12,500 warrants to purchase shares of common stock at an exercise price of $6.38 per share. Pursuant to the third tranche, the Company issued an aggregate of 12,500 warrants to purchase shares of common stock at an exercise price of $8.38 per share. The warrants are scheduled to expire on September 20, 2008. None of these warrants have been exercised.

         In connection with the private placement transaction dated May 23, 2006, the Company issued warrants to purchase 2,730,000 shares of common stock in two tranches. Pursuant to the first tranche, the Company issued an aggregate of 1,365,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share. Pursuant to the second tranche, the Company issued an aggregate 1,365,000 warrants to purchase shares of common stock at an exercise price of $6.00 per share. The warrants are scheduled to expire on May 23, 2009. None of these warrants have been exercised.

         In connection with the leasing of new headquarters space, on December 4, 2006 the Company issued warrants to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share. These warrants are scheduled to expire on December 4, 2011. None of these warrants have been exercised. See Note 12.

         In connection with the private placement transaction dated March 13, 2007, the Company issued warrants to purchase 208,334 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 208,334 shares of common stock at an exercise price of $4.40 per share. In addition, the Company issued warrants to purchase 20,834 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 20,834 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction. These warrants are scheduled to expire on March 9, 2010. None of these warrants have been exercised.

-------------------

         In connection with the private placement transaction dated March 16, 2007, the Company issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40 per share. In addition, the Company granted warrants to purchase 12,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 12,000 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction. These warrants are scheduled to expire on March 13, 2010. None of these warrants have been exercised.

         In connection with the private placement transaction dated March 21, 2007, the Company issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40 per share. These warrants are scheduled to expire on March 19, 2010. None of these warrants have been exercised.

         In connection with the private placement transaction dated April 11, 2007, the Company issued a warrant to purchase 833,333 shares of common stock at an exercise price of $3.40 per share and a warrant to purchase 833,333 shares of common stock at an exercise price of $4.40 per share. These warrants are scheduled to expire on April 11, 2011. The exercise price of the warrants is subject to downwards adjustment upon the occurrence of certain events, including if the Company subsequently sells shares of common stock for a consideration per share less than $2.70, in which case the exercise price is adjusted to such consideration per share. As described under "Common Stock" above, on May 10, 2007 the Company sold common stock for a consideration per share of $2.20, at which time the exercise price of all of these warrants to purchase an aggregate of 1,666,666 shares of common stock were adjusted to an exercise price of $2.20 per share. None of these warrants have been exercised.

         In connection with the private placement transaction dated May 10, 2007, the Company issued a warrant to purchase 700,000 shares of common stock at an exercise price of $3.40 per share and a warrant to purchase 700,000 shares of common stock at an exercise price of $4.40 per share. These warrants are scheduled to expire on May 11, 2010. None of these warrants have been exercised.

         A summary of warrant activity is as follows:

                                                                Weighted      Aggregate
                                               Number of        Average       Intrinsic
                                                Warrants     Exercise Price     Value
                                             ------------     -------------   ----------

Outstanding, October 31, 2004                  2,868,491       $   3.81
Granted                                        1,305,442       $   4.68
Exercised                                        (10,577)      $   3.34
Forfeited                                       (917,392)      $   3.34
                                               ---------       --------

Outstanding, October 31, 2005                  3,245,964       $   4.29
Granted                                        2,902,250       $   5.50
Exercised                                       (120,000)      $   1.80
Forfeited                                       (762,353)      $   1.80
                                               ---------       --------

Outstanding, October 31, 2006                  5,265,861       $   5.19
Granted                                        4,427,966       $   3.22
Exercised                                           --         $ --
Forfeited                                           --         $ --
                                               ---------       --------

Outstanding, October 31, 2007                  9,693,827       $   4.29           --
                                              ==========       ========         ======

Exercisable, October 31, 2007                  9,693,827       $   4.29           --
                                              ==========       ========         ======





Note 8 - Stockholders' Equity, continued:

Warrants, continued
-------------------

The following table summarizes warrant information as of October 31, 2007:



                              Warrants Outstanding


                                                           Weighted Average
                                      Number                  Remaining                   Number
        Exercise                   Outstanding            Contractual Life           Exercisable
         Price                   at October 31, 2007           (years)            at October 31, 2007
        --------                 -------------------      -----------------       -------------------

        $  2.00                        822,250                  0.88                     822,250
        $  2.00                      1,666,666                  3.45                   1,666,666
        $  3.00                        200,000                  4.10                     200,000
        $  3.20                         37,500                  0.60                      37,500
        $  3.31                         15,000                  0.61                      15,000
        $  3.40                      1,280,650                  2.46                   1,280,650
        $  4.38                         12,500                  0.78                      12,500
        $  4.40                      1,280,650                  2.46                   1,280,650
        $  4.50                         33,670                  0.58                      33,670
        $  4.57                         30,857                  0.78                      30,857
        $  4.63                         32,051                  0.66                      32,051
        $  4.89                        352,723                  0.31                     352,723
        $  5.00                      1,365,000                  1.56                   1,365,000
        $  5.71                         68,259                  0.01                      68,259
        $  5.89                        352,723                  0.31                     352,723
        $  5.95                         23,643                  0.10                      23,643
        $  6.00                      1,365,000                  1.56                   1,365,000
        $  6.38                         12,500                  0.78                      12,500
        $  6.50                         33,670                  0.58                      33,670
        $  6.57                         30,857                  0.78                      30,857
        $  6.63                         32,051                  0.66                      32,051
        $  6.89                        352,723                  0.31                     352,723
        $  7.71                         68,259                  0.01                      68,259
        $  8.05                         23,643                  0.10                      23,643
        $  8.38                         12,500                  0.78                      12,500
        $  8.50                         33,670                  0.58                      33,670
        $  8.57                         30,858                  0.78                      30,858
        $  8.63                         32,052                  0.66                      32,052
        $  9.71                         68,259                  0.01                      68,259
        $ 10.05                         23,643                  0.10                      23,643
                                    ----------                                        ----------

                                     9,693,827                                         9,693,827
                                    ==========                                        ==========






Note 9 - Stock Option Plans:

1995 Stock Option Plan
----------------------

         In November 1995, the Company authorized 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995
Non-Qualifying Stock Option Plan (the "1995 Plan") for employees, directors and other persons associated with the Company whose services benefited the Company.
The options must have been issued within 10 years from November 20, 1995.
Determination of the option price per share and exercise date was at the sole discretion of the Compensation Committee of the Board of Directors.

         During the years ending October 31, 2007, 2006 and 2005, there were no options granted under the 1995 plan. As of October 31, 2007, 1,095,000 options were outstanding, all of which were exercisable and vested.

2000 Stock Option Plan

         The Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the Company's Board of Directors in January 2000, was approved by the Company's stockholders in February 2000 and its registration was effective in October
2002. The 2000 Plan authorizes the issuance of up to 1,000,000 shares of the Company's common stock. The Company's officers, directors, employees and consultants are eligible to receive awards under the 2000 Plan.

         The 2000 Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No awards may be granted on or after February 1, 2010.

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

         The 2000 Plan is administered by the Company's Compensation Committee of the Board of Directors. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2000
Plan and to interpret its provisions. The committee selects the recipients of awards and determines the number of shares of common stock covered by the options and the dates upon which the options become exercisable and terminate, subject to provisions of the 2000 Plan. Incentive stock options must terminate within ten years of the grant. Non-statutory options must terminate within fifteen years of the date of grant. The Compensation Committee has the right to alter the terms of any option when granted or while outstanding, pursuant to the terms of the 2000 Plan, except the option price.

         As of October 31, 2007, 211,000 shares were available to be granted under the 2000 Plan and 605,000 options were outstanding, of which 545,000 were exercisable and vested.

         All options automatically become exercisable in full in the event of a change in control, as defined in the 2000 Plan, death or disability of the option holder or as decided by the Compensation Committee. Upon retirement, options held at least one year become exercisable in full. If an option holder's employment with the Company is terminated for any reason, except death, disability or retirement, the option holder has three months in which to exercise an option, but only to the extent they were already exercisable as of the termination date, unless the option by its terms expires earlier.
Termination or other changes in employment status may affect the exercise period.

         On December 14, 2005, the Company issued options to purchase 25,000 shares of its common stock exercisable at $1.90 per share to the Company's Vice
President of Business Operations. The options have an exercise period of ten years, were valued at $25,913, and will be expensed over the vesting period.
These options vested on June 30, 2006. During the year ended October 31, 2006, the Company recorded a compensation charge in the amount of $25,913 for these options.

         On March 31, 2006, the Company issued options to purchase 50,000 shares of its common stock exercisable at $3.60 per share to a consultant. The options have an exercise period of five years, were valued at $157,676, and will be expensed over the service period. These options have a one year service period.
During the years ended October 31, 2007 and 2006, the Company recorded a compensation charge in the amount of $78,838 each year for these options.




Note 9 - Stock Option Plans, continued:

2000 Stock Option Plan, continued
---------------------------------

         On May 11, 2006, the Company issued options to purchase 75,000 shares of its common stock exercisable at $3.75 per share to four members of its Board of Directors. The options have an exercise period of ten years, were valued at $273,011, and will be expensed over the vesting period. These options have a one year vesting period. During the years ended October 31, 2007 and 2006, the Company recorded a compensation charge in the amount of $144,920 and $128,091 for these options, respectively.

         On May 10, 2007, the Company issued options to purchase 60,000 shares of its common stock exercisable at $2.37 per share to four members of its Board of Directors. The options have an exercise period of ten years, were valued at $128,400, and will be expensed over the vesting period. These options have a one year vesting period. During the year ended October 31, 2007, the Company recorded a compensation charge in the amount of $64,200 for these options.

         During the fiscal years ended October 31, 2007 and 2006, the Company recorded an expense of $7,200 and $537,585, respectively, representing the amortized amount of the fair value of unvested options issued to employees prior to the implementation of SFAS 123R on November 1, 2005.

Aggregate Plan Status
---------------------

         A summary of activity under the stock option plans is as follows:


                                                                    Weighted
                                                                     Average            Aggregate
                                           Number of                Exercise            Intrinsic
                                            Options                   Price               Value
                                          ----------                ---------          -----------

Outstanding, October 31, 2004              1,460,000                $   5.26
          Granted                            402,000                $   2.52
          Exercised                          (15,000)               $   1.47
          Forfeited                         (120,000)               $   3.08
                                          ----------                --------

Outstanding, October 31, 2005              1,727,000                $   4.81
          Granted                            150,000                $   3.03
          Exercised                          (17,000)               $   2.12
          Forfeited                         (132,000)               $   2.48
                                          ----------                --------

Outstanding, October 31, 2006              1,728,000                $   4.86
          Granted                             60,000                $   2.37
          Exercised                             --                  $     --
          Forfeited                          (88,000)               $   3.84
                                          ----------                --------

Outstanding, October 31, 2007              1,700,000                $   4.82            $    9,708
                                          ==========                ========            ==========

Exercisable, October 31, 2007              1,640,000                $   4.91            $    9,708
                                          ==========                ========            ==========





Note 9 - Stock Option Plans, continued:

Aggregate Plan Status, continued
--------------------------------

         The following table summarizes stock option information as of October
31, 2007:

                                                      Options Outstanding
                                 ------------------------------------------------------------
                                      Number           Weighted Average          Number
                                  Outstanding at           Remaining          Exercisable at
            Exercise Prices      October 31, 2007      Contractual Life      October 31, 2007
            ---------------      ----------------      ----------------      ----------------

                $ 0.93               10,000                  5.17                 10,000
                $ 1.37                  833                  6.01                    833
                $ 1.90               25,000                  8.13                 25,000
                $ 2.03               52,000                  4.12                 52,000
                $ 2.30               30,000                  7.77                 30,000
                $ 2.37               60,000                  9.53                      -
                $ 2.40              195,000                  8.01                195,000
                $ 2.70               67,500                  7.56                 67,500
                $ 3.00                3,000                  4.31                  3,000
                $ 3.30                7,500                  7.42                  7,500
                $ 3.38               10,000                  4.51                 10,000
                $ 3.50                2,500                  6.25                  2,500
                $ 3.60               50,000                  3.42                 50,000
                $ 3.75               75,000                  8.53                 75,000
                $ 4.15                2,500                  6.50                  2,500
                $ 4.20               24,167                  6.51                 24,167
                $ 5.00               10,000                  1.35                 10,000
                $ 5.63              210,000                  3.14                210,000
                $ 6.00              815,000                  2.01                815,000
                $ 6.88               20,000                  2.18                 20,000
                $ 7.13                5,000                  2.62                  5,000
                $ 9.00               25,000                  2.60                 25,000
                                 ----------                ------              ---------

                 Total            1,700,000                  4.05              1,640,000
                                 ==========                ======              =========


Note 10 - Sales and Accounts Receivable Concentrations:

         During the fiscal year ended October 31, 2007, approximately $526,000
(71%) of the Company's revenue was generated from the sale and installation of manufactured parts to one customer. In addition, approximately $220,000 (29%) of the Company's revenue was derived from the amortization of four distributorship agreements. As of October 31, 2007, the Company had no accounts receivable due from these customers. As of October 31, 2007, the accounts receivable balance of $2,891,250 represents a scheduled payment due from a new customer related to the sale of three Plasma Converter Systems (see Note 12). Of the total, $1,445,500 was received subsequent to October 31, 2007.

         During the fiscal year ended October 31, 2006, approximately $532,000
(56%) of the Company's revenue was generated from the sale and installation of manufactured parts to one customer, while approximately $152,000 (16%) of the Company's revenue was generated from consulting and design services for one customer. In addition, approximately $264,000 (28%) of the Company's revenue was derived from the amortization of four distributorship agreements.

         During the year ended October 31, 2005, the majority of the Company's revenues were derived from three major customers. Revenues from these customers were approximately $66,000 (23%), $66,000 (23%), and $91,000 (31%) respectively.




Note 11 - Income Taxes:

         The reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows:


                                                                    Years Ended October 31,
                                                       ----------------------------------------------
                                                         2007               2006               2005
                                                       --------           --------           --------

Statutory federal income tax rate (benefit)            (34.00)%            (34.00)%          (34.00)%
State income tax benefit,
    net of federal income tax effect                    (5.00)              (5.00)            (5.00)
Non-deductible expenses:
Permanent differences                                    3.93               14.97                -
Increase in valuation allowance                         35.07               24.03             39.00
                                                       ------             -------            ------
Effective tax rate                                      0.00%                0.00%             0.00%
                                                       ======             =======            =======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company's deferred tax assets are as follows:

                                                     Years Ended October 31,
                                                -------------------------------
                                                    2007                2006
                                                ------------       ------------

Deferred tax asset:
Stock based compensation                        $    415,577       $    300,467
Accrued liabilities                                  162,630            115,830
Research credit                                       44,916             44,916
Net operating loss carryforward                   10,668,658          9,479,585
                                                ------------       ------------
                                                  11,291,781          9,940,798
Less:  valuation allowance                       (10,940,417)        (9,576,364)
                                                ------------       ------------

Total deferred tax asset                             351,364            364,434

Deferred tax liability:
Excess tax over book depreciation                   (351,364)          (364,434)
                                                ------------       ------------
Net deferred tax asset                          $       --         $       --
                                                ============       ============

Increase in valuation allowance                 $  1,364,053       $  1,590,850
                                                ============       ============


         Due to the uncertainty surrounding the realization of the benefits of the net operating loss carryforwards, the Company provided a valuation allowance for the entire amount of the deferred tax asset at October 31, 2007, 2006 and 2005. At October 31, 2007, the Company had federal net operating loss carryforwards of approximately $28,900,000 which expire at various dates through 2027, state net operating loss carryforwards of approximately $16,600,000 which expire at various dates through 2012, and research and development credits of approximately $45,000 which expire on various dates through 2024

Note 12 - Commitments and Concentrations:

Operating Leases
----------------

         The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases through 2009.

         The Company's corporate headquarters is located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where the Company leases 5,612 square feet of office space. The lease provides for monthly base rent payments of $11,224 through December 2008, when the lease expires, subject to the Company's option to extend it for another three years on substantially the same terms. On
December 4, 2006, in connection with the execution of the lease agreement, the Company issued a warrant to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model. These deferred leasing costs are being amortized over the life of the lease. These warrants are scheduled to expire on December
4, 2011. During the fiscal year ended October 31, 2007, the Company incurred a charge to operations in the amount of $216,975 relating to these warrants.





Note 12 -- Commitments and Concentrations, continued:

Operating Leases, continued

         The Company's product showroom is located in Bristol, Connecticut, where the Company currently leases 16,291 square feet of office space. On July
13, 2007, the Company signed an amendment to the original lease agreement whereby the Company increased the space by roughly 50% and extended the lease such that the expiration is now June 15, 2009. The current lease provides for monthly base rent payments of $8,145.

         The Company's manufacturing facility is located in Bristol, Connecticut, where the Company leases 30,000 square feet of manufacturing space.
The lease provided for monthly base rent payments of $5,775 through the December
31, 2007 expiration date. The lease arrangement is currently on a month-to-month basis for a rent payment of $4,775 per month.

         The following table shows the Company's future lease commitments under its operating leases:

       For the fiscal years
         ended October 31,                           Annual Rent
       ---------------------------------------------------------

              2008                                     $243,978
              2009                                       83,535
                                                       --------
              Total                                    $327,513
                                                       ========

Employment Agreements

         On September 30, 2004, the Board of Directors approved the terms of an employment agreement between Joseph F. Longo and the Company. Mr. Longo will serve as the Chief Executive Officer and President and will be paid an annual salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, and automatically renews for successive one year periods, unless either party provides written notice of non-renewal at least 90 days prior to the anniversary date. Effective August 1, 2007, the Board of Directors approved an increase in Mr. Longo's annual salary to $210,000. Upon termination of employment, Mr. Longo is entitled to six months of base salary and benefits continuation as severance. After the severance period, if Mr. Longo was involuntarily terminated without cause, he is entitled to additional termination benefits, including an annual payment of $97,500 for the remainder of his life, plus lifetime reimbursement of gap medical insurance premiums to cover expenses not covered by Medicare or Medicaid, to the extent commercially available. If Mr. Longo is survived by his spouse, she will receive half of the annual payment amount ($48,750) for the remainder of her life, plus continuation of the gap medical insurance benefit. These entitlements are unfunded and Mr.
Longo's rights to these benefits are as an unsecured general creditor of the Company. On January 28, 2008, the parties executed an amendment to clarify certain provisions with respect to such agreement.

         On September 1, 2005, the Company reached an agreement with its Chief
Financial Officer, Peter J. Scanlon, that provides for a severance package based on years of service, in the event of involuntary termination without cause.

         On December 1, 2005, the Company reached an agreement with Ralph
Dechiaro, its Vice President of Business Operations, pursuant to which the Company agreed to award Mr. Dechiaro a severance package based on years of service, in the event of termination without cause.

Sales Agreements

         On May 10, 2007, the Company entered into a Purchase Agreement with
Envirosafe Industrial Services Corporation ("EIS"), whereby the Company sold to
EIS two 10 Ton Per Day ("TPD") (rated capacity) and one 5 TPD (rated capacity)
Plasma Converter Systems ("PCS") to process various solid, liquid and gaseous feeds including hazardous waste, for an aggregate sales price of $19,275,000. On
May 23, 2007, the Company received a down payment in the amount of $1,927,500 as a down payment for the sale. The remainder of the purchase price will be paid in installments, of which the Company had received an additional $5,782,500 through October 31, 2007 and another $1,445,500 subsequent to October 31, 2007. The
Company expects to complete delivery of the PCS's to EIS during the fourth fiscal quarter of 2008.




Note 12 -- Commitments and Concentrations, continued:

Sales Agreements, continued

         On August 10, 2007, the Company entered into a Purchase Agreement with
Plasma Processing Technologies Ltd of England and Wales ("PPT"), whereby the
Company sold to PPT a 10 TPD (rated) PCS to process various solid, liquid and gaseous feeds including hazardous waste, for an aggregate sales price of $5,400,000. On August 20, 2007, the Company received a down payment of $540,000 from PPT. The remainder of the purchase price will be paid in installments. As of January 28, 2008, the Company is negotiating a revised payment schedule with PPT. Assuming that the payment schedule is finalized soon, the Company expects to complete delivery of the PCS to PPT during the fourth fiscal quarter of 2008.

         For both agreements, the down payment and installment payments have been included as part of customer deposits and deferred revenue in the consolidated balance sheet. The final installment will be made upon the issuance of a certificate of completion once the installation of the PCS's has been completed. All amounts, other than the down payment, not paid by the customer within 30 days after such amounts become due and payable to the Company, shall bear interest as stated, but not to exceed the maximum rate of interest allowed by applicable law.

DOE Grant

         The Company received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program consists of two test phases which evaluate the potential hydrogen yield and volume which can be obtained from plasma converter gas (PCG).
Phase I was initiated in October 2004 and was completed by September 2005. Phase
II was initiated in October 2005 and was completed during the third quarter of fiscal 2007. During this phase, the Company incorporated equipment enhancements and finalized the final test report providing technical test results to DOE. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the years ended October 31, 2007, 2006 and 2005, the Company received $371,248,
$64,508 and $454,035, respectively, under this grant.

Investment Management Agreement

         On November 3, 2005, the Company entered into an agreement with Stonebridge Advisors LLC ("Stonebridge"). Under the terms of the agreement, Stonebridge served as the Company's Investment Manager. As of October 31, 2006, the Company maintained cash balances of approximately $1,600,000 in an account managed by Stonebridge. On December 12, 2006, the Company terminated this agreement with Stonebridge and the cash was returned to the Company.

Concentration of Credit Risk

         The Company's cash and cash equivalents consist of cash balances at one financial institution and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company's balances may exceed these limits. At October 31, 2007, uninsured cash balances were approximately $11,400,000. The Company believes it is not exposed to any significant credit risk for cash.


Note 13 - Litigation and Other Contingencies:

         The Company was sued in an action entitled Ann C. Ritson, et al
("Plaintiffs") v. Startech Environmental Corporation and other parties, CV-06-5005444-S, in the Superior Court, Jurisdiction of Hartford, Connecticut, commenced in or about July 2006 (the "Primary Action") relating to alleged misrepresentation in a private placement transaction. The Company denied the allegations and asserted certain defenses against the Plaintiffs. In addition, the Company filed a third party complaint against the private placement agent in the aforementioned matter. The Company alleged that if it were adjudged to be liable to the Plaintiffs, they are entitled to indemnification in whole or in part from the private placement agent pursuant to a written agreement. During
October 2007, the litigation was fully settled by the parties for an amount deemed to be immaterial.




Note 14 - Employee Benefit Plan:

         The Company sponsors an employee savings plan designed to qualify under
Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of common stock at the prevailing current market price and vest equally over an employee's initial three-year service period, after which the employee is fully invested in all Company contributions. The Company will match the first ten percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code.
Contributions for the years ended October 31, 2007, 2006, 2005 were $78,403,
$65,181, and $63,073, respectively. These contributions were paid through the issuance of 37,834, 31,340, and 20,857 shares of common stock, respectively.

 Note 15 - Quarterly Financial Data (unaudited):

                                                                For the Quarter Ended
                                   -----------------------------------------------------------------------------
                                      1/31/07              4/30/07               7/31/07               10/31/07
                                   -----------           -----------           -----------           -----------

    Total Revenues                 $    65,976           $   191,976           $   354,958           $   132,988
    Gross Profit (Loss)            $    14,719           $   155,473           $   277,361           $    (2,942)
    Net Loss                       $  (872,697)          $(1,026,985)          $  (773,509)          $(1,216,343)
    Basic and Diluted
    Net Loss                       $     (0.04)          $     (0.05)          $     (0.03)          $     (0.05)


                                                                For the Quarter Ended
                                   ------------------------------------------------------------------------------
                                      1/31/06              4/30/06               7/31/06               10/31/06
                                   -----------           -----------           -----------           ------------

Total Revenues                     $   364,197           $   111,464           $   286,131           $   187,002
Gross Profit                       $   311,094           $    28,826           $   219,387           $    82,179
Net (Loss) Income                  $  (439,462)          $(4,620,815)          $   337,902           $(1,897,332)
Basic and Diluted
Net (Loss) Income                  $     (0.02)          $     (0.25)          $      0.02           $     (0.09)


Note 16 - Subsequent Events:

Common Stock Issued
-------------------

         Subsequent to October 31, 2007, the Company issued 10,000 shares of its common stock valued at $17,878 into its 401(k) plan as a matching contribution.

Options Granted
---------------

         On January 4, 2008, the Board of Directors granted an aggregate of 45,000 options to purchase shares of common stock, with an exercise price of $1.73 to six key employees, including the three executive officers. These options vest immediately and expire after ten years. The grant date fair value of $52,200 will be expensed at the date of grant.

Purchase Commitment
-------------------

         On December 14, 2007, the Company executed a purchase order agreement to purchase plasma torches from a vendor for a total purchase price of $3,230,000 and we paid a deposit of $646,000. The remaining payments are scheduled to be paid in installments over the anticipated twenty-six weeks until the torches are completed. The order was being made in connection with the EIS sales agreement (see Note 12).