Form 10-Q
period 2008-01-31
STARTECH ENVIRONMENTAL CORP
filed 2008-03-17
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to ________

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1286576
(State of incorporation)	(I.R.S. Employer
Identification Number)

88 Danbury Road, Suite 2A
Wilton, Connecticut 06897
(Address of principal executive offices, including zip code)

(203) 762-2499
(Registrants telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [     ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [ x ]

As of March 14, 2008, 23,103,049 shares of common stock of the registrant were outstanding.

STARTECH ENVIRONMENTAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,096,288	$11,612,863
Accounts receivable	3,448,250	2,891,250
Note receivable	385,000	385,000
Inventories	816,524	550,821
Vendor deposits	646,000	-
Prepaid expenses and other current assets	126,166	100,372

Total current assets	16,518,228	15,540,306

Equipment and leasehold improvements, net	1,970,056	1,973,757

Other assets	62,472	89,374

Total assets	$18,550,756	$17,603,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$543,962	$260,594
Customer deposits and deferred revenue	14,825,656	12,931,144

Total liabilities	15,369,618	13,191,738

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value; 800,000,000 shares authorized;
23,088,675 issued and outstanding at January 31, 2008 and
23,072,775 issued and outstanding at October 31, 2007	33,964,500	33,938,101
Additional paid-in capital	5,565,797	5,481,497
Deferred leasing costs	(197,251)	(256,426)
Accumulated deficit	(36,151,908)	(34,751,473)

Total stockholders' equity	3,181,138	4,411,699

Total liabilities and stockholders' equity	$18,550,756	$17,603,437

See notes to these condensed consolidated financial statements.

1

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended January 31,
	2008	2007

Revenue	$107,988	$65,976
Cost of revenue	103,048	51,257
Gross profit	4,940	14,719

Operating expenses:
Selling expenses	191,644	164,818
Research and development expenses	51,115	85,524
General and administrative expenses	1,214,733	541,512
Depreciation and amortization expenses	55,235	45,372
Total operating expenses	1,512,727	837,226

Loss from operations	(1,507,787)	(822,507)

Other income (expense):
Interest income	107,352	14,748
Interest expense	-	(16,045)
Amortization of deferred financing costs	-	(3,596)
Amortization of deferred debt discount	-	(29,727)
Change in value of warrants and conversion option	-	(107,826)
Other income	-	92,256
Total other income (expense)	107,352	(50,190)

Net loss	$(1,400,435)	$(872,697)

Per share data:
Net loss per share - basic and diluted	$(0.06)	$(0.04)

Weighted average common shares outstanding - basic and diluted	23,077,598	20,720,401

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	January 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(1,400,435)	$(872,697)

Adjustments to reconcile net loss to
net cash used in operating activities:

Stock-based compensation	84,300	109,240
401(k) match through issuance of common stock	26,399	15,350
Depreciation and amortization	55,235	45,372
Amortization of deferred financing costs	-	3,596
Amortization of deferred leasing costs	59,175	-
Amortization of deferred debt discount	-	29,727
Change in value of warrants and conversion option	-	107,826

Changes in operating assets and liabilities:

Accounts receivable	(557,000)	-
Vendor deposits	(646,000)	-
Prepaid expenses and other current assets	(25,794)	(6,501)
Inventories	(265,703)	4,096
Other assets	26,902	(56,946)
Accounts payable and accrued expenses	283,368	(91,056)
Customer deposits and deferred revenue	1,894,512	(65,976)
Net cash used in operating activites	(465,041)	(777,969)

Cash flows from investing activities:
Purchase of equipment	(51,534)	(70,827)
Cash used in investing activities	(51,534)	(70,827)

Cash flows from financing activities:
Repayments of convertible debenture	-	(188,351)
Cash used in financing activities	-	(188,351)

Net decrease in cash and cash equivalents	(516,575)	(1,037,147)

Cash and cash equivalents, beginning	11,612,863	2,279,914

Cash and cash equivalents, ending	$11,096,288	$1,242,767

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$16,045

Non-cash investing and financing activities:
Reclassification of derivative liabilities to equity	$-	$932,745

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Liquidity Matters.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the “Company” or “Startech”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, filed with the SEC on January 29, 2008. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2008, or any other interim period.

Liquidity Matters

The Company has historically incurred net losses from operations, although operating activities generated $5,042,260 of cash during the fiscal year ended October 31, 2007, primarily due to the receipt of $8,250,000 of deposits associated with two new sales agreements. For the three months ended January 31, 2008, net cash used in operating activities was $465,041, despite the receipt of $1,445,500 of purchase deposits. As of January 31, 2008, the Company had cash and cash equivalents of $11,096,288 and had working capital of $1,148,610. Subsequent to January 31, 2008, the Company received an additional deposit of $300,000 in connection with the aforementioned sales agreements.

The Company has historically raised funds through the sale of equity and debt instruments. Although no funds were raised during the three months ended January 31, 2008, during the year ended October 31, 2007, the Company received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions.

Although the Company believes that it has sufficient liquidity to sustain its existing business for at least the next twelve months, there is no assurance that unforeseen circumstances will not have a material effect on the business that could require the Company to raise additional capital or take other measures to conserve liquidity in order to sustain operations.

Note 2 – Summary of Certain Significant Accounting Policies.

Principles of Consolidation

The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

In general, the Company recognizes revenue on the sale of its manufactured products when the contract is completed, unless the contract terms dictate otherwise. Revenues earned from consulting, design and other professional services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over the three year period of the distributorship agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

Note 2 — Summary of Certain Significant Accounting Policies, continued.

Income Taxes

Effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as Interest Expense in the consolidated statements of operations. Penalties would be recognized as a component of General and Administrative Expenses.

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in the state of Connecticut. The Company remains subject to federal or state income tax examinations by tax authorities for the fiscal year ended October 31, 2004 and thereafter.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of January 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company has a deferred tax asset of approximately $11,400,000 as of January 31, 2008, primarily relating to federal net operating loss carryforwards of approximately $28,800,000 available to offset future taxable income through 2028. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the presentation used in the fiscal 2008 financial statements. The reclassifications had no effect on net losses as previously reported.

Net Loss per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities realizable from the exercise of options, warrants and convertible notes of 11,163,121 and 7,289,450 at January 31, 2008 and 2007, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.

Note 3 — Note Receivable.

On October 25, 2006, the Company received a promissory note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007, but the amount is past due. The entity requested, and the Company agreed, to extend the maturity to March 15, 2008. To date, the funds have not been received and the Company remains in discussions with the entity to work out a definitive payment schedule. The Company has recorded the corresponding $385,000 liability within Customer Deposits and Deferred Revenue in the condensed consolidated balance sheets.

Note 4 – Inventories.

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 31,	October 31,
	2008	2007

Raw materials	$232,841	$263,841
Work-in-process	583,683	286,980

	$816,524	$550,821

Note 5 – Cornell Transactions.

2007 Standby Equity Distribution Agreement

On April 11, 2007, the Company entered into a Standby Equity Distribution Agreement (“2007 SEDA”) with Cornell Capital Partners, L.P. (“Cornell”). Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2007 SEDA, Cornell will pay the Company 96% of the lowest closing bid price of the Company's common stock for the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the 2007 SEDA. Cornell's obligation to purchase shares of the Company's common stock issuable under the 2007 SEDA is subject to certain conditions and limitations, including the Company obtaining an effective registration statement covering the resale shares of the Company's common stock under the 2007 SEDA. The Company incurred a placement agent fee of $5,000 under the Placement Agent Agreement relating to the 2007 SEDA. Currently, the registration statement covering the resale of shares of common stock issuable under the 2007 SEDA has not been declared effective and the 2007 SEDA is not available for use.

2007 Securities Purchase Agreement

On April 11, 2007, pursuant to a securities purchase agreement, the Company issued and sold to Cornell 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of $2,000,000 (“2007 SPA”). In connection with the issuance of the common stock, the Company issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of the Company's common stock at an exercise price per share of $3.40 per share and $4.40 per share, respectively. On May 10, 2007, the exercise price of all of these warrants was adjusted to $2.20, in accordance with the warrant terms. The warrants expire on April 11, 2011. The 2007 SPA provided Cornell with registration rights (“2007 Registration Rights”) to register for resale the shares of common stock issued to Cornell. In connection with the 2007 SPA, the Company paid an origination fee to Cornell in the form of 41,666 shares of common stock and a cash payment of $95,000. Pursuant to the 2007 Registration Rights, the Company is obligated to file a registration statement within 45 days of April 11, 2007 and obtain effectiveness no later than 120 days following such date (or 150 days if the registration statement receives a "full review" by the SEC) and maintain effectiveness of such registration agreement until all the shares may be sold without regard to manner of sale requirements and volume limitations pursuant to Rule 144(k) under the Securities Act of 1933, as amended. In the event the Company does not obtain effectiveness within the time periods described above, and if certain other events occur, the Company is subject to liquidated damages in an amount, in cash, equal to 1% of the purchase price paid by Cornell for the shares of common stock issued pursuant to the 2007 SPA, plus an additional 1% for each additional month an effective registration is delayed, up to a maximum of 12%, or $240,000, payable in cash. In accordance with FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements", which specifies that a contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured if the obligation becomes probable and is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies", the Company has recognized a contingent obligation in its financial statements.

In connection with the 2007 Registration Rights, the Company filed a registration statement on Form S-1 on June 1, 2007, filed Amendment No. 1 to Form S-1 on October 31, 2007 and filed Amendment No. 2 to Form S-1 on March 11, 2008. The 150 day deadline for the registration statement to be declared effective passed in early September 2007. Amendment No. 2 of the registration statement remains subject to additional SEC review. However, on February 15, 2008, an amendment of SEC Rule 144, under the Securities Act of 1933, as amended, became effective. Consequently, the shares of common stock issued pursuant to the 2007 SPA are freely tradable without the need for an effective registration statement.

Note 6 – Sales and Accounts Receivable Concentrations.

During the three months ended January 31, 2008, approximately $75,000 (70%) of the Company’s revenue was generated from the sale and installation of manufactured parts to one customer. In addition, approximately $33,000 (30%) of the Company’s revenue was derived from the amortization of two distributorship agreements. As of January 31, 2008, the accounts receivable balance of $3,448,250 included $3,373,250 of scheduled deposits due from one customer related to the sale of Plasma Converter Systems, as more fully discussed in Note 8. During the three months ended January 31, 2007, all of the Company’s revenue was equally derived from the amortization of four distributorship agreements.

Note 7 — Stockholders’ Equity.

Common Stock

The Company sponsors an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of shares of common stock at the prevailing current market price and vest equally over an employee’s initial three-year service period. The Company matches the first ten percent of an employee’s contributions on a dollar-for-dollar basis, up to the maximum contribution allowed under Internal Revenue Code. Contributions for the three months ended January 31, 2008 and 2007 were $26,399, and $15,350, respectively. These contributions were, or will be, made through the issuance of 15,900 and 5,977 shares of common stock, respectively.

Warrants

A summary of warrant activity for the three months ended January 31, 2008 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price

Outstanding, November 1, 2007	9,693,827	$4.29
Granted	-	-
Exercised	-	-
Expired	(275,706)	$7.79

Outstanding, January 31, 2008	9,418,121	$4.19

Exercisable, January 31, 2008	9,418,121	$4.19

Stock Options

On January 4, 2008, the Company issued options to purchase 45,000 shares of common stock exercisable at $1.73 per share to six employees, including executive officers. The options vested immediately upon grant and have an exercise period of ten years. During the three months ended January 31, 2008, the Company recorded a compensation charge equal to the $52,200 value of these options.

For the three months ended January 31, 2008 and 2007, the Company incurred aggregate stock-based compensation expense of $84,300 and $109,240, respectively. As of January 31, 2008, the total unrecognized compensation costs on non-vested options is $32,100. Such amounts are expected to be amortized within the next three months.

The fair value of share-based payment awards have been estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months ended
	January 31
	2008	2007

Risk-free interest rate range	3.18%	4.88%-5.09%
Dividend yield	N/A	N/A
Expected volatility	82%	76%
Expected life in years	5	6

Note 7 — Stockholders’ Equity, continued.

Stock Options, continued

A summary of option activity for the three months ended January 31, 2008 is as follows:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at November 1, 2007	1,700,000	$4.82
Granted	45,000	1.73
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at January 31, 2008	1,745,000	$4.74	$6,567
Exercisable at January 31, 2008	1,700,000	$4.82	$6,567

Note 8 – Commitments and Contingencies.

Employment Agreement

On September 30, 2004, the Board of Directors approved the terms of an employment agreement between Joseph F. Longo and the Company, whereby Mr. Longo will serve as the Chief Executive Officer and President of the Company and will be paid an annual salary of $185,000. The term of the Employment Agreement is three years, effective as of January 1, 2004, and automatically renews for successive one year periods, unless either party provides written notice of non-renewal at least 90 days prior to the anniversary date. Effective August 1, 2007, the Board of Directors approved an increase in Mr. Longo’s annual salary to $210,000. Upon termination of employment, Mr. Longo is entitled to six months of base salary and benefits continuation as severance. After the severance period, if Mr. Longo was involuntarily terminated without cause, he is entitled to additional termination benefits, including an annual payment of $97,500 for the remainder of his life, plus lifetime reimbursement of gap medical insurance premiums to cover expenses not covered by Medicare or Medicaid, to the extent commercially available. If Mr. Longo is survived by his spouse, she will receive half of the annual payment amount ($48,750) for the remainder of her life, plus continuation of the gap medical insurance benefit. These entitlements are unfunded and Mr. Longo’s rights to these benefits are as an unsecured general creditor of the Company. On January 28, 2008, the parties executed an amendment to clarify provisions with respect to such agreement.

Sales Agreements

On May 10, 2007, the Company entered into a Plasma Converter System ("PCS") purchase agreement with a customer for an aggregate sales price of $19,275,000. The purchase price is being paid in installments and the Company received $9,155,500 through January 31, 2008. As of January 31, 2008, deposits aggregating $3,373,250 were past due and are reflected in accounts receivable. The Company currently expects product delivery to occur during the fourth calendar quarter of 2008.

On August 10, 2007, the Company entered into a Plasma Converter System ("PCS") purchase agreement with a customer for an aggregate sales price of $5,400,000. On August 20, 2007, the Company received a down payment of $540,000 from the customer. The remainder of the purchase price is scheduled to be paid in installments. As of March 5, 2008, the Company agreed to a revised payment schedule with the customer and received a $300,000 installment payment subsequent to January 31, 2008. The Company currently expects product delivery to occur during the first calendar quarter of 2009.

For both agreements, the down payment and installment payments received and accrued have been included as part of Customer Deposits and Deferred Revenue in the consolidated balance sheet. Final installments will be made upon the issuance of a certificate of completion once the installation of the PCSs has been completed. All amounts, other than the down payment, not paid by the customer within 30 days after such amounts become due and payable to the Company, shall bear interest as stated, but not to exceed the maximum rate of interest allowed by applicable law.

Purchase Commitment

On December 14, 2007, the Company entered into a purchase agreement to purchase certain inventory items for a total purchase price of $3,230,000 and paid a deposit of $646,000. Such amount has been recorded within Vendor Deposits in the condensed consolidated balance sheet as of January 31, 2008. The remaining payments, including $484,500 paid subsequent to January 31, 2008, are scheduled to be paid in installments over twenty-six weeks. In the event that this purchase agreement is cancelled by the Company, the Company may be responsible for certain unbilled costs, as defined in the agreement.

Note 8 – Commitments and Contingencies, continued.

Operating Leases

The Company leases office space under non-cancelable operating leases through June 2009. The following table shows the Company’s future lease commitments under its operating leases:

Twelve Months Ended
January 31,	Annual Rent

2009	$221,204
2010	36,652

Total	$257,856

Concentration of Credit Risk

The Company’s cash and cash equivalents consist of cash balances at one financial institution and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. At January 31, 2008, uninsured cash balances were approximately $10,900,000. The Company believes it is not exposed to any significant credit risk for cash.

Note 9 – Subsequent Event.

Common Stock Issuance Obligation

Subsequent to January 31, 2008, the Company became obligated to issue approximately 14,374 shares of its common stock valued at $13,655 to its 401(k) plan as a matching contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect management’s current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

Although management believes that its expectations are reasonable, we cannot assure you that such expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this quarterly report on Form 10-Q as anticipated, believed, estimated, expected or intended.

In this Item 2, references to the "Company," "Startech", "we," or "us" means Startech Environmental Corporation and its wholly-owned subsidiary.

Overview

We are an environmental technology company that fabricates and sells a recycling system for the global marketplace using components manufactured by third parties. We believe that our plasma processing technology, known as the Plasma Converter System, achieves closed-loop elemental recycling that destroys hazardous and non-hazardous waste and industrial by-products and is capable of converting them into useful commercial products. These products could include a synthesis gas called PCG (Plasma Converted Gas), surplus energy for power, hydrogen, metals and silicate for possible use and sale by users of the Plasma Converter System.

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

We believe that our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe our products will add value to our potential customers’ businesses as they could possibly realize revenue streams from disposal or processing fees, as well as from the sale of resulting commodity products and services.

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

Recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, in 2005, we expanded our product line to include StarCell™, a hydrogen separation technology. Working in conjunction with the Plasma Converter System, StarCell provides what we believe to be an environmentally friendly renewable source of hydrogen power.

Recent Developments

Renegotiation of Sales Agreement Payment Schedule

As of March 5, 2008, we agreed to a revised payment schedule with a customer and received a $300,000 installment payment on February 29, 2008. Previously, on August 10, 2007, we entered into a Plasma Converter System ("PCS") purchase agreement with the customer for an aggregate sales price of $5,400,000. On August 20, 2007, we received a down payment of $540,000 from the customer. The remainder of the purchase price is scheduled to be paid in installments. We now expect product delivery to occur during the first calendar quarter of 2009.

Purchase Commitment

On December 14, 2007, we executed a purchase order agreement to purchase certain inventory items for a total purchase price of $3,230,000 and paid a deposit of $646,000. The remaining payments, including $484,500 paid subsequent to January 31, 2008, are scheduled to be paid in installments over twenty-six weeks.

Results of Operations

Comparison of Three Months ended January 31, 2008 and 2007

Operations

Revenues. Our total revenues were $107,988 for the three months ended January 31, 2008, compared to $65,976 for the same period in fiscal 2007, an increase of $42,012, or 63.7% . The increase was primarily due to $75,000 of revenues for manufactured parts and installation for the fiscal 2008 period, of which there were none in fiscal 2007. This revenue is attributable to an overhaul project for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program.

Partially offsetting the aforementioned revenue increase was a $32,988 decline in the amortization of distributor fees, to $32,988 from $65,976, because the 36-month amortization period ended in fiscal 2007 for two of the four distributor fees that were being amortized during the three months ended January 31, 2007. Distribution fees that have been received but are not yet amortized are included in customer deposits and deferred revenue on the consolidated balance sheet. Unamortized distribution fees declined to $199,476 at January 31, 2008, compared to $234,964 at October 31, 2007 and both amounts include $150,000 of fees received that are not yet being amortized, pending receipt of the remaining balance from the customer.

Gross Profit. Gross profit was $4,940 for the three months ended January 31, 2008, compared to $14,719 in the same period in fiscal 2007, or a decrease of $9,779 or 66.4%, due to a shift in the business mix.

Selling Expenses. Selling expenses for the three months ended January 31, 2008 were $191,644, compared to $164,818 for the same period in the prior year, an increase of $26,826, or 16.3%, primarily due to certain deferred selling costs being charged off because signing up the prospective client is no longer deemed to be probable.

Research and Development Expenses. Research and development expenses for the three months ended January 31, 2008 were $51,115, compared to $85,524 for the same period in the prior year, a decrease of $34,409 or 40.2%, primarily due to a decrease in the number of personnel devoted to research and development activities.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2008 were $1,214,733, compared to $541,512 for the same period in fiscal 2007, an increase of $673,221, or 124.3% . Salary costs increased by $173,355, from $294,495 to $467,850, primarily due to an increase in headcount in our engineering and design departments. Professional fees expense increased by $386,719, from $66,545 to $453,264, primarily due to additional resources required to comply with existing and new SEC filing requirements, including two registration statement amendments.

Other Income (Expense)

Interest Income. Interest income for the three months ended January 31, 2008 was $107,352, compared to $14,748 in the same period in fiscal 2007, an increase of 628%, which is due to higher cash balances from the receipt of purchase deposits and private placement proceeds.

Other Income. Other income for the three months ended January 31, 2008 was none, compared to $92,256 in the same period in fiscal 2007, which is due to the completion of the Department of Energy program.

Other Expense. Other expense (including interest expense, amortization of deferred financing costs, amortization of deferred debt discount and change in the value of warrants and conversion option) for the three months ended January 31, 2008 was none, compared to $157,194 in the same period in fiscal 2007, due to the convertible notes being fully paid-off or converted and due to the termination of Cornell’s 2005 registration rights.

Liquidity and Capital Resources

We have historically incurred net losses from operations, although operating activities generated $5,042,260 of cash during the fiscal year ended October 31, 2007, primarily due to the receipt of $8,250,000 of deposits associated with two new sales agreements. For the three months ended January 31, 2008, net cash used in operating activities was $465,041, despite the receipt of a $1,445,500 purchase deposit. As of January 31, 2008, we had cash and cash equivalents of $11,096,288 and had working capital of $1,148,610. Subsequent to January 31, 2008, we received an additional deposit of $300,000 in connection with the aforementioned sales agreements.

We have historically raised funds through the sale of equity and debt instruments. Although no funds were raised during the three months ended January 31, 2008, during the year ended October 31, 2007, we received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions.

Although we believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months, there is no assurance that unforeseen circumstances will not have a material effect on our business that could require us to raise additional capital or take other measures to conserve liquidity in order to sustain operations.

Operating activities used $465,041 of cash and cash equivalents during the three months ended January 31, 2008, primarily due to a net loss of $1,400,435, offset by $225,109 of non-cash charges, plus a $646,000 cash outflow associated with a deposit toward the purchase of certain inventory items, partially offset by the receipt of a $1,445,500 deposit. Operating activities used $777,969 of cash and cash equivalents during the three months ended January 31, 2007, primarily due to a net loss of $872,697, offset by $311,111 of non-cash charges.

Investing activities resulted in $51,534 and $70,827 of cash outflows during the three months ended January 31, 2008 and 2007, respectively, due to the purchase of equipment.

There were no financing activities during the three months ended January 31, 2008. Financing activities used $188,351 of cash for convertible debenture repayments during the three months ended January 31, 2007.

On December 14, 2007, we executed a $3,230,000 purchase order agreement to purchase certain inventory items for which we paid the aforementioned $646,000 deposit plus an additional $484,500 subsequent to January 31, 2008. The remaining payments are scheduled to be paid in installments over twenty-six weeks.

We have been, and will continue to be, dependent upon the deposits and progress payments from the sale of distributorship agreements, sales of our products and sales of our securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the sources described above, as well as demonstration and testing programs, joint development programs, build, own and operate facilities and cash generated from the operation of our business.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

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

Credit Risk — Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material operating losses due to credit risk.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on their evaluation of the Company’s disclosure controls and procedures, which took place as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were not effective at the “reasonable assurance” level. These controls ensure that the Company is able to collect, process and disclose the information required in the reports that the Company files with the SEC within the required time period.

Our independent auditors have reported to our Board of Directors a matter involving internal controls that our independent auditors considered to be a reportable condition and material weakness, under standards established by the Public Company Accounting Oversight Board. The material weakness we identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.

Given this reportable condition and material weakness, management devoted additional resources, including the engagement of an outside consultant, to address disclosure issues during the three month period ending January 31, 2008. As a result, we are confident that our financial statements for the three months ended January 31, 2008 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable condition and material weakness affected the results for the three months ended January 31, 2008 or any prior period.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARTECH ENVIRONMENTAL CORPORATION
(Registrant)

Dated: March 17, 2008	BY: /s/ Joseph F. Longo
Joseph F. Longo
Chairman, Chief Executive Officer, President and Director

Dated: March 17, 2008	BY: /s/ Peter J. Scanlon
Peter J. Scanlon
Chief Financial Officer, Secretary, Vice President,
and Principal Financial Officer