Form 10-Q
period 2008-04-30
STARTECH ENVIRONMENTAL CORP
filed 2008-06-19
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2008

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities ExchangeAct of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [    ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ] NO [ x ]

As of June 10, 2008, 23,276,952 shares of common stock of the registrant were outstanding.

STARTECH ENVIRONMENTAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Balance Sheets

	April 30, 2008	October 31,
	(unaudited)	2007

ASSETS

Current assets:

Cash and cash equivalents	$9,825,547	$11,612,863
Accounts receivable	3,373,250	2,891,250
Note receivable	385,000	385,000
Inventories	1,156,306	550,821
Vendor deposits	1,130,500	-
Prepaid expenses and other current assets	178,266	100,372

Total current assets	16,048,869	15,540,306

Equipment and leasehold improvements, net	1,969,974	1,973,757

Other assets	60,016	89.374

Total assets	$18,078,859	$17,603,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$471,124	$260,594
Customer deposits and deferred revenue	15,608,137	12,931,144

Total liabilities	16,079,261	13,191,738

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value; 800,000,000 shares authorized;
23,110,546 issued and outstanding at April 30, 2008 and
23,072,775 issued and outstanding at October 31, 2007	33,996,654	33,938,101
Additional paid-in capital	5,597,897	5,481,497
Deferred leasing costs	(138,076)	(256,426)
Accumulated deficit	(37,456,877)	(34,751,473)

Total stockholders' equity	1,999,598	4,411,699

Total liabilities and stockholders' equity	$18,078,859	$17,603,437

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
 Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Revenue	$27,479	$191,976	$135,467	$257,952

Cost of revenue	13,473	36,503	116,522	87,760

Gross profit	14,006	155,473	18,945	170,192

Operating expenses:

Selling expenses	182,163	144,765	373,806	309,583
Research and development expenses	47,620	84,980	98,735	170,505
General and administrative expenses	1,092,032	860,880	2,306,766	1,398,790
Depreciation and amortization expenses	56,824	45,131	112,060	90,503

Total operating expenses	1,378,639	1,135,756	2,891,367	1,969,381

Loss from operations	(1,364,633)	(980,283)	(2,872,422)	(1,799,189)

Other income (expense):

Interest income	59,664	11,389	167,018	26,137
Interest expense	-	-	-	(16,045)
Amortization of deferred financing costs	-	(10,187)	-	(13,783)
Amortization of deferred debt discount	-	(72,131)	-	(101,858)
Change in value of warrants and conversion option	-	-	-	(107,826)
Other income	-	25,994	-	118,250

Total other income (expense)	59,664	(44,935)	167,018	(95,125)

Net loss before income taxes	(1,304,969)	(1,025,218)	(2,705,404)	(1,894,314)

Income taxes	-	1,167	-	4,768
Net loss	$(1,304,969)	$(1,026,385)	$(2,705,404)	$(1,899,082)

Per share data:
Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.09)

Weighted average common shares
outstanding - basic and diluted	23,092,637	21,378,226	23,084,378	21,043,862

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended
	April 30, 2008	April 30, 2007

Cash flows from operating activities:
Net loss	$(2,705,404)	$(1,899,082)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	116,400	211,280
Non cash consulting expenses	-	73,250
401(k) match through issuance of common stock	58,553	32,415
Depreciation and amortization	112,059	90,503
Amortization of deferred financing costs	-	13,783
Amortization of deferred leasing costs	118,350	98,625
Amortization of deferred debt discount	-	101,858
Change in value of warrants and conversion option	-	107,826
Changes in operating assets and liabilities:
Accounts receivable	(482,000)	(41,000)
Vendor deposits	(1,130,500)	-
Prepaid expenses and other current assets	(77,894)	507
Inventories	(605,485)	12,630
Other assets	29,358	(107)
Accounts payable and accrued expenses	210,530	(126,529)
Customer deposits and deferred revenue	2,676,993	(131,952)
Net cash used in operating activites	(1,679,040)	(1,455,993)

Cash flows used in investing activities:
Purchase of equipment	(108,276)	(110,154)
Cash used in investing activities	(108,276)	(110,154)

Cash flows from financing activities:
Repayments of convertible debenture	-	(191,857)
Proceeds from exercise of options, warrants and	-
common stock issuance	-	3,159,202
Net cash provided by financing activities	-	2,967,345

Net (decrease) increase in cash and cash equivalents	(1,787,316)	1,401,198

Cash and cash equivalents, beginning	11,612,863	2,279,914

Cash and cash equivalents, ending	$9,825,547	$3,681,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$16,045

Non-cash investing and financing activities:
Reclassification of derivative liabilities to equity	$-	$932,745

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Liquidity Matters.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the “Company” or “Startech”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, as filed with the SEC on January 29, 2008. Operating results for the three and six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2008, or any other interim period.

Liquidity Matters

The Company has historically incurred net losses from operations, although operating activities generated $5,042,260 of cash during the fiscal year ended October 31, 2007, primarily due to the receipt of $8,250,000 of deposits associated with two new sales agreements. For the six months ended April 30, 2008, net cash used in operating activities was $1,679,040, despite the receipt of $2,737,460 of customer deposits. As of April 30, 2008, the Company had cash and cash equivalents of $9,825,547 and had a negative working capital of $30,392. Subsequent to April 30, 2008, the Company has not received any additional deposits in connection with the aforementioned sales agreements.

The Company has historically raised funds through the sale of equity and debt instruments. Although no such funds were raised during the six months ended April 30, 2008, during the year ended October 31, 2007, the Company received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of a total of 2,081,149 shares of the Company’s common stock pursuant to various private placement transactions.

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

Note 2 – Summary of Certain Significant Accounting Policies.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

In many cases, the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in the State of Connecticut. The Company remains subject to federal or state income tax examinations by tax authorities for the fiscal year ended October 31, 2004 and thereafter.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of April 30, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company has a deferred tax asset of approximately $11,900,000 as of April 30, 2008, primarily relating to federal net operating loss carryforwards of approximately $30,100,000 available to offset future taxable income through 2028. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the presentation used in the fiscal 2008 financial statements. The reclassifications had no effect on net losses as previously reported.

Net Loss per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue shares of common stock were exercised or converted into shares of common stock. Potentially dilutive securities realizable from the exercise of options and warrants aggregating 10,104,952 and 8,804,240 at April 30, 2008 and 2007, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently in the process of evaluating the impact of the adoption of SFAS 161 on its results of operations and financial condition.

     In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (4) by requiring that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. . The Company is currently in the process of evaluating the impact of the adoption of SFAS 160 on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Note 3 — Note Receivable.

On October 25, 2006, the Company received a promissory note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007, but the amount is past due. The entity requested, and the Company agreed, to extend the maturity to March 15, 2008. On April 14, 2008, the entity requested to make, and the Company agreed to accept, monthly $50,000 installment payments on this note beginning on May 25, 2008 and concluding with a final $135,000 payment on October 25, 2008. The Company has not received the initial $50,000 payment owed to the Company. On June 9, 2008, the entity requested and the Company granted an additional extension to August 1, 2008. There can be no assurance that the Company will receive all or any portion of this payment or any subsequent payments. The Company has recorded the corresponding $385,000 liability within customer deposits and deferred revenue in the condensed consolidated balance sheets.

Note 4 – Inventories.

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	April 30,	October 31,
	2008	2007

Raw materials	$192,841	$263,841
Work-in-process	963,465	286,980

	$1,156,306	$550,821

Note 5 – Cornell Transactions.

2007 Standby Equity Distribution Agreement

On April 11, 2007, the Company entered into a Standby Equity Distribution Agreement (“2007 SEDA”) with Cornell Capital Partners, L.P. (“Cornell”). Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2007 SEDA, Cornell will pay the Company 96% of the lowest closing bid price of the Company’s common stock for the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the 2007 SEDA. Cornell’s obligation to purchase shares of the Company’s common stock issuable under the 2007 SEDA is subject to certain conditions and limitations, including an effective registration statement covering the resale shares of the Company’s common stock under the 2007 SEDA. The Company incurred a placement agent fee of $5,000 under the Placement Agent Agreement relating to the 2007 SEDA. Currently, the registration statement covering the resale of shares of common stock issuable under the 2007 SEDA has not been filed and the 2007 SEDA is not available for use.

2007 Securities Purchase Agreement

On April 11, 2007, pursuant to a securities purchase agreement, the Company issued and sold to Cornell 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of $2,000,000 (“2007 SPA”). In connection with the issuance of the common stock, the Company issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of the Company’s common stock at an exercise price per share of $3.40 per share and $4.40 per share, respectively. On May 10, 2007, the exercise price of all of these warrants was adjusted to $2.20, in accordance with the warrant terms. The warrants expire on April 11, 2011. The 2007 SPA provided Cornell with registration rights (“2007 Registration Rights”) to register for resale the shares of common stock issued to Cornell. In connection with the 2007 SPA, the Company paid an origination fee to Cornell in the form of 41,666 shares of common stock and a cash payment of $95,000. Pursuant to the 2007 Registration Rights, the Company is obligated to file a registration statement within 45 days of April 11, 2007 and obtain effectiveness no later than 120 days following such date (or 150 days if the registration statement receives a “full review” by the SEC) and maintain effectiveness of such registration agreement until all the shares may be sold without regard to manner of sale requirements and volume limitations pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). In the event the Company does not obtain effectiveness within the time periods described above, and if certain other events occur, the Company is subject to liquidated damages in an amount, in cash, equal to 1% of the purchase price paid by Cornell for the shares of common stock issued pursuant to the 2007 SPA, plus an additional 1% for each additional month an effective registration is delayed, up to a maximum of 12%, or $240,000, payable in cash. In accordance with FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which specifies that a contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured if the obligation becomes probable and is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has recognized a contingent obligation in its financial statements.

In connection with the 2007 Registration Rights, the Company filed a registration statement on Form S-1 on June 1, 2007, filed Amendment No. 1 to Form S-1 on October 31, 2007, filed Amendment No. 2 to Form S-1 on March 11, 2008, filed Amendment No. 3 to Form S-1 on May 13, 2008 and filed Amendment No. 4 to Form S-1 on May 30, 2008. The 150 day deadline for the registration statement to be declared effective passed in early September 2007. The registration statement was declared effective by the SEC on June 3, 2008. However, on February 15, 2008, an amendment of SEC Rule 144 under the Securities Act became effective. Consequently, the shares of common stock issued pursuant to the 2007 SPA are freely tradable without the need for an effective registration statement.

Note 6 – Sales Concentrations.

During the three months ended April 30, 2008 and 2007, approximately $27,500 (100%) and $65,976 (34%) of the Company’s revenue was derived from the amortization of two distributorship agreements. Additionally, during the three months ended April 30, 2007, $126,000 (66%) of the Company’s revenue was generated from the sale and installation of manufactured parts to one customer. During the six months ending April 30, 2008, $75,000 (55%) and $60,467 (45%) of the Company revenues was generated from the sale and installation of manufactured parts to one customer, respectively.

Note 7 — Stockholders’ Equity.

Common Stock

The Company sponsors an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of shares of common stock at the prevailing current market price and vest equally over an employee’s initial three-year service period. The Company matches the first ten percent of an employee’s contributions on a dollar-for-dollar basis, up to the maximum contribution allowed under the Internal Revenue Code. Contributions for the six months ended April 30, 2008 and 2007 were $58,553, and $32,415, respectively. These contributions were, or will be, made through the issuance of 45,439 and 11,899 shares of common stock, respectively. Contributions for the three months ended April 30, 2008 and 2007 were $32,153, and $17,064, respectively. These contributions were, or will be, made through the issuance of 27,791 and 5,922 shares of common stock, respectively.

Warrants

A summary of warrant activity for the six months ended April 30, 2008 is as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding, November 1, 2007	9,693,827	$4.29
Granted	-	-
Exercised	-	-
Expired	(1,333,875)	6.28

Outstanding, April 30, 2008	8,359,952	$3.97

Exercisable, April 30, 2008	8,359,952	$3.97

Stock Options

On January 4, 2008, the Company issued options to purchase 45,000 shares of common stock exercisable at $1.73 per share to six employees, including executive officers. The options vested immediately upon grant and have an exercise period of ten years. During the six months ended April 30, 2008, the Company recorded a compensation charge equal to the $52,200 value of these options.

For the six months ended April 30, 2008 and 2007, the Company incurred aggregate stock-based compensation expense of $116,400 and $211,280, respectively. For the three months ended April 30, 2008 and 2007, the Company incurred aggregate stock-based compensation expense of $32,100 and $102,040, respectively. As of April 30, 2008, the total unrecognized compensation costs on non-vested options are $0.

In addition, in February 2008, the Company’s board of directors adopted a resolution to amend the Company’s 2000 Stock Option Plan to increase the number of shares of common stock with respect to which stock options may be granted by 1,000,000 shares, subject to the approval of shareholders at the annual meeting of shareholders, which took place on May 7, 2008. At the annual meeting, the Company received the requisite vote of shareholders to approve the increase of the number of shares that may be issued under the Company’s 2000 Stock Option Plan.

The fair value of share-based payment awards have been estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Six months ended
	April 30
	2008	2007

Risk-free interest rate range	3.18%	4.78%-5.00%
Dividend yield	N/A	N/A
Expected volatility	82%	76%
Expected life in years	5	4.5

Note 7 - Stockholders' Equity - continued

A summary of option activity for the six months ended April 30, 2008 is as follows:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at November 1, 2007	1,700,000	$4.82
Granted	45,000	1.73
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at April 30, 2008	1,745,000	$4.74	$2,700
Exercisable at April 30, 2008	1,745,000	$4.74	$2,700

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

Sales Agreements

On May 10, 2007, the Company entered into a Plasma Converter System ("PCS") purchase agreement with a customer for an aggregate sales price of $19,275,000. The purchase price is being paid in installments and the Company received $9,155,500 through April 30, 2008. As of April 30, 2008, deposits aggregating $3,373,250 were past due and are reflected in Accounts Receivable. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

On August 10, 2007, the Company entered into a PCS purchase agreement with a customer for an aggregate sales price of $5,400,000. Through April 30, 2008, the Company has received $1,350,000 in payments relating to this agreement. The balance of the purchase price is scheduled to be paid in installments. As of March 5, 2008, the Company agreed to a revised payment schedule with the customer to extend the $540,000 payment scheduled originally due on May 15, 2008 to June 15, 2008. As of June 16, 2008 the Company has not yet received this payment. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

For both agreements referred to above, the down payment and installment payments received and accrued have been included as part of customer deposits and deferred revenue in the consolidated balance sheet. Final installments will be made upon the issuance of a certificate of completion if and when the installation of the PCSs has been completed. All amounts, other than the down payment, not paid by the customer within 30 days after such amounts become due and payable to the Company, shall bear interest as stated, but not to exceed the maximum rate of interest allowed by applicable law.

Purchase Commitment

On December 14, 2007, the Company entered into a purchase agreement to purchase certain inventory items for a total purchase price of $3,230,000. In connection with this purchase agreement, the Company has made payments aggregating $1,130,500 through April 30, 2008. Such amount has been recorded within Vendor Deposits in the condensed consolidated balance sheet as of April 30, 2008. Subsequent to April 30, 2008, the Company made additional payments of $1,130,500 in connection with this agreement. In the event that this purchase agreement is cancelled by the Company, the Company may be responsible for certain unbilled costs, as defined in the agreement.

Operating Leases

Twelve Months Ended
April 30,	Annual Rent

2009	$187,532
2010	12,218
Total	$199,750

The Company leases office space under non-cancelable operating leases through June 2009. The following table shows the Company’s future lease commitments under its operating leases:

Concentration of Credit Risk

The Company’s cash and cash equivalents consist of cash balances at one financial institution and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. At April 30, 2008, uninsured cash balances were approximately $9,700,000. The Company believes it is not exposed to any significant credit risk for cash.

Note 9 – Litigation and Other Contingencies

On April 30, 2008, the Company received a letter from Plasco Energy Group Inc., or Plasco, indicating that Plasco filed a complaint against the Company in the United States District Court for the Southern District of Texas, Houston Division, alleging that the Company’s Plasma Converter System infringes a January 1994 U.S. patent entitled “Municipal Solid Waste Disposal Process” issued to Carter and Tsangaris of Ottawa, Canada. On June 13, 2008, the Complaint was dismissed, without prejudice, by the United States District Court for the Southern District of Texas. In addition, although the Company is confident that it does not infringe on Plasco's patent, the Company has obtained assurance from Plasco's counsel that Plasco has agreed not to sue the Company for infringement of the patent.

In addition to the matters noted above, the Company is a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 10 – Subsequent Events.

Common Stock Issuances

Subsequent to April 30, 2008, the Company issued 16,406 shares of its common stock valued at $32,153 to its 401(k) plan as a matching contribution.

On May 2, 2008, the Company issued 150,000 shares of its common stock to its 401(k) plan as a non-discretionary contribution to the 401(k) plan participants.

Note 10 – Subsequent Events continued.

Cornell Warrant Agreement

On May 6, 2008, the Company reduced to writing prior oral agreements with Cornell whereby Cornell agreed to waive the anti-dilution provisions in the September 15, 2005 warrants issued to them as they relate to the private placement of shares of the Company’s common stock that occurred subsequent to September 15, 2005 at a price per share below $2.53, which issuance would have resulted in downward adjustments to the exercise price of the warrants to $1.88 per share and an increase in the number of shares upon exercise of those warrants to 874,734 shares of the Company’s common stock. In consideration of this written agreement, the Company agreed to issue to Cornell new warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.50 per share. These warrants will expire three years from the date issued and will have substantially the same terms as the warrants issued on September 15, 2005, except that the full-ratchet anti-dilution rights will expire on September 15, 2008.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect management’s current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act (which should be read in conjunction with this Quarterly Report on Form 10-Q).

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

Overview

We are an environmental technology company that fabricates and sells a recycling system for the global marketplace using components manufactured by third parties. We believe that our plasma processing technology, known as the Plasma Converter System, achieves closed-loop elemental recycling that destroys hazardous and non-hazardous waste and industrial by-products and is capable of converting them into useful commercial products. These products could include a synthesis gas called PCG (Plasma Converted Gas), surplus energy for power, hydrogen, metals and silicate for possible use and sale by users of the Plasma Converter System (“PCS”).

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

  Current waste disposal and remediation techniques such as landfills and incineration becoming regulatory, socially and environmentally less acceptable;
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

Our business model and our market development strategies arise from our mission, which is to change the way the world views and employs discarded materials. We expect to achieve this objective by strategically marketing a series of products and services emanating from our core Plasma Converter System technology that could possibly produce saleable fossil fuel alternatives while possibly providing a safer and healthier environment. We expect to implement this strategy through sales of our Plasma Converter System with our providing after-sales support and service, build own and operate/build own and transfer of ownership facilities, joint development projects and engineering services.

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

Recent Developments

Renegotiation of Sales Agreement Payment Schedule

On May 10, 2007, the Company entered into a sales agreement with EnviroSafe Corp. for the sale of certain Plasma Converter Systems to be located at a former pharmaceutical facility in Puerto Rico. EnviroSafe has advised Startech that it expects to acquire this property in mid-July 2008. Management has been advised that delays on the closing of that facility by EnviroSafe have caused delays in Startech's receipt of agreed upon payments from EnviroSafe until the facility closing is completed by EnviroSafe. As of April 30, 2008, deposits aggregating $3,373,250 have been received. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payment.

On August 10, 2007, the Company entered into a sales agreement with Waste2GreenEnergy Ltd (w2ge) for the purchase of certain Plasma Converter Systems to be located at a new facility to be built in Bytom, Poland. There have been delays in Bytom in the w2ge PCS program that have caused w2ge to request from the Company a delay until late June 2008 and a subsequent rescheduling of the fixed partial-payments called for by the contract which request has been granted by the Company. As of March 5, 2008, we agreed to a revised payment schedule with a customer and received a $300,000 installment payment on February 29, 2008. The Company has agreed to extend the payment schedule originally due on May 15, 2008 to June 15, 2008 . As of June 16, 2008, the Company has not yet received such payment. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

Purchase Commitment

On December 14, 2007, the Company entered into a purchase agreement to purchase certain inventory items for a total purchase price of $3,230,000. In connection with this purchase agreement, the Company has made payments aggregating $1,130,500 through April 30, 2008. Such amount has been recorded within vendor deposits in the condensed consolidated balance sheet as of April 30, 2008. Subsequent to April 30, 2008, the Company made additional payments of $1,130,500 in connection with this agreement. In the event that this purchase agreement is cancelled by the Company, the Company may be responsible for certain unbilled costs, as defined in the agreement.

Strategic Alliance

On March 23, 2008, we entered into a strategic alliance with Hydrogen Engine Center, Inc., or HEC, to combine HEC's alternative gas energy conversion technology and our Plasma Converter processing technology. HEC expects to deliver a hydrogen power generator system to us for demonstration purposes at our Bristol, Connecticut facility in or around May 2008. As of June 11, 2008, the hydrogen power generator system has not been delivered to us. In connection therewith, we announced our plan to produce and market a carbonless power system for "Green Electricity" in stationary facilities. It is expected that HEC's internal combustion engines will generate clean power for stationary facilities using the hydrogen produced by our Plasma Converter systems.

Other Developments

In February 2008, our board of directors adopted a resolution for us to reincorporate from Colorado to Delaware, and submitted such proposal to our shareholders for approval at our annual meeting of shareholders, which took place on May 7, 2008. The proposal to reincorporate to Delaware did not receive the requisite number of votes required to approve the reincorporation.

In addition, in February 2008, our board of directors adopted a resolution to amend our 2000 Stock Option Plan to increase the number of shares with respect to which stock options may be granted by 1,000,000 shares, subject to the approval of our shareholders at our annual meeting of shareholders, which took place on May 7, 2008. At the annual meeting, we received the requisite vote of our shareholders to approve the increase of the number of shares that may be issued under our 2000 Stock Option Plan.

Results of Operations Comparison of Three Months ended April 30, 2008 and 2007 Operations

Revenues. Our total revenues were $27,479 for the three months ended April 30, 2008, compared to $191,976 for the same period in fiscal 2007, a decrease of $164,497, or 85.7% . The decrease was primarily due to $126,000 of revenues relating to manufactured parts and installation materials for the fiscal 2008 period compared to the fiscal 2007 period. This revenue is attributable to an overhaul project for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program. Revenue from the amortization of distributor fees decreased to $27,479 for the three months ended April 30, 2008 compared to $65,976 for the same period in the prior year.The 36-month amortization period for two of the four distributor agreements that were being amortized during the three months ended April 30, 2008 were completed. Distribution fees that have been received but are not yet amortized are included in customer deposits and deferred revenue on the condensed consolidated balance sheet. Unamortized distribution fees declined to $171,981 at April 30, 2008, compared to $234,964 at October 31, 2007 and both amounts include $150,000 of fees received that are not yet being amortized, pending receipt of the remaining balance from the customer.

Gross Profit. Gross profit was $14,006 for the three months ended April 30, 2008, compared to $155,473 in the same period in fiscal 2007, or a decrease of $141,467 or 91.0%, due to less revenue generated from the Mihama project and lesser amortization of distributor fees compared to the prior year.

Selling Expenses. Selling expenses for the three months ended April 30, 2008 were $182,163, compared to $144,765 for the same period in the prior year, an increase of $37,398, or 25.8%, primarily due to higher marketing expenses.

Research and Development Expenses. Research and development expenses for the three months ended April 30, 2008 were $47,620, compared to $84,980 for the same period in the prior year, a decrease of $37,360 or 43.9%, primarily due to a decrease in the number of personnel devoted to research and development activities.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2008 were $1,092,032, compared to $860,880 for the same period in fiscal 2007, an increase of $231,152, or 26.9% . Stock based compensation expense decreased by $69,940 to $32,100 for the three months ended April 30, 2008 versus $102,000 for the three months ended April 30, 2007, primarily due to a larger quantity of option grants being amortized during the prior period. Professional fees including consultants, legal and shareholder relations increased by $150,134, from $257,266 to $407,400, primarily due to SEC filing requirements, including two registration statement amendments, , and new filing requirement relating to compensation and new proxy proposals for our 2007 annual shareholders meeting.

Depreciation and Amortization Expenses. Depreciation and Amortization expenses for the three months ended April 30, 2008 were $56,824, compared to $45,131 for the same period in the prior year, an increase of $11,693, or 25.9%, primarily due to higher depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income (Expense)

Interest Income. Interest income for the three months ended April 30, 2008 was $59,664, compared to $11,389 in the same period in fiscal 2007, an increase of 423%, which is due to higher cash balances from the receipt of customer deposits and private placement proceeds.

Other Income. Other income for the three months ended April 30, 2008 was $0, compared to $25,994 in the same period in fiscal 2007, which is due to the completion of the Department of Energy program.

Other Expense. Other expense (including amortization of deferred financing costs and amortization of deferred debt discount) for the three months ended April 30, 2008 was $0, compared to $82,318 in the same period in fiscal 2007, due to the convertible notes being fully paid-off or converted.

Results of Operations

Comparison of Six Months Ended April 30, 2008 and 2007

Operations

Revenues. Total revenues were $135,467 for the six months ended April 30, 2008, compared to $257,952 for the same period in fiscal 2007, an decrease of $122,485, or 47.5% . Mihama revenue decreased by $51,000 for the six months ended April 30, 2008 compared to the six months ended April 30, 2007, primarily due to revenues for manufactured parts and installation. This revenue is attributable to an overhaul project for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program. Additionally, there was a $71,485 decline in the amortization of distributor fees, to $60,467 from $131,952, because the 36-month amortization period ended in fiscal 2007 for two of the four distributor fees that were being amortized during the six months ended April 30, 2008.

Gross Profit. Gross profit was $18,945 for the six months ended April 30, 2008, compared to $170,192 in the same period in fiscal 2007, or a decrease of $151,247 or 88.9%, due to higher product costs relating to the Mihama project and less revenue from the amortization of distributor fees in fiscal 2007.

Selling Expenses. Selling expenses for the six months ended April 30, 2008 were $373,806, compared to $309,583 for the same period in the prior year, an increase of $64,223, or 20.7%, primarily due to higher marketing expenses relating to attempted sales of the PCS and higher consulting expenses.

Research and Development Expenses. Research and development expenses for the six months ended April 30, 2008 were $98,735, compared to $170,505 for the same period in the prior year, a decrease of $71,770 or 42.1%, primarily due to a decrease in the number of personnel devoted to research and development activities.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2008 were $2,306,766, compared to $1,398,790 for the same period in fiscal 2007, an increase of $907,975, or 64.9% . Salary costs increased by $209,201, from $637,486 to $846,687, primarily due to salary increases and an increase in headcount in our engineering and design departments. Professional fees including consultants, legal and shareholder relations increased by $799,848, from $150,323 to $950,171, primarily due to SEC filing requirements, including two registration statement amendments, and new filing requirements relating to compensation and new proxy proposals for the 2007 annual meeting. Rent expenses decreased by $92,525 to $221,622 for the six months ended April 30, 2008 compared to $314,147 for the same period in the prior year as a result of relocating our new corporate office. Additionally, stock based compensation expense was $116,400 for the six months ended April 30, 2008 versus $211,280 compared to the prior year. The increase is primarily due to a larger quantity of option grants being amortized during the prior period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended April 30, 2008 were $112,060, compared to $90,503 for the same period in the prior year, an increase of $21,557, or 23.8%, primarily due to higher depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income (Expense)

Interest Income. Interest income for the six months ended April 30, 2008 was $167,018, compared to $26,137 in the same period in fiscal 2007, an increase of 539%, which is due to higher cash balances from the receipt of customer deposits and private placement proceeds.

Other Income. Other income for the six months ended April 30, 2008 was $0, compared to $118,250 in the same period in fiscal 2007, which is due to the completion of the Department of Energy program.

Other Expense. Other expense (including interest expense, amortization of deferred financing costs, amortization of deferred debt discount and change in the value of warrants and conversion option) for the six months ended April 30, 2008 was $0, compared to $239,512 in the same period in fiscal 2007, due to the convertible notes issued to Cornell Capital Partners having been fully paid-off or converted to shares of common stock.

Liquidity and Capital Resources

We have historically incurred net losses from operations, although operating activities generated $5,042,260 of cash during the fiscal year ended October 31, 2007, primarily due to the receipt of $8,250,000 of installment payments associated with two sales agreements. For the six months ended April 30, 2008, net cash used in operating activities was $1,679,040, despite the receipt of $2,737,460 of customer deposits. As of April 30, 2008, we had cash and cash equivalents of $9,825,547 and had a negative working capital of $30,392. Subsequent to April 30, 2008, we have not received any additional deposits in connection with the aforementioned sales agreements.

We have historically raised funds through the sale of equity and debt instruments. Although no such funds were raised during the six months ended April 30, 2008, during the fiscal year ended October 31, 2007, we received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions.

Although we believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months, there is no assurance that unforeseen circumstances will not have a material effect on our business that could require us to raise additional capital or take other measures to conserve liquidity in order to sustain operations.

Operating activities used $1,679,040 of cash and cash equivalents during the six months ended April 30, 2008, primarily due to a net loss of $2,705,404, offset by $405,362 of non-cash charges, plus a $1,130,500 cash outflow associated with a deposit toward the purchase of certain inventory items, partially offset by the receipt of a $2,737,460 in customer deposits.

Investing activities resulted in $108,276 of cash outflows during the six months ended April 30, 2008 due to the purchase of equipment.

On December 14, 2007, the Company entered into a purchase agreement to purchase certain inventory items for a total purchase price of $3,230,000. In connection with this purchase agreement, the Company has made payments aggregating $1,130,500 through April 30, 2008. Such amount has been recorded within Vendor Deposits in the condensed consolidated balance sheet as of April 30, 2008. Subsequent to April 30, 2008, the Company made additional payments of $1,130,500 in connection with this agreement. In the event that this purchase agreement is cancelled by the Company, the Company may be responsible for certain unbilled costs, as defined in the agreement.

We have been, and will continue to be, dependent upon the deposits and progress payments from distributorship agreements, sales of our products and sales of our securities. It is anticipated that our capital requirements for future periods will increase and our future working capital needs will be obtained from the sources described above, and possibly demonstration and testing programs, joint development programs, build, own and operate facilities and cash generated from the operation of our business.

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

Recent Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently in the process of evaluating the impact of the adoption of SFAS 161 on its results of operations and financial condition.

     In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition..

     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (4) by requiring that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently in the process of evaluating the impact of the adoption of SFAS 160 on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Effectiveness of Registration Statement

In connection with the effectiveness of the Company's Registration Statement on Form S-1 filed on behalf of certain selling securityholders on May 30, 2008 (Registration No. 333-145903), it was disclosed to certain of the parties named as selling securityholders in that Registration Statement that through May 28, 2008, and the Company is disclosing herein that, there were no changes in capital stock or any increases in long-term debt of the Company, as compared to the amounts shown on the Company's January 31, 2008 unaudited condensed consolidated balance sheet, and for the period from February 1, 2008 to May 28, 2008, there were no material changes in the Company's profitability of operations compared to the amounts shown on the Company's unaudited condensed consolidated statement of operations for the three months ended January 31, 2008, except in all instances for changes, increases or decreases that the Registration Statement discloses have occurred or may occur.

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

Our independent auditors have reported to our Board of Directors a matter involving internal controls that our independent auditors considered to be a reportable condition and material weakness, under standards established by the Public Company Accounting Oversight Board. The material weakness identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.

Given this reportable condition and material weakness, management devoted additional resources, including the engagement of an outside consultant, to address disclosure issues during the three and six month periods ending April 30, 2008. As a result, we are confident that our financial statements for the three and six months ended April 30, 2008 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable condition and material weakness affected the results for the three and six months ended April 30, 2008 or any prior period.

Changes in Internal Control over Financial Reporting

During the six months ended April 30, 2008, there were no changes to our internal control over financial reporting that have materially affected, or are resonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

On April 30, 2008, the Company received a letter from Plasco Energy Group Inc., or Plasco, indicating that Plasco filed a complaint against the Company in the United States District Court for the Southern District of Texas, Houston Division, alleging that the Company’s Plasma Converter System infringes a January 1994 U.S. patent entitled “Municipal Solid Waste Disposal Process” issued to Carter and Tsangaris of Ottawa, Canada. On June 13, 2008, the Complaint was dismissed, without prejudice, by the United States District Court for the Southern District of Texas. In addition, despite the fact that the Company is confident that it does not infringe on Plasco's patent, the Company has obtained assurance from Plasco's counsel that Plasco has agreed not to sue the Company for infringement of the patent.

In addition to the matters noted above, the Company is a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

The 2007 annual meeting of shareholders of the Company was held on May 7, 2008.

(a)  The following persons were elected as directors pursuant to the votes indicated:

Name	For	Withheld

L. Scott Barnard	12,958,947	2,523,313
Joseph A. Equale	12,955,667	2,526,593
Joseph F. Longo	12,930,849	2,551,411
Chase P. Withrow III	12,934,695	2,547,565
John J. Fitzpatrick	12,934,382	2,547,878

(b) The proposal to reincorporate from the State of Colorado to the State of Delaware was not approved due to not receiving required number of votes to approve this proposal pursuant to the votes indicated.

For	Withheld	Abstain

4,925,470	912,587	20,852

(c) The proposal to amend the Company’s 2000 Stock Option Plan to increase the number of shares of common stock authorized for issuance in connection with the granting of stock options by 1,000,000 shares was approved pursuant to the votes indicated;

For	Withheld	Abstain
5,182,927	1,332,879	53,103

(d)	The ratification of the appointment of Marcum & Kliegman LLP as the Company’s independent public accountants for the fiscal year ending October 31, 2008 was approved pursuant to the votes indicated:

For	Withheld	Abstain
13,925,552	1,476,376	80,332

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

STARTECH ENVIRONMENTAL CORPORATION
(Registrant)

Dated: June 18, 2008	BY: /s/ Joseph F. Longo
Joseph F. Longo
Chairman, Chief Executive Officer, President and Director

Dated: June 18, 2008	BY: /s/ Peter J. Scanlon
Peter J. Scanlon
Chief Financial Officer, Secretary, Vice President,
and Principal Financial Officer