Form 10-Q/A
period 2008-04-30
STARTECH ENVIRONMENTAL CORP
filed 2008-06-26
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment No. 1
to
FORM 10-Q

[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1286576
(State of incorporation)	(I.R.S. Employer
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended April 30, 2008 filed on June 19, 2008 (the “Original Filing”). This Amendment is being filed solely to revise the section entitled “Renegotiation of Sales Agreement Payment Schedule” under Item 2. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment has not resulted in any changes to our previously reported financial results. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the Original Filing.

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

Note 2 — Summary of Certain Significant Accounting Policies, continued.

Income Taxes

Effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax b enefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

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

     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent’s ownership interest while the parent retains its controlling financial interest i n its subsidiary be accounted for consistently, (4) by requiring that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. . The Company is currently in the process of evaluating the impact of the adoption of SFAS 160 on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any busine sses acquired after the effective date of this pronouncement.

Note 3 — Note Receivable.

On October 25, 2006, the Company received a promissory note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007, but the amount is past due. The entity requested, and the Company agreed, to extend the maturity to March 15, 2008. On April 14, 2008, the entity requested to make, and the Company agreed to accept, monthly $50,000 installment payments on this note beginning on May 25, 2008 and concluding with a final $135,000 payment on October 25, 2008. The Company has not received the initial $50,000 payment owed to the Company. On June 9, 2008, the entity requested and the Company granted an additional extension to August 1, 2008. There can be no assurance that the Company will receive all or any portion of this payment or any subsequent payments. The Company has recorded the corresponding $38 5,000 liability within customer deposits and deferred revenue in the condensed consolidated balance sheets.

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

Note 10 – Subsequent Events continued.

Cornell Warrant Agreement

On May 6, 2008, the Company reduced to writing prior oral agreements with Cornell whereby Cornell agreed to waive the anti-dilution provisions in the September 15, 2005 warrants issued to them as they relate to the private placement of shares of the Company’s common stock that occurred subsequent to September 15, 2005 at a price per share below $2.53, which issuance would have resulted in downward adjustments to the exercise price of the warrants to $1.88 per share and an increase in the number of shares upon exercise of those warrants to 874,734 shares of the Company’s common stock. In consideration of this written agreement, the Company agreed to issue to Cornell new warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.50 per share. These warrants will expire three years from the date issued and will ha ve substantially the same terms as the warrants issued on September 15, 2005, except that the full-ratchet anti-dilution rights will expire on September 15, 2008.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or obje ctives of management, are intended to identify forward-looking statements. These statements reflect management’s current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act (which should be read in conjunction with this Quarterly Report on Form 10-Q).

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

Recent Developments

Renegotiation of Sales Agreement Payment Schedule

On May 10, 2007, the Company entered into a sales agreement with EnviroSafe Corp. for an aggregate sales price of $19,275,000 for the sale of certain Plasma Converter Systems to be located at a former pharmaceutical facility in Puerto Rico. The purchase price is being paid in installments and the Company received $9,155,500 through April 30, 2008. EnviroSafe has advised Startech that it expects to acquire this property in mid-July 2008. Management has been advised that delays on the closing of the acquisition of that facility by EnviroSafe have caused delays in Startech's receipt of agreed upon payments from EnviroSafe until the facility closing is completed by EnviroSafe. As of April 30, 2008, deposits aggregating $3,373,250 were past due and are reflected in accounts receivable.  There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with EnviroSafe with respect to a revised delivery schedule related to past due payment.

On August 10, 2007, the Company entered into a sales agreement with Waste2GreenEnergy Ltd (w2ge) for an aggregate sales price of $5,400,000 for the sale of certain Plasma Converter Systems to be located at a new facility to be built in Bytom, Poland.  On August 20, 2007, the Company received a down payment of $540,000. In addition to the August 2007 down payment, the Company has received installment payments of $810,000 through April 30, 2008. Due to delays in the w2ge PCS program, as of March 5, 2008, the Company agreed to a revised payment schedule with w2ge and, in connection therewith, the Company agreed to extend the $540,000 payment originally due on May 15, 2008 to June 15, 2008. As of June 16, 2008, the Company has not yet received such payment. There can be no assurance that these payments or any other payments contemplated by this contr act will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised payment schedule related to past due payments.

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

Results of Operations Comparison of Three Months ended April 30, 2008 and 2007 Operations

Revenues. Our total revenues were $27,479 for the three months ended April 30, 2008, compared to $191,976 for the same period in fiscal 2007, a decrease of $164,497, or 85.7% . The decrease was primarily due to $126,000 of revenues relating to manufactured parts and installation materials for the fiscal 2008 period compared to the fiscal 2007 period. This revenue is attributable to an overhaul project for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program. Revenue from the amortization of distributor fees decreased to $27,479 for the th ree months ended April 30, 2008 compared to $65,976 for the same period in the prior year.The 36-month amortization period for two of the four distributor agreements that were being amortized during the three months ended April 30, 2008 were completed. Distribution fees that have been received but are not yet amortized are included in customer deposits and deferred revenue on the condensed consolidated balance sheet. Unamortized distribution fees declined to $171,981 at April 30, 2008, compared to $234,964 at October 31, 2007 and both amounts include $150,000 of fees received that are not yet being amortized, pending receipt of the remaining balance from the customer.

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

Results of Operations

Comparison of Six Months Ended April 30, 2008 and 2007

Operations

Revenues. Total revenues were $135,467 for the six months ended April 30, 2008, compared to $257,952 for the same period in fiscal 2007, an decrease of $122,485, or 47.5% . Mihama revenue decreased by $51,000 for the six months ended April 30, 2008 compared to the six months ended April 30, 2007, primarily due to revenues for manufactured parts and installation. This revenue is attributable to an overhaul project for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program. Additionally, there was a $71,485 decline in the amortization of dist ributor fees, to $60,467 from $131,952, because the 36-month amortization period ended in fiscal 2007 for two of the four distributor fees that were being amortized during the six months ended April 30, 2008.

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

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2008 were $2,306,766, compared to $1,398,790 for the same period in fiscal 2007, an increase of $907,975, or 64.9% . Salary costs increased by $209,201, from $637,486 to $846,687, primarily due to salary increases and an increase in headcount in our engineering and design departments. Professional fees including consultants, legal and shareholder relations increased by $799,848, from $150,323 to $950,171, primarily due to SEC filing requirements, including two registration statement amendments, and new filing requirements relating to compensation and new proxy proposals for the 2007 annual meeting. Rent expenses decreased by $92,525 to $221,622 for the six months ended April 30, 2008 compared to $314,147 for the same period in the prior y ear as a result of relocating our new corporate office. Additionally, stock based compensation expense was $116,400 for the six months ended April 30, 2008 versus $211,280 compared to the prior year. The increase is primarily due to a larger quantity of option grants being amortized during the prior period.

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

     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent’s ownership interest while the parent retains its controlling financial interest i n its subsidiary be accounted for consistently, (4) by requiring that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently in the process of evaluating the impact of the adoption of SFAS 160 on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any busine sses acquired after the effective date of this pronouncement.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Effectiveness of Registration Statement

In connection with the effectiveness of the Company's Registration Statement on Form S-1 filed on behalf of certain selling securityholders on May 30, 2008 (Registration No. 333-145903), it was disclosed to certain of the parties named as selling securityholders in that Registration Statement that through May 28, 2008, and the Company is disclosing herein that, there were no changes in capital stock or any increases in long-term debt of the Company, as compared to the amounts shown on the Company's January 31, 2008 unaudited condensed consolidated balance sheet, and for the period from February 1, 2008 to May 28, 2008, there were no material changes in the Company's profitability of operations compared to the amounts shown on the Company's unaudited condensed consolidated statement of operations for the three months ended January 31, 2008, except in all instances for changes, increases or decreases that the Registration Statement discloses have occurred or ma y occur.

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

STARTECH ENVIRONMENTAL CORPORATION
(Registrant)

Dated: June 25, 2008	BY: /s/ Joseph F. Longo
Joseph F. Longo
Chairman, Chief Executive Officer, President and Director

Dated: June 25, 2008	BY: /s/ Peter J. Scanlon
Peter J. Scanlon
Chief Financial Officer, Secretary, Vice President,
and Principal Financial Officer