Form 10-Q
period 2008-07-31
STARTECH ENVIRONMENTAL CORP
filed 2008-09-15
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from_____________________________to______________________________

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado		84-1286576
(State of incorporation)		(I.R.S. Employer
Identification Number)
88 Danbury Road, Suite 2A
Wilton, Connecticut 06897
(Address of principal executive offices, including zip code)

(203) 762-2499
(Registrant’s telephone number, including area code)

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

As of September 15, 2008, 23,326,178 shares of common stock of the registrant were outstanding.

STARTECH ENVIRONMENTAL CORPORATION

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Balance Sheets

	July 31, 2008	October 31, 2007
	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$6,574,213	$11,612,863
Accounts receivable	3,373,250	2,891,250
Note receivable	385,000	385,000
Inventories	4,572,104	550,821
Prepaid expenses and other current assets	178,266	100,372

Total current assets	15,082,833	15,540,306

Equipment and leasehold improvements, net	1,963,759	1,973,757

Other assets	60,016	89,374

Total assets	$17,106,608	$17,603,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$671,412	$260,594
Customer deposits and deferred revenue	15,591,643	12,931,144

Total liabilities	16,263,055	13,191,738

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value; 800,000,000 shares authorized;
23,297,161 issued and outstanding at July 31, 2008 and
23,072,775 issued and outstanding at October 31, 2007	34,202,922	33,938,101
Additional paid-in capital	5,628,497	5,481,497
Deferred leasing costs	(78,901)	(256,426)
Accumulated deficit	(38,908,965)	(34,751,473)

Total stockholders' equity	843,553	4,411,699

Total liabilities and stockholders' equity	$17,106,608	$17,603,437

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ending July 31,		Nine Months Ending July 31,
	2008	2007	2008	2007
Revenue	$16,494	$354,958	$151,961	$612,910
Cost of revenue	-	77,597	116,522	165,357
Gross profit	16,494	277,361	35,439	447,553
Operating expenses:
Selling expenses	164,008	293,477	537,815	603,060
Research and development expenses	48,284	43,260	147,019	213,765
General and administrative expenses	1,232,730	605,674	3,539,496	2,004,464
Asset impairment charge	-	126,000	-	126,000
Depreciation and amortization expenses	56,784	44,570	168,843	135,073
Total operating expenses	1,501,806	1,112,981	4,393,173	3,082,362
Loss from operations	(1.485,312)	(835,620)	(4,357,734)	(2,634,809)
Other income (expense):
Interest income	33,224	59,498	200,242	85,635
Interest expense	-	-	-	(16,045)
Amortization of deferred debt discount	-	-	-	(101,858)
Amortization of deferred financing costs	-	-	-	(13,783)
Change in value of warrants and conversion option	-	-	-	(107,826)
Other income	-	2,779	-	121,029
Total other income (expense)	33,224	62,277	200,242	(32,848)
Net loss before income taxes	(1,452,088)	(773,343)	(4,157,492)	(2,667,657)
Income taxes	-	166	-	4,934
Net loss	$(1,452,088)	$(773,509)	$(4,157,492)	$(2,672,591)
Per share data:
Net loss per share - basic and diluted	$(0.06)	$(0.03)	$(0.18)	$(0.12)
Weighted average common shares
outstanding - basic and diluted	23,274,712	22,973,476	23,148,520	21,694,135

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	July 31, 2008	July 31, 2007

Cash flows from operating activities:
Net loss	$(4,157,492)	$(2,672,591)
Adjustments to reconcile net loss to
net cash used in operating activities:
Asset impairment charge	-	126,000
Stock based compensation	147,000	263,054
Non cash consulting expenses	-	73,250
401(k) match through issuance of common stock	264,821	48,171
Depreciation and amortization	168,843	135,073
Amortization of deferred financing costs	-	13,783
Amortization of deferred leasing costs	177,525	157,800
Amortization of deferred debt discount	-	101,858
Change in value of warrants and conversion option	-	107,826
Changes in operating assets and liabilities:
Accounts receivable	(482,000)	(150,000)
Prepaid expenses and other current assets	(77,894)	3,007
Inventories	(4,021,283)	4,301
Other assets	29,358	(107)
Accounts payable and accrued expenses	410,818	(100,523)
Customer deposits and deferred revenue	2,660,499	4,631,840
Net cash (used in) provided by operating activites	(4,879,805)	2,742,742

Cash flows used in investing activities:
Purchase of equipment	(158,845)	(149,440)
Cash used in investing activities	(158,845)	(149,440)

Cash flows from financing activities:
Repayments of convertible debenture	-	(191,857)
Proceeds from exercise of options, warrants and
common stock issuance	-	4,699,205
Net cash provided by financing activities	-	4,507,348

Net (decrease) increase in cash and cash equivalents	(5,038,650)	7,100,650

Cash and cash equivalents, beginning	11,612,863	2,279,914

Cash and cash equivalents, ending	$6,574,213	$9,380,564

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Liquidity Matters. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the “Company” or “Startech”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, as filed with the SEC on January 29, 2008. Operating results for the three and nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2008, or any other interim period.

Liquidity Matters

The Company has historically incurred net losses from operations, although operating activities generated $5,042,260 of cash during the fiscal year ended October 31, 2007, primarily due to the receipt of $8,250,000 of deposits associated with two new sales agreements. For the nine months ended July 31, 2008, net cash used in operating activities was $4,879,805 despite the receipt of $2,737,460 of customer deposits. As of July 31, 2008, the Company had cash and cash equivalents of $6,574,213 and a working capital deficiency of $1,180,222. Subsequent to July 31, 2008, the Company has not received any additional deposits or other amounts in connection with the aforementioned sales agreements.

The Company has historically raised funds through the sale of equity and debt instruments. Although no such funds were raised during the nine months ended July 31, 2008, during the fiscal year ended October 31, 2007, the Company received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of a total of 2,081,149 shares of the Company’s common stock pursuant to various private placement transactions.

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

Note 2 – Summary of Certain Significant Accounting Policies.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Startech include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

In general, the Company recognizes revenue on the sale of its manufactured products when the contract is completed, unless the contract terms dictate otherwise. Revenues earned from consulting, design and other professional services, if any, are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over the three year period of the distributorship agreements.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of July 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company has a deferred tax asset of approximately $12,298,489 as of July 31, 2008, primarily relating to federal net operating loss carryforwards of approximately $32,403,552 available to offset future taxable income through 2028. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize any or all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or any or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the presentation used in the fiscal 2008 financial statements. The reclassifications had no effect on net losses as previously reported.

Net Loss per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to holders of shares of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue shares of common stock were exercised or converted into shares of common stock. Potentially dilutive securities realizable from the exercise of options and warrants aggregating 9,916,288 and 11,295,408 at July 31, 2008 and 2007, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently in the process of evaluating the impact of the adoption of SFAS 161 on its results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of July 31, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during fiscal 2008 or 2007, and management does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 3 — Note Receivable.

On October 25, 2006, the Company received a promissory note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007, but the payment was never received. The entity has since requested multiple extensions, each of which has been granted by the Company, the latest of which calls for monthly installment payments of $50,000 beginning November 1, 2008, and concluding with a final payment of $135,000 on April 30, 2009. There can be no assurance that the Company will receive all or any portion of this payment or any subsequent payments. The Company has recorded the corresponding $385,000 liability within customer deposits and deferred revenue in the condensed consolidated balance sheets.

Note 4 – Inventories.

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	July 31,	October 31,
	2008	2007

Raw materials	$152,841	$263,841
Work-in-process	4,419,263	286,980

	$4,572,104	$550,821

As of July 31, 2008, the Company reclassified certain inventory items aggregating $3,230,000 from vendor deposits to inventory upon delivery of such items.

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

2007 Securities Purchase Agreement

On April 11, 2007, pursuant to a securities purchase agreement, the Company issued and sold to Cornell 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of $2,000,000 (“2007 SPA”). In connection with the issuance of the common stock, the Company issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of the Company’s common stock at an exercise price per share of $3.40 per share and $4.40 per share, respectively. On May 10, 2007, the exercise price of all of these warrants was adjusted to $2.20, in accordance with the warrant terms. The warrants expire on April 11, 2011. The 2007 SPA provided Cornell with registration rights (“2007 Registration Rights”) to register for resale the shares of common stock issued to Cornell. In connection with the 2007 SPA, the Company paid an origination fee to Cornell in the form of 41,666 shares of common stock and a cash payment of $95,000. Pursuant to the 2007 Registration Rights, the Company was obligated to file a registration statement within 45 days of April 11, 2007 and obtain effectiveness no later than 120 days following such date (or 150 days if the registration statement receives a “full review” by the SEC) and maintain effectiveness of such registration agreement until all the shares may be sold without regard to manner of sale requirements and volume limitations pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). In the event the Company did not obtain effectiveness within the time periods described above, and if certain other events occurred, the Company would be subject to liquidated damages in an amount, in cash, equal to 1% of the purchase price paid by Cornell for the shares of common stock issued pursuant to the 2007 SPA, plus an additional 1% for each additional month an effective registration is delayed, up to a maximum of 12%, or $240,000, payable in cash. In accordance with FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which specifies that a contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured if the obligation becomes probable and is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has recognized a contingent obligation in its financial statements.

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

2008 Warrants Cornell Warrant Agreement

On May 6, 2008, the Company reduced to writing prior oral agreements with Cornell whereby Cornell agreed to waive the anti-dilution provisions in the September 15, 2005 warrants issued to them as such provisions related to a private placement of shares of the Company’s common stock subsequent to September 15, 2005 at a price per share below $2.53, which issuance would have resulted in downward adjustments to the exercise price of the warrants to $1.88 per share and an increase in the number of shares upon exercise of those warrants to 874,734 shares of the Company’s common stock. In consideration of this written agreement, on May 9, 2008 the Company issued to Cornell new warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.50 per share, valued at $15,600. These warrants will expire on May 9, 2011 and will have substantially the same terms as the warrants issued on September 15, 2005, except that the full-ratchet anti-dilution rights will expire on September 15, 2008, the date on which the warrants issued to Cornell on September 15, 2005 will expire.

Note 6 – Sales Concentrations.

During the three months ended July 31, 2008 and 2007, $16,494 (100%) and $54,958 (15%) of the Company’s revenue was derived from the amortization of one and four distributorship agreements, respectively. During the nine months ending July 31, 2008 and 2007, $75,000 (49%) and $426,000 (70%) of the Company revenues was generated from the sale and installation of manufactured parts to one customer, respectively.

Note 7 — Stockholders’ Equity.

Common Stock

The Company sponsors an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of shares of common stock at the prevailing current market price and vest equally over an employee’s initial three-year service period. The Company matches the first ten percent of an employee’s contributions on a dollar-for-dollar basis, up to the maximum contribution allowed under the Internal Revenue Code. Contributions for the nine months ended July 31, 2008 and 2007 were $84,821, and $48,171, respectively. These contributions were, or will be, made through the issuance of 74,386 and 19,979 shares of common stock, respectively. Contributions for the three months ended July 31, 2008 and 2007 were $26,268, and $15,721, respectively. These contributions were, or will be, made through the issuance of 36,615 and 6,484 shares of common stock, respectively.

On May 2, 2008, the Company issued 150,000 shares of its common stock, valued at $180,000, to its 401(k) plan as a non-discretionary contribution to the 401(k) plan participants.

Warrants

A summary of warrant activity for the nine months ended July 31, 2008 is as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding, November 1, 2007	9,693,827	$4.29
Granted	30,000	1.50
Exercised	-	-
Expired	(1,583,539)	6.22

Outstanding, July 31, 2008	8,140,288	$3.91

Exercisable, July 31, 2008	8,140,288	$3.91

Stock Options

On January 4, 2008, the Company issued options to purchase an aggregate of 45,000 shares of common stock exercisable at $1.73 per share to six employees, including executive officers. The options vested immediately upon grant and have an exercise period of ten years. During the nine months ended July 31, 2008, the Company recorded a compensation charge equal to the $52,200 value of these options.

On May 7, 2008, the Company issued options to purchase an aggregate of 60,000 shares of common stock exercisable at $1.10 per share to four members of the board of directors. The options vested immediately upon grant and have an exercise period of ten years. During the nine months ended July 31, 2008, the Company recorded a compensation charge equal to the $30,600 value of these options.

For the nine months ended July 31, 2008 and 2007, the Company incurred aggregate stock-based compensation expense of $147,000 and $263,054, respectively. For the three months ended July 31, 2008 and 2007, the Company incurred aggregate stock-based compensation expense of $30,600 and $51,774, respectively. As of July 31, 2008, the total unrecognized compensation costs on non-vested options are $0.

In addition, in February 2008, the Company’s board of directors adopted a resolution to amend the Company’s 2000 Stock Option Plan to increase the number of shares of common stock with respect to which stock options may be granted by 1,000,000 shares which was approved at the Company’s annual meeting of shareholders on May 7, 2008. The number of shares that are eligible to be issued in the aggregate under the Company’s 2000 Stock Option Plan has now been increased to 2,000,000 shares.

The fair value of share-based payment awards have been estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine months ended July 31
	2008	2007

Risk-free interest rate range	3.00%-3.26%	4.65%-5.00%
Dividend yield	N/A	N/A
Expected volatility	82%	98%
Expected life in years	10	4.5

A summary of option activity for the nine months ended July 31, 2008 is as follows:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at November 1, 2007	1,700,000	$4.82

Granted	105,000	1.37
Exercised	—	—
Forfeited	(29,000)	4.30
Expired	—	—
Outstanding at July 31, 2008	1,776,000	$4.62	$ —
Exercisable at July 31, 2008	1,776,000	$4.62	$ —

The weighted average fair value of options granted during the nine months ended July 31, 2008 using the fair value methodology was $0.79 per share.

The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

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

Sales Agreements

On May 10, 2007, the Company entered into a Plasma Converter System ("PCS") purchase agreement with a customer for an aggregate sales price of $19,275,000. The purchase price provides that payments are to be made in installments. The Company received $9,155,500 through July 31, 2008. As of July 31, 2008, payments aggregating $3,373,250 were past due and are reflected in accounts receivable and customer deposits and deferred revenue in the Company’s unaudited condensed consolidated financial statements as of July 31, 2008. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

On August 10, 2007, the Company entered into a PCS purchase agreement with a customer for an aggregate sales price of $5,400,000. Through July 31, 2008, the Company has received $1,350,000 in payments relating to this agreement. The balance of the purchase price is scheduled to be paid in installments. As of March 5, 2008, the Company agreed to a revised payment schedule with the customer to extend the $540,000 payment originally due on May 15, 2008 to June 15, 2008. The Company has not yet received this payment. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

For both agreements referred to above, the down payment and installment payments received and accrued have been included as part of customer deposits and deferred revenue in the consolidated balance sheet. Final installments will be made upon the issuance of a certificate of completion if and when the installation of the PCSs has been completed. All amounts, other than the down payment, not paid by the customer within 30 days after such amounts become due and payable to the Company, shall bear interest as stated, not to exceed the maximum rate of interest allowed by applicable law.

Operating Leases

The Company leases office space under non-cancelable operating leases through December 31, 2011. On June 17, 2008, the Company exercised its option to extend its current lease at 88 Danbury Road located in Wilton, CT. The terms of the lease were extended three years at the rate of $11,224 per month, and will expire on December 31, 2011. The following table shows the Company’s future lease commitments under its operating leases:

Twelve Months Ended
July 31,	Annual Rent

2009	$141,643
2010	134,688
2011	134,688
2012	78,568

Total	$489,587

Concentration of Credit Risk

The Company’s cash and cash equivalents consist of cash balances at one financial institution and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. At July 31, 2008, uninsured cash balances were approximately $6,300,000. The Company does not believe it is exposed to any significant credit risk for cash.

Note 9 – Litigation and Other Contingencies

On April 30, 2008, the Company received a letter from Plasco Energy Group Inc., or Plasco, indicating that Plasco filed a complaint against the Company in the United States District Court for the Southern District of Texas, Houston Division, alleging that the Company’s Plasma Converter System infringes a January 1994 U.S. patent entitled “Municipal Solid Waste Disposal Process” issued to Carter and Tsangaris of Ottawa, Canada. On June 13, 2008, the Complaint was dismissed, without prejudice, by the United States District Court for the Southern District of Texas. In addition, despite the fact that management of the Company has indicated that it is confident that the Company does not infringe on Plasco's patent, the Company has obtained assurance from Plasco's counsel that Plasco has agreed not to sue the Company for infringement of the patent.

In addition to the matter noted above, the Company is a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 10 – Subsequent Events. Common Stock Issuances

Subsequent to July 31, 2008 the Company issued 18,423 shares of its common stock valued at $12,896, and 10,594 shares valued at $8,867 to its 401 (k) plan as a matching contribution.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements". Specifically, all statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect management’s current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act of 1933, as amended (the “Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Overview

We are an environmental technology company that fabricates and sells a recycling system for the global marketplace using components manufactured by third parties. We believe that our plasma processing technology, known as the Plasma Converter System (“PCS”), achieves closed-loop elemental recycling that destroys hazardous and non-hazardous waste and industrial by-products and is capable of converting them into useful commercial products. These products could include a synthesis gas called PCG (Plasma Converted Gas), surplus energy for power, hydrogen, metals and silicate for possible use and sale by users of the Plasma Converter System.

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

Recent Developments Renegotiation of Sales Agreement Payment Schedule-

On May 10, 2007, the Company entered into a sales agreement with EnviroSafe Corp. for an aggregate sales price of $19,275,000 for the sale of certain Plasma Converter Systems to be located at a former pharmaceutical facility in Puerto Rico. The purchase price is being paid in installments. EnviroSafe has advised Startech that it expects to acquire this property during the fourth calendar quarter of 2008. Management has been advised that delays on the closing of that facility by EnviroSafe have caused delays in Startech's receipt of agreed upon payments from EnviroSafe until the facility closing is completed by EnviroSafe. As of July 31, 2008, payments aggregating $9,155,500 have been received. As of July 31, 2008, payments aggregating $3,373,250 were past due and are reflected in accounts receivable and customer deposits and deferred revenue in the Company’s unaudited condensed consolidated financial statements as of July 31, 2008. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with EnviroSafe with respect to a revised delivery schedule related to past due payments.

On August 10, 2007, the Company entered into a sales agreement with Waste2GreenEnergy Ltd (w2ge) for an aggregate sales price of $5,400,000 for the sale of certain Plasma Converter Systems to be located at a new facility to be built in Bytom, Poland. On August 20, 2007, the Company received a down payment of $540,000. In addition to the August 2007 payment, the Company has received installment payments of $810,000 through July 31, 2008. Due to delays in the w2ge PCS program, as of March 5, 2008, the Company agreed to a revised payment schedule with w2ge and, in connection therewith, the Company agreed to extend the $540,000 payment originally due on May 15, 2008 to June 15, 2008. As of September 15, 2008, the Company has not received such payments. There can be no assurance that these payments or any other payments contemplated by the contract will be made or that the Company will deliver the Plasma Converter Systems covered by the purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

Strategic Alliance

On March 23, 2008, we entered into a strategic alliance with Hydrogen Engine Center, Inc., or HEC, to combine HEC's alternative gas energy conversion technology and our Plasma Converter Processing technology. On August 19, 2008, HEC delivered a hydrogen power generator system to us for demonstration purposes at our Bristol, Connecticut facility. During August 2008, in connection therewith, we announced our plan to produce and market a carbonless power system for "Green Electricity" in stationary facilities. It is expected that HEC's internal combustion engines will generate clean power for stationary facilities using the hydrogen produced by our Plasma Converter Systems.

Other Developments

In February 2008, our board of directors adopted a resolution for us to reincorporate from Colorado to Delaware, and submitted such proposal to our shareholders for approval at our annual meeting of shareholders, which took place on May 7, 2008. The proposal to reincorporate to Delaware did not receive the requisite number of votes required to approve the reincorporation.

In addition, in February 2008, our board of directors adopted a resolution to amend our 2000 Stock Option Plan to increase the number of shares with respect to which stock options may be granted by 1,000,000 shares, subject to the approval of our shareholders at our annual meeting of shareholders, which took place on May 7, 2008. At the annual meeting, we received the requisite number of votes of our shareholders to approve the increase of the number of shares that may be issued under our 2000 Stock Option Plan.

Departure of Directors or Principal Officers

On July 15, 2008, Peter J. Scanlon, the Chief Financial Officer, Vice President, Treasurer and Secretary of the Company informed the board of directors of the Company that, for family reasons, he has decided to retire from the Company effective October 31, 2008. Mr. Scanlon has served the Company for ten years.

The Company has initiated the process of searching for Mr. Scanlon’s replacement in an effort to provide for an orderly transition upon his retirement.

Results of Operations Comparison of three months ended July 31, 2008 and 2007 Operations

Revenues. Total revenues were $16,494 for the three months ended July 31, 2008, compared to $354,958 for the same fiscal period in 2007, a decrease of $338,464, or 95.4% . The decrease was primarily due to $300,000 of revenues relating to manufactured parts and installation materials for the fiscal 2007 period compared to the fiscal 2008 period. This revenue was attributable to an overhaul project for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program. Revenue from the amortization of distributor fees decreased to $16,494 for the three months ended July 31, 2008 compared to $54,958 for the same period in the prior year. The 36-month amortization period for three of the four distributor agreements that were being amortized during the three months ended July 31, 2007 were completed. Distribution fees that have been received but are not yet amortized are included in customer deposits and deferred revenue on the condensed consolidated balance sheet. Unamortized distribution fees declined to $155,487 at July 31, 2008, compared to $232,964 at October 31, 2007 and both amounts include $150,000 of fees received that are not yet being amortized, pending receipt of the remaining balance from the customer.

Gross Profit. Gross profit was $16,494 for the three months ended July 31, 2008, compared to $277,361 in the same period in fiscal 2007, or a decrease of $260,867 or 94.1%, due to less revenue generated from the Mihama project and a decrease in amortization of distributor fees compared to the prior year.

Selling Expenses. Selling expenses for the three months ended July 31, 2008 were $164,008, compared to $293,477 for the same period in the prior year, a decrease of $129,469, or 44.1%, primarily due to lower marketing, commissions and consulting expenses.

Research and Development Expenses. Research and development expenses for the three months ended July 31, 2008 were $48,284, compared to $43,260 for the same period in the prior year, an increase of $5,024 or 11.6%, primarily due to an increase in travel-related expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2008 were $1,232,730, compared to $605,674 for the same period in 2007, an increase of $627,057, or 104%. This was primarily due to an increase in professional fees including accounting, consultants, legal and board of directors fees by $233,666, from $243,384 to $477,050, primarily due to SEC filing requirements, including several registration statement amendments, new filing requirements relating to compensation, new proxy proposals for our 2008 annual shareholders meeting, and other related expenses. In addition, officers and other salaries and related expenses increased by $122,164 from $344,574 to $466,738 during the three months ended July 31, 2008, and the Company made contributions to its 401k plan in the amount of $206,268, primarily for the 150,000 shares of common stock issued on May 2, 2008, compared to an aggregate contribution of $15,721 for the same period in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended July 31, 2008 were $56,784, compared to $44,570 for the same period in the prior year, an increase of $12,214, or 27.4%, primarily due to higher depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income (Expense)

Interest Income. Interest income for the three months ended July 31, 2008 was $33,224, compared to $59,498 in the same fiscal period in 2007, a decrease of 44.2%, due to lower cash balances and lower interest rates on our money markets investments.

Other Income. Other income for the three months ended July 31, 2008 was $0, compared to $2,779 in the same fiscal period in 2007, which is due to the completion of the Department of Energy program.

Results of Operations Comparison of nine months ended July 31, 2008 and 2007 Operations

Revenues. Total revenues were $151,961 for the nine months ended July 31, 2008, compared to $612,910 for the same fiscal period in 2007, an decrease of $460,949, or 75.2% . Mihama revenue decreased by $351,000 for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007, primarily due to revenues for manufactured parts and installation. This revenue was attributable to an overhaul project for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we are providing field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program. Additionally, there was a $109,949 decline in the amortization of distributor fees, to $76,961 from $186,910, because the 36-month amortization period for three of the four distributor fees that were being amortized during the nine months ended July 31, 2007 was completed.

Gross Profit. Gross profit was $35,439 for the nine months ended July 31, 2008, compared to $447,553 in the same fiscal period in 2007, or a decrease of $412,114 or 92.1%, due to less revenue generated from the Mihama project and lower amortization of distributor fees compared to fiscal 2007.

Selling Expenses. Selling expenses for the nine months ended July 31, 2008 were $537,815, compared to $603,060 for the same period in the prior year, a decrease of $65,245, or 10.8%, primarily due to lower commissions and marketing expenses relating to sales efforts of PCS, and lower consulting expenses.

Research and Development Expenses. Research and development expenses for the nine months ended July 31, 2008 were $147,019, compared to $213,765 for the same period in the prior year, a decrease of $66,746 or 31.2%, primarily due to a decrease in the number of personnel devoted to research and development activities.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2008 were $3,539,496, compared to $2,004,464 for the same fiscal period in 2007, an increase of $1,535,032, or 76.6% . Salary costs increased by $299,339, from $918,986 to $1,218,325, primarily due to salary increases and an increase in headcount in our engineering and design departments. Professional fees including accounting, consultants, legal and board of director fees increased by $914,208, from $436,320 to $1,350,538, primarily due to an increase in hiring and outside legal, accounting and consulting fees relating to assistance with SEC filings including several registration statement amendments, new filing requirements relating to compensation, and new proxy disclosures for the 2008 annual meeting. Additionally, the 401k employer match expense increased to $264,821 for the nine months ended July 31, 2008 as compared to $48,171 in the prior year. This non cash expense is primarily due to the board approval of 150,000 common shares as a non discretionary contribution to our 401k plan on behalf of our employees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended July 31, 2008 were $168,843, compared to $135,073 for the same period in the prior year, an increase of $33,770, or 25.0%, primarily due to higher depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income (Expense)

Interest Income. Interest income for the nine months ended July 31, 2008 was $200,242, compared to $85,635 in the same period in 2007, an increase of 133.8%, which is due to higher cash balances from the receipt of customer deposits and private placement proceeds.

Other Income. Other income for the nine months ended July 31, 2008 was $0, compared to $121,029 in the same period in 2007, which is due to the completion of the Department of Energy program.

Other Expense. Other expense (including interest expense, amortization of deferred financing costs, amortization of deferred debt discount and change in the value of warrants and conversion option) for the nine months ended July 31, 2008 was $0, compared to $239,514 in the same period in 2007, due to the convertible notes issued to Cornell Capital Partners having been fully repaid or converted into shares of common stock.

Liquidity and Capital Resources

We have historically incurred net losses from operations, although operating activities generated $5,042,260 of cash during the fiscal year ended October 31, 2007, primarily due to the receipt of $8,250,000 of installment payments associated with two sales agreements. For the nine months ended July 31, 2008, net cash used in operating activities was $4,879,805, despite the receipt of $2,737,460 of customer deposits. As of July 31, 2008, we had cash and cash equivalents of $6,574,213 and a working capital deficiency of $1,180,222. Subsequent to July 31, 2008, we have not received any additional payments in connection with the aforementioned sales agreements.

We have historically raised funds through the sale of equity and debt instruments. Although no such funds were raised during the nine months ended July 31, 2008, during the fiscal year ended October 31, 2007, we received net cash proceeds of approximately $4,699,000 from various investors in consideration of the sale of 2,081,149 shares of common stock pursuant to various private placement transactions.

Although we believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months, there is no assurance that unforeseen circumstances will not have a material effect on our business that could require us to raise additional capital or take other measures to conserve liquidity in order to sustain operations.

Operating activities used $4,879,805 of cash and cash equivalents during the nine months ended July 31, 2008, primarily due to a net loss of $4,157,492, offset by $758,189 of non-cash charges, plus $4,021,283 in cash outflows for the purchase of certain inventory items, partially offset by the receipt of a $2,737,460 in customer deposits.

Investing activities resulted in $158,845 of cash outflows during the nine months ended July 31, 2008 due to the purchase of equipment.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS No. 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of July 31, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during fiscal year 2008 or 2007, and management does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Given this reportable condition and material weakness, management devoted additional resources, including the engagement of an outside consultant, to address disclosure issues during the three and nine month periods ending July 31, 2008. As a result, we are confident that our financial statements for the three and nine months ended July 31, 2008 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable condition and material weakness affected the results for the three and nine months ended July 31, 2008 or any prior period.

Changes in Internal Control Over Financial Reporting

During the nine months ended July 31, 2008, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

On April 30, 2008, the Company received a letter from Plasco Energy Group Inc., or Plasco, indicating that Plasco filed a complaint against the Company in the United States District Court for the Southern District of Texas, Houston Division, alleging that the Company’s Plasma Converter System infringes a January 1994 U.S. patent entitled “Municipal Solid Waste Disposal Process” issued to Carter and Tsangaris of Ottawa, Canada. On June 13, 2008, the Complaint was dismissed, without prejudice, by the United States District Court for the Southern District of Texas. In addition, despite the fact that management of the Company has indicated that it is confident that the Company does not infringe on Plasco's patent, the Company has obtained assurance from Plasco's counsel that Plasco has agreed not to sue the Company for infringement of the patent.

In addition to the matter noted above, the Company is a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.   Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, we are not required to provide the information under this Item 1A.

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

STARTECH ENVIRONMENTAL CORPORATION
(Registrant)

Dated: September 15, 2008	BY: /s/ Joseph F. Longo Joseph F. Longo Chairman, Chief Executive Officer, President and Directo

Dated: September 15, 2008	BY: /s/ Peter J. Scanlon Peter J. Scanlon Chief Financial Officer, Secretary, Vice President, and Principal Financial Officer