Form 10-K
period 2008-10-31
STARTECH ENVIRONMENTAL CORP
filed 2009-02-13
CIK 875762

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

                             Washington, D. C. 20549

[  x  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended -- October 31, 2008

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the transition period from ________________________to ____________________

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

Indicate  by  check  mark if the  Registrant  is not  required  to file  reports
pursuant to Section 13 or 15(d) of the Act         YES [  ] NO [x]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filed," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

        Large accelerated filer [  ]    Accelerated filer [  ]

         Non-accelerated filer  [  ]    Smaller Reporting Company [x]

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [x]

     As of January 29, 2009, 23,618,236 shares of common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 30, 2008, the last business day of the registrant's second quarter was $29,454,459 based on the closing price of the common stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is incorporated by reference from portions of the Company's proxy statement in connection with its 2009 annual meeting of stockholders. The Audit Committee Report of the Company's proxy statement is expressly not incorporated herein by reference.


                                         STARTECH ENVIRONMENTAL CORPORATION

                                              ANNUAL REPORT ON FORM 10-K

                                                  TABLE OF CONTENTS


                                                       Part I
 Item
----

1             Business                                                                                         1
1A            Risk Factors                                                                                    11
2             Properties                                                                                      27
3             Legal Proceedings                                                                               27
4             Submission of Matters to a Vote of Security Holders                                             27

                                                       Part II

5             Market for Registrant's Common Equity, Related Stockholder Matters
                   and Issuer Purchases of Equity Securities                                                  28
6             Selected Financial Data                                                                         30
7             Management's Discussion and Analysis of Financial Condition and Results of Operation            31
7A            Quantitative and Qualitative Disclosures About Market Risk                                      37
8             Financial Statements and Supplementary Data                                                     37
9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            37
9A(T)         Controls and Procedures                                                                         37
9B            Other Information                                                                               38

                                                       Part III

10            Directors, Executive Officers and Corporate Governance                                          39
11            Executive Compensation                                                                          39
12            Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                                                            39
13            Certain Relationships and Related Transactions, and Director Independence                       39
14            Principal Accounting Fees and Services                                                          39

                                                       Part IV

15            Exhibits, Financial Statement Schedules                                                         41





                                     PART I

Item 1.    Business.

     References in this annual report to "the Company," "Startech," "we," "us," and "our" refer to Startech Environmental Corporation and our wholly-owned subsidiary on a consolidated basis, unless otherwise stated.

Overview

     We are an environmental technology company that manufactures and sells a recycling system for the global marketplace. We believe that our plasma processing technology, known as the Plasma Converter System ("PCS"), achieves closed-loop elemental recycling that destroys hazardous and non-hazardous waste and industrial by-products and is capable of converting them into useful commercial products. These products could include a synthesis gas called PCG
(Plasma Converted Gas), surplus energy for power, hydrogen, metals and silicate for possible use and sale by users of the Plasma Converter System.

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

Background

     Until January 2004, we were engaged solely in the manufacture and sale of equipment for use by others. Since then, we have attempted to broaden the scope of our available revenue sources. This change was brought about by our decision to attempt to expand our market penetration strategies and opportunities. Rather than only market and sell our products for use by others, we are seeking opportunities to become directly involved in the operation and use of our products.

     We have not yet achieved our sales goals, which we anticipated would occur during our last four fiscal years. However, we believe this new way of approaching the market may help us achieve better market penetration.

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




     Our business model and our market development strategies arise from our mission, which is to change the way the world views and employs discarded materials. We continue to attempt to achieve this objective by strategically marketing a series of products and services emanating from our core Plasma
Converter System technology that could possibly produce saleable fossil fuel alternatives while possibly providing a safer and healthier environment. We have attempted to implement this strategy through sales of our Plasma Converter
System with our providing after-sales support and service, build own and operate/build own and transfer of ownership facilities, joint development projects and engineering services. However, we have been unable to successfully achieve our goals as quickly as previously anticipated and continue to seek alternative ways in which we can achieve our goals.

Markets

     We view the future of our business as divided into three key market segments: power/energy, waste remediation and engineering services; however, our business is still too small to account for any of our revenues on a segment-by-segment basis. Projects will generally be categorized according to whether the specific or stated objective of the potential customer is waste remediation or power generation. A potential customer may need to remediate a particularly onerous waste such as PCBs but no need to produce commodity products. The goal is to simply get rid of waste. That would be considered a waste remediation project. Conversely, a potential customer in an area with limited or high cost power may want to select a waste stream that will provide the greatest amount of PCG with which to produce power to run its system or for other power uses. The production of power is the desired benefit and the feedstock (i.e., waste material) selected is chosen for the highest quality commodity product produced. That would be considered a power/energy generation project. The market for our Plasma Converter System is for on-site use by industrial, institutional and government facilities, and also for commercial facilities that process waste under contract.

     Possible customers of our Plasma Converter Systems include:

     o    Generators of waste; and

     o    Processors of waste.

     Further, we believe that our business has the potential to benefit from the following possible alternatives:

     o the sale of our Plasma Converter Systems that may also include a continuing, revenue-producing "tolling fee" for each pound of material processed; and

     o our building and owning commercial Plasma Converter System facilities operated separately by us or in a partnership or joint venture with other parties.

Power/Energy

     This segment includes projects that would incorporate equipment that create power/energy products to work in conjunction with our core Plasma Converter
System technology.

Waste Remediation

     This segment includes projects where the emphasis of our potential customers would be to dispose of waste material in an environmentally responsible and cost-effective manner. Waste material disposal costs vary greatly depending on the composition of the waste. We are specifically targeting customers that we believe would receive the most economic gain from using our technology.

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

Sales Strategy

     Central to our strategy has been to attempt to increase market penetration and reduce the barriers of entry while optimizing our revenue sources. To achieve those objectives, we have identified three key marketing strategies that make up our overall business model. They are:

     1. Equipment Sales: We continue to actively pursue direct sales of our products to customers who prefer to purchase and operate our equipment. We will sell our Plasma Converter System and associated equipment to a customer without retaining an ownership interest in the project. However, we intend to offer long-term service agreements to possibly create residual or ongoing revenue in this area.

     2. Build Own and Operate/Transfer of Ownership Projects: We continue to actively seek to develop opportunities to own and operate Plasma
          Converter System facilities in various markets. These projects are attractive where long-term agreements with guaranteed waste streams and processing and/or disposal fees are contracted for because we can diversify our revenue stream and we can establish long-term sources of cash flow.

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

     An important part of our development of world markets is our sales network.
We continue to attempt to sell systems using independent representatives and distributors, which we believe will keep sales costs variable and low.
Representatives will receive commissions on sales. Distributors will purchase one or more systems, mark them up, and re-sell them to customers. Distributors will also be responsible for supplying after-sales parts and service.

     We are currently party to the following seven distributorship agreements:

     1 - Mihama, Inc., initiated on 4/16/03

     2 - Plasmatech Caribbean, initiated on 7/23/04

     3 - Materiales Spain, initiated 4/7/05

     4 - Global China, initiated 9/12/05





     5 - COGIM spa, initiated 5/23/06

     6 - Waste 2 Green Energy Ltd., initiated 9/10/07

     7 - EKOBASE d.o.o, initiated 1/20/09

     We grant to the distributor the rights to sell and support our proprietary
Plasma Converter System for a specific geographic region or country. The distributor's responsibility under the existing distributorship agreement is to provide an up-front $250,000 non-refundable fee for the rights or other consideration acceptable to us. Additionally, we reserve the right to cancel the distribution rights if negotiated performance goals are not met.

     Our marketing activities have increased substantially in the recent past primarily due to expansion in the distributor base and our own marketing efforts. The expansion has required an increase in printing, translating, audio visual, website services and shipping of marketing material. Our customer prospect and outside sales force have expanded during this period, as a result of which, demonstration and presentations have increased. Our revenues were $157,448 for the fiscal year ended October 31, 2008 due, in part, to the amortization of our distributorship agreements.

     Our senior management also markets products directly to potential customers, in addition to seeking out projects for build, own and operate and build, own and transfer of ownership facilities.

     We require down payments and scheduled progress payments for direct sales.

Primary Customer

     While we signed sales agreements on May 10, 2007 and August 10, 2007 with two customers, historically there were concentrations of sales with a single customer.

     For the fiscal year ended October 31, 2008, 52% of our revenue was derived from the amortization of distributorship agreement fees. In addition, 48% of our revenue was generated from the sale and installation of manufactured parts to one customer, Mihama, Inc.

     For the fiscal year ended October 31, 2007, 29% of our revenue was derived from the amortization of distributorship agreement fees. In addition, 71% of our revenue was generated from the sale and installation of manufactured parts to one customer, Mihama, Inc.

     For the fiscal year ended October 31, 2006, 28% of our revenue was derived from the amortization of distributorship agreement fees. In addition, 56% of our revenue was generated from the sale and installation of manufactured parts to one customer, while 16% of our revenue was generated from consulting and design services for one customer, Mihama, Inc., in both cases.

Demand for Plasma Converter System

     The primary factors we believe may result in demand for our Plasma
Converter Systems include the need for our potential customers to:

     o    Reduce the costs for hazardous and toxic waste disposal;

     o Eliminate personal and organizational liability associated with hazardous and toxic waste disposal;

     o Comply with present and anticipated environmental regulations in a cost-effective manner;

     o    Recover products for use or sale; and

     o    Destroy waste completely, safely and irreversibly.

     We believe our Plasma Converter Systems have the capability of meeting our potential customers' needs because we believe our system:

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

     In some applications, we believe the Plasma Converter System could possibly produce enough energy for its own needs, and produce a surplus that can be sold to the local electrical grid or used in the customer's facility to reduce the need for purchased power or fuel. Not all wastes produce PCG. For example, processing contaminated soil will produce no appreciable amount of PCG.

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

     Our system may also achieve volume reductions on low-level radioactive surrogate waste of approximately 300-to-1. Other present methods of volume reduction include compaction and incineration that produce overall volume reductions of approximately 8-to-1. We believe that our Plasma Converter System will not reduce the radioactivity of the low-level radioactive waste. Industries that may benefit from this process are utilities, research laboratories and hospitals that store the reduced low-level radioactive waste material on-site until it can be shipped off-site to a special repository.

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

How the Process Works

     The basic Plasma Converter System consists of the following:

     o    In-feed System
     o    Plasma Vessel
     o    Cooling Process
     o    Filtration Process
     o    Neutralization Process




Figure 1.   Process Overview of Plasma Converter System
            -------------------------------------------
                                   Feed System

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

     The Plasma Converter System that is being used for our demonstration and training unit in our Bristol, Connecticut facility continues to be a very active marketing tool in showcasing our technology to potential customers, investors and governmental agencies. Additionally, the Mihama system has been relocated to a new site to facilitate the processing of additional feedstocks. In conjunction with this Plasma Converter System relocation, Mihama has contracted with us to incorporate a new feed system and vessel enhancements. We have completed the manufacturing of this new equipment and are awaiting shipping instructions from the customer.

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




     During our fiscal year 2005, we continued the capability of our StarCell product with Department of Energy projects in the development and testing of varied waste streams to define and establish baseline information in the performance and yield of the StarCell membrane. We completed the first phase of testing and have issued the technical report to the Department of Energy. During our fiscal year 2006, we continued the performance evaluation of the ceramic membrane with equipment modifications and provided additional testing and independent analysis of alternative feedstocks for the Department of Energy.
During our fiscal year 2007, we continued Phase II testing utilizing multiple feedstocks. During 2008 we completed Phase II of this program. Accordingly, no other activities are pending on this project.

     Our perception of the increasing importance of the need for alternative energy sources and the possible emergence of the "Hydrogen Economy" drove our development of StarCell.

     There are essentially two principal uses of energy:

     o    stationary energy for electrical power generation and heating; and

     o mobile energy such as that used for transportation propulsion systems or the energy you can put in a fuel tank and take with you.

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

     StarCell is not a fuel cell; it is a ceramic membrane filtration system that extracts hydrogen from PCG, what we refer to as StarCell Hydrogen. Because hydrogen is such a small molecule, smaller than all the others in the PCG gas mixture, it can be pushed through the filtering membrane to allow the hydrogen to be separated from the PCG.

     PCG is produced from wastes; it is a gas mixture containing a large quantity of hydrogen.

     We believe that StarCell Hydrogen can feed fuel cells and hydrogen engines.
We believe that StarCell Hydrogen is a fuel that can produce clean electricity and clean propulsion systems. We also believe that the combination of the Plasma
Converter System with our StarCell technology could possibly produce hydrogen on a large scale from the wastes of the world at a low cost. Our potential customers who use a Plasma Converter System with our StarCell technology could seek to get paid for processing the incoming waste at the front end and for the hydrogen at the back end.

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




Competition

     We believe that we are uniquely situated due to our employment of plasma technology to dispose of waste and/or create alternative power sources and industrial products. There are other plasma-based technologies in various stages of development that may achieve some, but we believe not all, of the benefits achieved by our Plasma Converter System. However, the fact that the commercial use of plasma for waste destruction resulting in power and product creation is in its early stages, makes competitive comparisons difficult.

     We believe we are well positioned to take advantage of the recognition of plasma technology as an alternative to conventional forms of waste disposal. We have incurred significant costs, time and effort educating the public and private sectors on the benefits of our technology and we continue to remain optimistic that these efforts will ultimately result in sales of our Plasma
Converter System.

     We believe the following are our principal competitive advantages:

     o Low total system operational cost that may allow our customers to generate revenues from our system;
     o    Operating performance that exceeds prevailing environmental standards;
     o    The ability to process solids, liquids and gases simultaneously;
     o Versatile feed systems and vessel openings that allow a wide variety of feed streams;
     o    Advanced stage of power-producing peripheral equipment;
     o    Advanced design and operating performance of our complete system;
     o Our management's experience with plasma and its commercial application;
     o    Fully trained distributors and representatives; and
     o    Multiple modes of operations.

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

     We believe the following companies are potential competitors in the plasma industry:

     1)   Integrated Environmental Technologies, or IET; and

     2)   MSE Technology Applications, Inc., or MSE.

     IET offers a very different system from our technology. IET uses a carbon rod plasma arc system whereas we use a plasma torch based system. MSE like
Startech uses a plasma torch based system.

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

     We are the licensee on one patent. The inventions and related know-how associated with this license could enhance the commercial capability of our core
Plasma Converter System for certain applications. The patent relates to a Hydrogen-Selective Ceramic Membrane that was developed by Media and Process
Technology, Inc., and its predecessor, ALCOA Corporation. This technology provides for the high temperature dehydrogenation of our PCG and forms the basis for our StarCell system. The license includes the payment of fees to Media and Process Technology, Inc. should we utilize their proprietary membrane within the StarCell system. The term of the license is for a period of 15 years, which is due to expire in 2014.

     Our success depends, in part, on our ability to maintain trade secrecy for our proprietary information that is not patented, obtain patents for new inventions and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patents of others will not have an adverse effect on our ability to conduct business that we will develop additional proprietary technology which is patentable or that any patents issued to us will provide competitive advantages or will not be challenged by third parties. We also protect our trade secrets and proprietary know-how and technology by generally executing non-disclosure agreements and non-compete agreements with our collaborators, employees and consultants. However, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

     We expect to continue to develop and design operational improvements that will be primarily in the area of the use of PCG produced by the Plasma Converter
System and also used by StarCell. We expect that expenditures for research and development will be geared to achieving lower cost designs and higher efficiencies. During the fiscal year ended October 31, 2008, we expended
$197,493 for research and development compared to $261,305 during the fiscal year ended October 31, 2007.

Employees

     As of January 29, 2009, we had twenty full-time employees and one part-time employee. Of the full-time employees, ten are in engineering, one is in research and development, four are in sales and marketing and five are in management or administrative positions. We believe that we have been successful in attracting experienced and capable personnel. All officers and directors have entered into agreements requiring them not to disclose any proprietary information, assigning all rights to inventions made during their employment and prohibiting them from competing with us. Our employees are not represented by any labor union or collective bargaining agreement, and we believe that our relations with our employees are good. We are still in the process of evaluating our succession plan for our Chief Executive Officer, Joseph Longo.

Item 1A.  Risk Factors

     The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to Our Business

We may not be able to generate sufficient funds to sustain our operations through the next twelve months. Accordingly the report from our independent registered public accounting firm's contains included with the financial statements for this Annual Report in Form 10-K an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.
The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The
Company has no significant revenue, has suffered significant recurring operating losses and needs to sell additional products and/or raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company's ability to continue as a going concern.




     Management believes that currently available funds may not be sufficient to sustain our operations at current levels through the next twelve months. The
Company incurred a net loss of $5,787,113 during the fiscal year ended October
31, 2008. For the fiscal year ended October 31, 2008, net cash used by operating activities was $6,632,289. As of October 31, 2008, the Company had cash and cash equivalents of $4,658,169 and had negative working capital of $2,783,843. The
Company has historically obtained funds to operate is business through the sale of equity and debt instruments, through the receipt of deposits and installment payments in respect of sales of its products and the receipt of payments in connection with entering into distributorship agreements. During the fiscal year ended October 31, 2008, the Company did not receive any cash proceeds from the issuance and sale of its equity or debt instruments. During the fiscal year ended October 31, 2008, the Company received installments payments in the aggregate amount of $2,655,012 in conjunction with two sales agreements.
Subsequent to October 31, 2008, the Company has not received any additional payments in connection with these sales agreements. The Company has been and continues to be dependent upon the deposits and installment payments from the execution of distributorship agreements, sales of our products and sales of our securities.

     Our ability to continue to operate as a going concern depends, for the most part, on our ability to generate sufficient revenue from the sale of our products and/or the receipt of additional capital from one or more financing sources. Due to the fact that we have been unsuccessful in consummating additional sales of our products or otherwise raising additional capital, we have had to rely on a portion of the funds we received as non-refundable customer deposits in connection with the two sales agreements for our products to cover operating expenses. Management is continuing its efforts to sell our products and to secure additional funds through the receipt of additional capital. However, there can be no assurance that we will be able to sell our products or that we will be able to raise additional capital on terms acceptable to us or at all. If we are unable to sell our products or raise additional capital, we will be forced to utilize the remaining balance of our non-refundable customer deposits to remain a viable entity and accordingly, we might need to significantly restrict or discontinue our operations.

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




Current and future conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition and cash flow.

     Our business and operating results have been and will continue to be affected by worldwide economic conditions. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy, our customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition, and cash flows could be materially adversely affected.

There is no assurance that unforeseen circumstances will not have a material effect on the business that could require us to raise additional capital or take other measures to conserve liquidity in order to sustain operations.

     We have historically raised funds through the sale of equity and debt instruments, through the receipt of deposits and installment payments in respect of sales of its products and the receipt of payments in connection with entering into distributorship agreements. During the fiscal year ended October 31, 2008, we did not raise any capital. In addition, through October 31, 2008, we received payments of $2,655,012 in conjunction with two new sales agreements. Subsequent to October 31, 2008, we have not received any additional payments in connection with these sales agreements, nor have we raised any capital; however we did receive a payment of $200,000 on January 23, 2009 in connection with entering into a new distributorship agreement.

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

     We have incurred substantial losses in each year since we commenced operations. We must overcome significant manufacturing and marketing hurdles to sell our products. As we strive to grow our business, we expect to spend significant funds for general corporate purposes, including working capital and marketing, and for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, or at all, our results of operations and liquidity will be materially and adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may never achieve profitability. Even if we are profitable in the future, we may not be able to sustain profitability.

     To date we have only delivered and installed two Plasma Converter Systems, one for the demonstration phase of a U.S. Army program in 1999, and one for commercial use in Japan that was delivered in August 2001 and installed in April
2002.

     We had revenues of $157,448 and $745,898 for the fiscal years ended October
31, 2008 and 2007, respectively, and our net loss for each of these periods was $5,787,113 and $3,889,534, respectively. We do not expect to generate any material revenues until after we successfully complete the sale and installation of a significant number of Plasma Converter Systems. We expect losses to increase as a result of "business as usual" expenses in the near future as we continue to attempt to expand our marketing efforts and demonstrate our technology to potential customers. In addition, generally we will not recognize revenue from the sale of our Plasma Converter System until the system is shipped, and accordingly, will continue to incur losses until we have been able to sell and ship enough Plasma Converter Systems to offset our expenses. If we are unable to sell our Plasma Converter Systems and thereby increase revenues and we continue to operate at a loss, our results of operations and liquidity will be materially and adversely affected, and the market price of our common stock will likely decline. We cannot guarantee that we will ever be profitable.

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

     To date, we have only delivered and installed two Plasma Converter Systems and we have only entered into two agreements for the commercial sale of a five ton-per-day, or TPD, and three (3) ten TPD Plasma Converter Systems, which have not been installed or delivered to the customers. On the sales we have made to date, we have received payments in installments, with an initial down payment and the balance due upon the achievement of certain milestones, for example, upon shipment of the Plasma Converter System, which milestones will be set forth in a contract with our customer, which may be different for each customer. There can be no assurances that we will be able to achieve milestones, including those with our existing customers, or that our customers will make installment payments upon achieving these milestones.

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

     Our products are highly technical and the sales cycle can be long. The sales cycle can take up to 18 months without any delays, and we incur significant expenses as part of this process without any assurance of resulting revenues other than the down-payment received when a contract is signed and possibly other interim installment payments required by our contracts. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.

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

We may not be able to assemble and deliver our Plasma Converter Systems as quickly as customers may require which could cause us to lose sales and would harm our reputation.

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

     o    changes in the global economy;

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

     There are limited sources of supply for some key Plasma Converter System components. Business disruptions, financial difficulties of the manufacturers or suppliers of these components, or raw material shortages could increase the cost of our goods sold or reduce the availability of these components. To date, due to the few number of sales of our system, we have been able to obtain adequate supplies of these key components. If sales accelerate, we may experience a rapid and substantial increase in our need for components. If we are unable to obtain a sufficient supply of required components, we could experience significant delays in manufacturing, which could result in the loss of orders and customers, and could materially and adversely affect our business, financial condition and results of operations. Although we plan to purchase inventories of these strategic components, we may still require alternative sources if we experience delays in obtaining them. If the cost of components increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

Our failure to achieve market acceptance of the Plasma Converter System within our expanded business model would adversely affect our business.

     The failure to achieve market acceptance of the Plasma Converter System within our expanded business model would affect our profitability, future revenues, and the market price of our common stock and the success of our business. Many prospective users of the Plasma Converter System have committed substantial resources to other forms of material processing treatments or technologies. Our growth and future financial performance will depend, in part, on our ability to demonstrate to prospective customers the technical and economic advantages of the Plasma Converter System over these alternatives. We may not be successful in this effort. Furthermore, it is possible that competing alternatives may actually have advantages over the Plasma Converter System for certain industries or applications.

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

     We will need additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. Financing for all of our activities to date has been provided by private placements of our securities. Additional financing may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, shareholders may incur dilution, and this dilution may be substantial. If adequate funds are not available, we may be required to delay, scale back operations or otherwise limit the development, manufacture or sale of Plasma Converter Systems, which may materially and adversely affect our business, results of operations and financial condition and reduce the value of your investment. If the Company is unable to sell its products or raise additional capital, the Company will be forced to utilize the remaining balance of its non-refundable customer deposits to remain a viable entity and accordingly, the Company might need to significantly restrict or discontinue its operations.

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

     We are currently focusing on marketing of the Plasma Converter System principally in international markets, including both industrialized and developing countries. If we are unable to expand our domestic marketing efforts beyond current levels our prospects for profitability will be substantially reduced. Substantial risks still remain for us to market our product effectively in domestic markets. These risks include:

     o Political and economic instability. Many of our domestic initiatives involve local government support or funding. Sales to governments may have a long sales cycle. Any change in the political or economic climate during this sales cycle, including the recent recession, may prevent us from making a sale.

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

     We have participated from time to time, and may in the future participate, in selective research and sales opportunities involving federal and state governments. Such contracts with federal and state governments can be subject to various risks, including the risk of termination at the convenience of the government, without penalty; however, typically if the contracts are cancelled for "convenience", the government must pay the costs of the contract up until the date of cancellation and other reasonable costs related to its termination.
Additionally, revenues from governmental contracts are subject to time-consuming audit procedures under various federal statutes.

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

     We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research, development and manufacturing activities.
Therefore, we are subject to a variety of federal, state and local government regulations related to the storage, use and disposal of such materials. Failure to comply with present or future regulations could result in an imposition of fines or other liabilities on us, suspension of production or a cessation of operations. We are not aware of any environmental investigation, proceeding or action by federal or state agencies involving any of our facilities. However, under federal and state statutes and regulations, a government agency may seek recovery and response costs from both operators and owners of property where releases of hazardous substances were committed by previous occupants of the property or have occurred or are ongoing. If we fail to control the use of, or to restrict adequately the discharge of, hazardous substances, we could be subject to substantial financial liabilities. Our business, financial condition and operating results could suffer a material adverse effect if costs resulting from these liabilities materialize. If we own and/or operate the Plasma
Converter System directly, as part of a joint venture or otherwise, the amount of our potential liability may be greater.

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

     Joseph F. Longo, our Chairman, Chief Executive Officer and President, has an employment agreement with us. However, any officer or employee may terminate his or her relationship with us at any time. Our employment agreement with Mr.
Longo and our employment arrangements with other executive officers and significant employees impose customary confidentiality and non-compete obligations, and our employment arrangements with executive officers, other than Mr. Longo, provide for the assignment to us of all rights to any technology developed by such person during the time of his or her employment. We are currently in the process of evaluating a succession plan for Mr. Longo, who is
76. However, there can be no assurance that a succession plan will be established or that any succession plan, if established, will be sufficient to replace Mr. Longo when and if his services to us are no longer available.

If Mr. Longo is involuntarily terminated without cause, his employment agreement provides for additional termination benefits.

     The term of the employment agreement with Mr. Longo is three years, effective as of January 1, 2004, and automatically renews for successive one year periods, unless either party provides written notice of non-renewal at least 90 days prior to the anniversary date. Effective August 1, 2007, the Board of Directors approved an increase in Mr. Longo's annual salary to $210,000. Upon termination of employment, Mr. Longo is entitled to six months of base salary and benefits continuation as severance. After the severance period, if Mr. Longo was involuntarily terminated without cause, he is entitled to additional termination benefits, including an annual payment of $97,500 for the remainder of his life, plus lifetime reimbursement of gap medical insurance premiums to cover expenses not covered by Medicare or Medicaid, to the extent commercially available. If Mr. Longo is survived by his spouse, she is entitled to receive half of the annual payment amount $48,750 for the remainder of her life, plus continuation of the gap medical insurance benefit. These entitlements are unfunded and Mr. Longo's rights to these benefits are as an unsecured general creditor of the Company.

Our internal controls over financial reporting contain certain material weaknesses which could affect the ability of investors to rely on our financial statements.

     As of October 31, 2008, the Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that it discloses the required information in a timely manner and in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer conducted their review as defined by Exchange Act Rules 13a-15(e) and 15d-15(e).

     Management is responsible for establishing and maintaining adequate internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.
Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) as set forth in Internal Control
- Integrated Framework.

     Based on our evaluation under the framework in Internal Control --
Integrated Framework, and due to certain material weaknesses existing in our internal controls as of October 31, 2008 (described below), management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of October 31, 2008.

     A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods. As of October 31, 2008, the following material weaknesses existed:




     o Ineffective Entity-Level Controls: The Company did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
          (COSO) in Internal Control-- Integrated Framework. Specifically, the
          Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.
     o    Inadequate Expertise in the application of certain U.S. Generally
          Accepted Accounting Principles: The Company lacks adequately trained accounting personnel with appropriate United States generally accepted accounting principles (US GAAP) expertise for complex transactions.
     o Inadequate Reviews: There was inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations.


     Assuming our volume of business increases and sufficient capital is secured
(neither of which can be assured), we intend to increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

     However, if other material weaknesses are identified and not promptly corrected in the future, our ability to report our quarterly and annual financial results on a timely and accurate basis may be adversely affected.

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

     There are currently a large number of shares of common stock that are eligible for sale and additional shares which is eligible for sale in connection with the effectiveness of our recent registration statements. The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These factors could also make it more difficult for us to raise funds through future offerings of our common stock.

     Shares issuable upon the conversion of warrants or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and may depress the price of our common stock.

     We have registered a total of 10,619,844 shares of our common stock for resale in two registration statements on Form S-1 for resale by the selling shareholders listed therein, including FB US Investments, Cornell Capital
Partners and Northshore Asset Management (where Arthur J. Steinberg, Esq. is the appointed receiver). A sales of these shares by one or more selling shareholders could result in a decrease in the price of our common stock.

Shares issuable upon the conversion of warrants or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

     As of October 31, 2008, we had outstanding warrants exercisable for an aggregate of 7,187,966 shares of our common stock at a weighted average exercise price of $4.08 per share. In addition, as of October 31, 2008, options to purchase an aggregate of 1,776,000 shares of our common stock were outstanding at a weighted average exercise price of $4.69 per share. In addition, 1,135,000 shares of our common stock were available on October 31, 2008 for future option grants under our stock option plans. To the extent any of these warrants or options is exercised and any additional options are granted and exercised, there will be further dilution to investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.






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

     Our corporate headquarters is currently located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where we lease 5,612 square feet of office space. The monthly base rent payments are $11,224 to December 2011, when the lease expires;
however, we have the option to extend it for another three years at substantially the same price and we currently intend to exercise that option. On
December 11, 2006, in connection with the lease agreement, we issued a warrant to our landlord for the right to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model, which will be amortized over the life of the lease. During the fiscal year ended October 31, 2008, we incurred a charge to operations in the amount of $216,975 relating to these warrants. These warrants expire on December 11, 2011.

     Our product showroom is located at 190 Century Drive, Bristol, Connecticut,
06010, where we lease 16,291 square feet of office space. On July 13, 2007, the Company signed an amendment to the original lease agreement whereby the Company increased the space by roughly 50% and extended the lease such that the expiration is now June 15, 2009. The lease provides for monthly base rent payments of $8,145. The Company is currently negotiating for an extension on this lease.

     Our manufacturing facility is located at 545 Broad Street, Bristol, Connecticut, 06010, where we lease 30,000 square feet of manufacturing space.
The lease provided for monthly base rent payments of $5,775 through the December
31, 2007 expiration date. The lease arrangement is currently on a month-to-month basis for a rent payment of $5,775 per month.


Item 3.  Legal Proceedings

     As of October 31, 2008, the Company was not a party to any pending legal proceeding as to which disclosure was required pursuant to Item 103 of Regulation S-K.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2008.




                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

     Our common stock has traded on the NASD Over-The-Counter Bulletin Board under the symbol "STHK.OB" since July 2003. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. From November
2000 through July 2003, our common stock traded on the Nasdaq Capital Market.
The last reported sale price for our common stock on January 28, 2009 was $0.35.

     The table below sets forth the high and low closing prices for our common stock during the periods indicated:

                                                   Closing Price of Common Stock
                                                   -----------------------------

      Fiscal Year ended October 31, 2007                High             Low
      First Quarter                                    $3.15           $2.00
      Second Quarter                                    3.65            2.20
      Third Quarter                                     2.90            2.03
      Fourth Quarter                                    2.40            1.75


      Fiscal Year ending October 31, 2008
      First Quarter                                    $2.20           $1.51
      Second Quarter                                    1.52
                                                                        0.90
      Third Quarter                                     1.15
                                                                        0.80
      Fourth Quarter                                    0.85            0.31

      Fiscal Year ending October 31, 2009
      First Quarter through February 11,               $0.45           $0.26

Stockholders

     As of January 28, 2009, there were 23,618,236 shares of our common stock outstanding that were held of record by approximately 579 shareholders.

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




Securities Authorized for Issuance under Equity Compensation Plans

                                                      Shares of Common           Weighted-              Shares of Common Stock
                                                     Stock to be issued       average exercise          remaining available for
                                                      upon exercise of            price of               future issuance under
                                                         outstanding            outstanding            equity compensation plans
                                                      options, warrants       options, warrants          (excluding securities
                                                         and rights               and rights             reflected in column (a))
                                                              (a)                    (b)                          (c)
                                                     ------------------       -----------------        --------------------------

             Plan Category
             Equity compensation plans
               approved by security holders                1,776,000              $ 4.69                        1,135,000

             Equity compensation plans not
               approved by security holders (1)            7,187,966              $ 4.08                             --
                                                      --------------         -----------                       ----------

             Total                                         8,963,966              $ 4.20                        1,135,000
                                                     ===============         ===========                       ===========

          (1)     Warrants issued to investors in connection with private placements of our common stock (see Note 6 to the Notes to Consolidated Financial Statements for a brief description of the terms of these warrants).

(b) Recent Sales of Unregistered Securities.

     None.

(c) Issuer Purchases of Equity Securities.

     The Company did not repurchase any shares of the Company's common stock during the last fiscal quarter.




Item 6. Selected Financial Data.

     The following selected financial information should be read in connection with, and is qualified by reference to, our consolidated financial statements and their related notes and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and "Financial Statements and Supplementary
Data" included elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference. The statement of operations data for the fiscal years ended October 31, 2007 and 2008 and the balance sheet data as of October 31, 2007 and 2008 are derived from audited consolidated financial statements included elsewhere in this annual report. The statement of operations data for the fiscal years ended October 31, 2004, 2005 and 2006 and the balance sheet data as of October 31, 2004, 2005 and 2006 have been derived from audited consolidated financial statements not included in this Annual Report on Form
10-K.


Statement of operations data:                                                   Years Ended October 31,
                                                           ------------------------------------------------------------------------
                                                                          (in thousands, except per share data)
                                                              2004           2005            2006            2007             2008
                                                              ----           ----            ----            ----             ----

Revenues ...........................................       $  1,709        $    290        $    949        $    746        $    157
Cost of revenues ...................................            629              69             307             301             116
Gross profit .......................................          1,080             221             642             445              41
Operating expenses:
General and administrative expenses.. ..............          2,460           3,073           3,141           3,543           5,145
Research and development expenses ..................            353             338             325             261             197
Selling expenses ...................................            929             871             683             728             707
Total operating expenses ...........................          3,742           4,282           4,149           4,532           6,049
Loss from operations ...............................         (2,662)         (4,061)         (3,507)         (4,087)         (6,008)
Other expense (income):
Interest expense ...................................              2              19             155              16            --
Other expense (income) .............................            (30)           (423)          2,955            (218)           (225)

Loss before income taxes ...........................         (2,634)         (3,657)         (6,617)         (3,885)         (5,783)
Income tax expense .................................             12              22               3               5               4
Net (loss) .........................................       $ (2,646)       $ (3,679)       $ (6,620)       $ (3,890)       $ (5,787)
Net (loss) per share - basic and diluted ...........       $  (0.16)       $  (0.21)       $  (0.34)       $  (0.18)       $  (0.25)
Weighted-average shares outstanding -
basic and diluted ..................................         16,872          17,921          19,643          22,039          23,191


                                                                                  Years Ended October 31,
                                                           ------------------------------------------------------------------------
                                                                          (in thousands, except per share data)
                                                              2004           2005            2006            2007             2008
                                                              ----           ----            ----            ----             ----
Balance Sheet Data:
Cash and cash equivalents ..........................       $  2,401        $  2,490        $  2,280        $ 11,613        $  4,658
Working capital ....................................          1,720          (1,069)            661           2,249          (2,784)
Total assets .......................................          4,957           5,634           5,174          17,603          15,423
Total stockholders' equity/deficiency
                                                              3,621           1,653           1,506           4,412            (657)





Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes appearing in this Annual Report on Form 10-K.

Recent Developments

     The following provides updates to certain projects and other events that have transpired since the year ended October 31, 2008.

     EnviroSafe - On May 10, 2007, we entered into a purchase agreement with Envirosafe Industrial Services Corporation ("EnviroSafe") whereby we sold to
EnviroSafe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000. On
May 23, 2007, we received a down payment in the amount of $1,927,500, or 10% of the purchase price. The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter
Systems. The Company received aggregate payments under this sales agreement of $9,155,500 through October 31, 2008. As of October 31, 2008, payments aggregating $3,373,250 were past due. The Company understands that the delays in payment have been the result of a combination of factors, including the relocation of the installation site for the Plasma Converter Systems (as described below), changes to EnviroSafe's business plans in connection with the relocation and the impact of the global economic crisis on EnviroSafe's resources.

     As described above, EnviroSafe elected to relocate the site of installation for the Plasma Converter Systems from Barcelonita, Puerto Rico to a former
Schering Plough pharmaceutical industry facility located in Maneti, Puerto Rico, which has resulted in delays in fabricating and assembling the Plasma Converter
Systems. The Company is completing those items in the fabrication and assembly process that can be completed within the requirements of imposed reduced resources. On December 9, 2008, the Company announced that EnviroSafe acquired the new site where it plans to install the Plasma Converter Systems at its new
Recycling and Energy-recovery, Environmental Center. Representatives of the
Company have visited the new site and have been in discussions with EnviroSafe about revising the contract to change the final delivery date and payment schedule; however, the terms have not been finalized. The Company currently expects the project to continue forward with a delivery date targeted for late
2009.

     Strategic Alliance with Future Fuels, Inc. - During the fiscal year ended
October 31, 2008, the strategic alliance previously announced with Future Fuels, Inc. ("FFI"), which contemplated cooperation in identifying and pursuing business opportunities in which our products and equipment would be integrated with FFI's equipment and production process to operate waste-to-ethanol conversion facilities, was terminated.

     Appointment of Mid-East Sales Representative - The Company has appointed Al
Haya Waste Management & Projects Company ("Al Haya") of Qatar as its sales representative in the Mid-East. Al Haya provides a large and very comprehensive array of environmental goods and services to clients in the Mid-East and in many countries around the world.

     United Kingdom - On August 10, 2007, the Company, through its exclusive distributor for the United Kingdom, W2GE (Waste 2 GreenEnergy, Ltd.), entered into a purchase agreement with a customer for the purchase of a Plasma Converter
System for an aggregate sales price of $5,400,000. Through October 31, 2008, the Company has received $1,350,000 in payments relating to this purchase agreement.
The balance of the purchase price is scheduled to be paid in installments. On
March 5, 2008, the Company agreed to a revised payment schedule with the customer to extend the $540,000 payment originally due on May 15, 2008. The
Company has not yet received this payment nor has this revised payment schedule been implemented. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. The
Company is currently in discussions with this customer with respect to a revised delivery schedule related to past due payments.




     Poland - On December 15, 2008, the Company announced that it was notified by the Company's exclusive distributor for the United Kingdom and Poland, that W2GE's wholly-owned Polish subsidiary SG Silesia Sp Z o.o. ("SG Silesia") has entered into a formal contract with one of Poland's largest chemical companies, Zak(3)ady Azotowe Kedzierzyn SA ("ZAK"), for the sale to ZAK of PCG syngas and steam from the Plasma Converter System to be installed, owned and operated by SG
Silesia within the grounds of ZAK's existing production facilities located in Kedzierzyn-KoYle in the southern Silesian region of Poland. This new facility, initially anticipated to process 10 tons of high-value, industrial waste (feed stocks) per day, is expected to be fully operational in late 2009. According to an announcement made by ZAK on December 8, 2008, once the installation is on-line, the capacity of the Plasma Converter processes will be increased by an additional 100 tons-per-day to substantially increase the amount of PCG syngas and steam provided to ZAK by the Plasma Converter System. The Company anticipates that engineering meetings will take place with w2ge in the near future to assess what modifications, if any, may be required for the installation.

     It is the Company's understanding from communications with W2GE's officers during 2008, that the delay to late 2009 was principally because W2GE experienced unforeseen difficulties acquiring the rights to the Bytom, Poland site wherein the Plasma Converter System was to be installed. This also had a detrimental effect on W2GE's ability to secure the anticipated financing on which it relied for the Bytom Project. This is still not a settled matter. The
Plasma Converter System originally designated for Bytom, now in manufacturing, may be configured and will be delivered to another W2GE facility located in Poland.

     Slovenia - On January 23, 2009, the Company announced the appointment of
EKOBASE d.o.o. of Gorenje Blato 103, 1291 Skofljica, Slovenia, as its exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and also the Republic of Austria. In connection with this appointment, the Company received a payment of $250,000 for the distributorship rights. The distributorship agreement requires EKOBASE to purchase a number of Plasma Converter Systems uniformly during the following years as a minimum requirement to maintain possession of the distributorship rights.

     Clean Energy Tech - On November 20, 2008, the Company announced that it has been ranked 14 in a field of 100 clean energy technologies by the New Energy
Congress Top 100 Clean Energy Technologies on November 17, 2008. Since April
2006, the New Energy Congress has been systematically voting on energy technologies, reviewing a new technology every few days, and weighing each against the criteria they established with the latest update as of November 17, 2008.

     Native American Indian Nations - On November 10, 2008, the Company announced that the Native American Investors Group LLC issued a news release announcing that it has issued a Letter of Intent to the Company to acquire multiple Plasma Converter Systems for installation on Native American Indian
Nations' Reservations to process various waste materials and to produce energy.





Results of Operations

Comparison of fiscal years ended 2008 and 2007

Operations

     Revenues. Our total revenues were $157,448 for the fiscal year ended
October 31, 2008, compared to $745,898 for the same period in 2007, a decrease of $588,450, or 78.9%. The decrease was primarily due to a decrease in the sale of manufactured parts, which amounted to $526,000 during the fiscal year ended
October 31, 2007. A contributing factor was a $137,450 decline in the amortization of distributor fees, to $82,448 from $219,898, because the 36-month amortization period ended in fiscal 2008 for all of the distributor fees that were being amortized throughout the entire fiscal 2008 period. Unamortized distribution fees declined to $0 at October 31, 2008, compared to $82,464 at October 31, 2007. Revenues for manufactured parts and installation were down, to $75,000 for fiscal 2008, compared to $526,000 for fiscal 2007, and for both periods are entirely attributable to successive overhaul projects for Mihama, Inc., whereby their PCS was recently relocated near Kobe, Japan, for which we provided field service support and replacement parts. Mihama, Inc. is now using a PCS to safely and irreversibly destroy PCB's (polychlorinated bephenyls) and to support its sales and marketing program.

     Gross profit. Our gross profit was $40,926 for the fiscal year ended
October 31, 2008, compared to a gross profit of $444,611 for the fiscal year ended October 31, 2007, a decrease of $403,685, or 90.8%. The decrease in gross profit for fiscal 2008 was primarily attributable to the decline in the higher margin revenues associated with engineering designs as well as a decline in the distributor fees.

     General and administrative expenses. Our general and administrative expenses for the fiscal year ended October 31, 2008 were $4,915,104, compared to $3,234,976 for the same period in 2007, an increase of $1,680,128, or 51.9%. The increase was primarily attributable to (1) increased professional fees
(approximately $1,030,000) primarily attributable to the succession plan related to our management team, and the preparation of securities and registration filings which include legal, consulting and accounting fees, (2)The incurrance of higher insurance expenses and, (3) the increase in matching under our 401k plan for our employees (approximately $294,790), offset by a decline in certain expenses (approximately $325,000) due to the one time litigation settlement and liquidation expense, and reduction in the number of option grants being amortized.

     Research and development expenses. Our research and development expenses for the fiscal year ended October 31, 2008 were $197,493, compared to $261,305 for fiscal 2007, a decrease of $63,812, or 24.4%. This decrease is attributable to slightly lower salary expense.

     Selling expenses. Our selling expenses for fiscal year ended October 31, 2008 were $706,682, compared to $728,284 for the same period in 2007, a decrease of $21,602, or 3.0%. The decreased selling expenses were primarily attributable to a decrease of approximately $34,000 in consulting expenses associated with reducing some of our new business development efforts in the U.S. and abroad.

Other Income (Expense)

     Interest income. Our interest income for the fiscal year ended October 31, 2008 was $224,795, compared to $195,352 in the same period in 2007, an increase of $29,443, or15.1%. The increase was primarily attributable to higher average cash balances, partially offset by reduced average short-term interest rates.

     Other expenses. Our other expenses (interest expense, amortization of deferred financing costs, amortization of deferred debt discount, terminated offering costs, loss of disposition of asset, and the change in value of warrants and conversion option) for the fiscal year ended October 31, 2008 were $0, as compared to $239,514 in fiscal 2007, a decrease of $239,514, or 100.0%.
The decrease was primarily attributable to the fact that (1) all of the convertible debentures issued to Cornell Capital Partners on September 15, 2005, which are associated with the interest expense, deferred financing costs, the deferred debt discount and the change in the value of the warrants and conversion option, were converted or paid off in fiscal 2007, and (2) the January 2008 termination of the Standby Equity Distribution Agreement entered into with Cornell Capital Partners on September 15, 2007, resulted in the recognition of the terminated offering costs as of October 31, 2006.

     Other income. Our other income for the fiscal year ended October 31, 2008 was $0, compared to $246,866 in fiscal 2007, a decrease of $246,866, or 100.0%.
The decrease was primarily attributable to completion of the U.S. Department of Energy StarCell project.



Effects of Inflation

     The effects of inflation have had very little effect on our net revenues.

Liquidity and Capital Resources

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

     The Company has historically incurred net losses from operations. For the fiscal year ended October 31, 2008, net cash used in operating activities was $6,632,289, primarily due to an increase in inventories of $4,145,463 and operating losses of $5,787,115, which was offset by an increase in customer deposits of $2,655,012. Investing activities resulted in the use of $322,403 of cash and cash equivalents during the fiscal year ended October 31, 2008, due to the purchase of equipment. As of October 31, 2008, the Company had cash and cash equivalents of $4,658,169 and had negative working capital of $2,783,843.


     The Company has historically obtained funds to operate is business through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of its products and the receipt of payments in connection with entering into distributorship agreements. During the fiscal year ended October 31, 2008, the Company did not receive any cash proceeds from the issuance and sale of its equity or debt instruments. In addition, through October 31, 2008, the Company received installments payments in the aggregate amount of $2,655,012 in conjunction with two sales agreements. Subsequent to October 31, 2008, the Company has not received any additional deposits in connection with these sales agreements; however, on January 23, 2009, the Company received a payment of $250,000 in connection with a Distribution
Agreement with EKOBASE d.o.o. of Gorenje Blato 103, 1291 Skofljica, Slovenia.
The Company has been and continues to be dependent upon the deposits and installment payments from the execution of distributorship agreements, sales of our products and sales of our securities.

     Our ability to continue to operate as a going concern depends on our ability to generate sufficient revenue from the sale of our products, payments in connection with entering into distributorship agreements and/or the receipt of additional capital from one or more financing sources. Due to the fact that we have been unsuccessful in consummating additional sales of our products or otherwise raising additional capital, we have had to rely on a portion of the funds we received as non-refundable customer deposits in connection with the two sales agreements for our products to cover operating expenses. Management is continuing its efforts to sell our products and to secure additional funds through the receipt of additional capital. However, there can be no assurance that we will be able to sell our products or that we will be able to raise additional capital on terms acceptable to us or at all. If we are unable to sell our products or raise additional capital, we will be forced to utilize the remaining balance of our non-refundable customer deposits to remain a viable entity and accordingly, we might need to significantly restrict or discontinue our operations.




Off-Balance Sheet Arrangements

     As of January 229 2009, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.


Contractual Obligations

     In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with these contractual obligations as of October 31, 2008, are summarized below:

                                                                                 Payments due in
                                             ---------------------------------------------------------------------------------------
For the years ended October 31,               2009         2010-2011          2012-2013                Thereafter           Total
---------------------------------------     --------       ---------          ---------                ----------           --------

Office leases                               $195,776        $269,376        $           --          $           --          $465,152
                                            --------        --------        ----------------        ----------------        --------

              Total                         $195,776        $269,376        $           --          $           --          $465,152
                                            ========        ========        ================        ================        ========

Critical Accounting Policies and Estimates

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

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123R. Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.

Revenue Recognition

     In general, the Company recognizes revenue on the sale of its manufactured products when the contract is completed, unless the contract terms dictate otherwise. Revenues earned from consulting, design and other professional services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over the estimated economic life of the respective agreements.

Inventories

     Inventories consist of raw materials and work in process. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.





Recent Accounting Pronouncements

     In June 2008, the EITF reached a consensus in Issue No. 07-5, "Determining
Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock"
("EITF 07-5"). This Issue addresses the determination of whether an instrument
(or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The
Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its results of operations and financial condition.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued
Statement No. 162 "The Hierarchy of Generally Accepted Accounting Principles."
The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing
Standards (SAS) No. 69, "The meaning of Present Fairly in Conformity With
Generally Accepted Accounting Principles". Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC's approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company's results of operations or financial position.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities-an amendment of FASB Statement No. 133"
("SFAS 161"), to require enhanced disclosures about an entity's derivative and hedging activities and thereby improve the transparency of financial reporting.
SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently in the process of evaluating the impact of the adoption of SFAS 161 on its results of operations and financial condition.

     In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2") that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of FSP
157-2 will have on its consolidated results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently,
(4) by requiring that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently in the process of evaluating the impact of the adoption of SFAS 160 on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 141R (Revised 2007), "Business
Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business
Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS
141R also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December
15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.





Item 7A.   Quantitative and Qualitative Disclosure about Market Risk.

     We are primarily exposed to foreign currency risk, interest rate risk and credit risk.

     Foreign Currency Risk - We fabricate and assemble our products in the United States and market our products in North America, Japan, Europe, Asia,
Africa, the Middle East, South America and other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
Because a significant portion of our revenues are currently denominated in U.S.
dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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


Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

     None.

Item 9A(T).   Controls and Procedures

Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the "Exchange Act"). The
Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Effectiveness of Internal Control over Financial Reporting

     As of October 31, 2008, the Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that it discloses the required information in a timely manner and in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer conducted their review as defined by Exchange Act Rules 13a-15(e) and 15d-15(e).

     Management is responsible for establishing and maintaining adequate internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.
Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) as set forth in Internal Control
- Integrated Framework.

     Based on our evaluation under the framework in Internal Control --
Integrated Framework, and due to certain material weaknesses existing in our internal controls as of October 31, 2008 (described below), management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of October 31, 2008.

     A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods. As of October 31, 2008, the following material weaknesses existed:

     o Ineffective Entity-Level Controls: The Company did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
          (COSO) in Internal Control-- Integrated Framework. Specifically, the
          Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

     o    Inadequate Expertise in the application of certain U.S. Generally
          Accepted Accounting Principles: The Company lacks adequately trained accounting personnel with appropriate United States generally accepted accounting principles (US GAAP) expertise for complex transactions.

     o Inadequate Reviews: There was inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations.

Changes to Internal Control over Financial Reporting

     During the quarter ended October 31, 2008, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect our controls subsequent to the date of their evaluation.

Attestation Report

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information.

     None.




                                    PART III

     The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) are hereby incorporated by reference from the Company's definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed with the SEC no later than 120 days after October 31, 2008.




                       STARTECH ENVIRONMENTAL CORPORATION

                                Table of Contents

                  For The Years Ended October 31, 2008 and 2007

                                                                           Page
                                                                           ----


Report of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets                                                 F-2
Consolidated Statements of Operations                                       F-3
Consolidated Statements of Stockholders' Deficiency                         F-4
Consolidated Statements of Cash Flows                                       F-5
Notes to Consolidated Financial Statements                                  F-6









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Startech Environmental Corporation

We have audited the accompanying consolidated balance sheets of Startech
Environmental Corporation ("the Company") as of October 31, 2008 and October 31,
2007, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Startech
Environmental Corporation as of October 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has no significant recurring revenues and has incurred significant losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Marcum & Kliegman LLP

New York, NY
February 12, 2009




                                                PART 1- FINANCIAL INFORMATION
                                                -----------------------------

Item 1. Financial Statements

                                             STARTECH ENVIRONMENTAL CORPORATION
                                                 Consolidated Balance Sheets

                                                                                   October 31, 2008      October 31, 2007
                                                                                   ----------------      ----------------
                                                           ASSETS

Current assets:

               Cash and cash equivalents                                              $  4,658,169        $ 11,612,863
               Accounts receivable                                                       3,373,250           2,891,250
               Note receivable                                                             385,000             385,000
               Inventories                                                               4,696,284             550,821
               Prepaid expenses and other current assets                                   183,266             100,372
                                                                                      ------------        ------------

                       Total current assets                                             13,295,969          15,540,306

Equipment and leasehold improvements, net                                                2,066,802           1,973,757

Other assets                                                                                60,016              89,374
                                                                                      ------------        ------------

                       Total assets                                                   $ 15,422,787        $ 17,603,437
                                                                                      ============        ============

                                      LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
               Accounts payable and accrued expenses                                  $    493,656        $    260,594
               Customer deposits and deferred revenue                                   15,586,156          12,931,144
                                                                                      ------------        ------------

                       Total liabilities                                                16,079,812          13,191,738
                                                                                      ------------        ------------

Commitments and contingencies

Stockholders' equity:
               Preferred stock, no par value, 10,000,000 shares authorized;
                       none issued and outstanding                                            --                  --
               Common stock, no par value; 800,000,000 shares authorized;
                       23,340,207 issued and outstanding at October 31, 2008 and
                       23,072,775 issued and outstanding at October 31, 2007            34,232,892          33,938,101
               Additional paid-in capital                                                5,668,397           5,481,497
               Deferred leasing costs                                                      (19,726)           (256,426)
               Accumulated deficit                                                     (40,538,588)        (34,751,473)
                                                                                      ------------        ------------

                       Total stockholders' (deficiency) equity                            (657,025)          4,411,699
                                                                                      ------------        ------------

                       Total liabilities and stockholders' (deficiency)               $ 15,422,787        $ 17,603,437
                                                                                      ============        ============


                                        See notes to these consolidated financial statements.





                                        STARTECH ENVIRONMENTAL CORPORATION
                                      Consolidated Statements of Operations

                                                                               Years Ended October 31,
                                                                         ------------------------------------
                                                                             2008                    2007
                                                                         ------------            ------------

Revenue                                                                  $    157,448            $    745,898

Cost of revenue                                                               116,522                 301,287
                                                                         ------------            ------------

Gross profit                                                                   40,926                 444,611
                                                                         ------------            ------------

Operating expenses:

          Selling expenses                                                    706,682                 728,284
          Research and development expenses                                   197,493                 261,305
          General and administrative expenses                               4,915,104               3,234,976
          Asset impairment charge                                                --                   126,000
          Depreciation and amortization  expenses                             229,358                 181,353
                                                                         ------------            ------------

     Total operating expenses                                               6,048,637               4,531,918
                                                                         ------------            ------------

Loss from operations                                                       (6,007,711)             (4,087,307)
                                                                         ------------            ------------

Other income (expense):

          Interest income                                                     224,795                 195,352
          Interest expense                                                       --                   (16,047)
          Amortization of deferred debt discount                                 --                  (101,858)
          Amortization of deferred financing costs                               --                   (13,783)
          Change in value of warrants and conversion option                      --                  (107,826)
          Other income                                                           --                   246,866
                                                                         ------------            ------------

     Total other income (expense)                                             224,795                 202,704
                                                                         ------------            ------------

Net loss  before income taxes                                              (5,782,916)             (3,884,603)

Income taxes                                                                    4,199                   4,931
                                                                         ------------            ------------

Net loss                                                                 $ (5,787,115)           $ (3,889,534)
                                                                         ============            ============

Per share data:
Net loss per share - basic and diluted                                   $      (0.25)           $      (0.18)
                                                                         ============            ============

Weighted average common shares
    outstanding - basic and diluted                                        23,191,040              22,039,254
                                                                         ============            ============


                                See notes to these consolidated financial statements.




                                                    STARTECH ENVIRONMENTAL CORPORATION
                                        Consolidated Statements of Stockholders Equity (Deficiency)

                                                                 Additional   Deferred     Deferred                      Total
                                   Common                         Paid-in     Offering     Leasing     Accumulated    Stockholders'
                                   Shares           Amount        Capital       Costs       Costs         Deficit         Equity
                                   ------           ------        -------       -----       -----         -------         ------

Balance, October 31, 2006          27,915,287    $ 28,929,534    $3,780,197   $(341,551)   $    --      $(30,861,939)   $ 1,506,241

Issuance of common stock
  for cash                          2,081,149       4,699,202          --          --           --              --        4,699,202

Issuance of common stock
  to placement agent                   74,500            --            --          --           --              --             --

Shares issued for 401(k) plans         37,834          78,403          --          --           --              --           78,403

Issuance of common stock for
  services                             25,000          73,250          --          --           --              --           73,250

Return of common stock
   from escrow                     (7,196,900)           --            --          --           --              --             --

Conversion of common stock in
connection with convertible
debenture                             271,339         499,263          --          --           --              --          499,263

Reclassification of
  derivative liabilities
  to equity                              --              --         932,745        --           --              --          932,745

Issuance of warrants
  as deferred leasing costs              --              --         473,401        --       (473,401)           --             --

Amortization of
  warrants issued as deferred
  leasing costs                          --              --            --          --        216,975            --          216,975

Amortization of
  deferred compensation                  --              --         295,154        --           --              --          295,154

Common stock surrendered in
  connection with terminated
  agreement                          (135,434)       (341,551)         --       341,551         --              --             --

Net loss                                 --              --            --          --           --        (3,889,534)    (3,889,534)
                                  -----------    ------------    ----------   ---------    ---------    ------------    -----------

Balance, October 31, 2007          23,072,775      33,938,101     5,481,497        --       (256,426)    (34,751,473)     4,411,699

Issuance of common stock
  for cash                               --              --            --          --           --              --             --

Shares issued for 401(k) plans        267,432         294,791          --          --           --              --          294,792

Amortization of warrants issued
  as deferred leasing costs              --              --            --          --        236,700            --          236,700

Amortization of
  option deferred compensation           --              --         186,900        --           --              --          186,900

Net loss                                 --              --            --          --           --        (5,787,115)    (5,787,115)
                                  -----------    ------------    ----------   ---------    ---------    ------------    -----------

Balance, October 31, 2008          23,340,207    $ 34,232,892    $5,668,397   $    --      $ (19,726)   $(40,538,588)   $  (657,025)
                                  ===========    ============    ==========   =========    =========    ============    ===========


                                           See notes to these consolidated financial statements.




                                       STARTECH ENVIRONMENTAL CORPORATION
                                      Consolidated Statements of Cash Flows

                                                                              Years Ended October 31,
                                                                       ------------------------------------
                                                                            2008                   2007
                                                                       ------------            ------------

Cash flows from operating activities:
Net loss                                                               $ (5,787,115)           $ (3,889,534)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Asset impairment charge                                                      --                   126,000
  Stock based compensation                                                  186,900                 295,154
  Non cash consulting expenses                                                 --                    73,250
  401(k) match through issuance of common stock                             294,791                  78,403
  Depreciation and amortization                                             229,358                 181,353
  Amortization of deferred financing costs                                     --                    13,783
  Amortization of deferred leasing costs                                    236,700                 216,975
  Amortization of deferred debt discount                                       --                   101,858
  Change in value of warrants and conversion option                            --                   107,826
Changes in operating assets and liabilities:
  Accounts receivable                                                      (482,000)             (2,891,250)
  Prepaid expenses and other current assets                                 (82,894)                (97,365)
  Inventories                                                            (4,145,463)               (212,146)
  Other assets                                                               29,358                    (108)
  Accounts payable and accrued expenses                                     233,062                  16,709
  Customer deposits and deferred revenue                                  2,655,012              10,921,352
                                                                       ------------            ------------
       Net cash (used in) provided by operating activites                (6,632,291)              5,042,260
                                                                       ------------            ------------

Cash flows used in investing activities:
  Purchase of equipment                                                    (322,403)               (216,656)
                                                                       ------------            ------------
       Cash used in investing activities                                   (322,403)               (216,656)
                                                                       ------------            ------------

Cash flows from financing activities:
  Repayments of convertible debenture                                          --                  (191,857)
  Proceeds from exercise of options, warrants and
       common stock issuance                                                   --                 4,699,202
                                                                       ------------            ------------
Net cash provided by financing activities                                      --                 4,507,345
                                                                       ------------            ------------

Net (decrease) increase in cash and cash equivalents                     (6,954,694)              9,332,949

Cash and cash equivalents, beginning                                     11,612,863               2,279,914
                                                                       ------------            ------------
Cash and cash equivalents, ending                                      $  4,658,169            $ 11,612,863
                                                                       ============            ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest                                                               $       --              $     16,047

Taxes                                                                  $      4,197            $      4,931

Non-cash investing and financing activities:

Common stock issued for services                                       $       --              $     73,250

Warrants issued in connection with office lease                        $       --              $    473,401

Common stock surrendered in
  connection with terminated agreement                                 $       --              $    341,551

Convertible notes converted to common stock                            $       --              $    499,263

Reclassification of derivative liabilities to equity                   $       --              $    932,745


                                     See notes to these consolidated financial statements.







                       STARTECH ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -- Organization and Going Concern:

Company's Activities
--------------------

     Startech Environmental Corporation (the "Company") is an environmental technology corporation dedicated to the development, production and marketing of low cost waste minimization, resource recovery, and pollution prevention systems that convert waste into valuable commodities.

Going Concern
-------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.
The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The
Company has no significant revenue, has suffered significant recurring operating losses and needs to sell additional products and/or raise additional capital in order to be able to accomplish its business plan objectives. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has incurred a net loss of $5,787,113 during the fiscal year ended October 31, 2008. For the fiscal year ended October 31, 2008, net cash used by operating activities was $6,632,289. As of October 31, 2008, the Company had cash and cash equivalents of $4,658,169 and had negative working capital of $2,783,843. The Company has historically obtained funds to operate is business through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of its products and the receipt of payments in connection with entering into distributorship agreements. During the fiscal year ended October 31, 2008, the Company did not receive any cash proceeds from the issuance and sale of its equity or debt instruments. In addition, through October 31, 2008, the Company received installments payments in the aggregate amount of $2,655,012 in conjunction with two sales agreements.
Subsequent to October 31, 2008, the Company has not received any additional deposits in connection with these sales agreements; however, on January 23, 2009, the Company received a payment of $250,000 in connection with entering into a Distribution Agreement with EKOBASE d.o.o. of Gorenje Blato 103, 1291
Skofljica, Slovenia. The Company has been and continues to be dependent upon the deposits and installment payments from the execution of distributorship agreements, sales of its products and sales of its securities.

     The Company's ability to continue to operate as a going concern depends on its ability to generate sufficient revenue from the sale of its products, payments in connection with entering into distributorship agreements and/or the receipt of additional capital from one or more financing sources. Due to the fact that the Company has been unsuccessful in consummating additional sales of its products or otherwise raising additional capital, its had to rely on a portion of the funds the Company received as non-refundable customer deposits in connection with the two sales agreements for products to cover operating expenses. Management is continuing its efforts to sell the Company's products and to secure additional funds through the receipt of additional capital.
However, there can be no assurance that the Company will be able to sell its products or that the Company will be able to raise additional capital on terms acceptable to it or at all. If the Company is unable to sell its products or raise additional capital, the Company will be forced to utilize the remaining balance of its non-refundable customer deposits to remain a viable entity and accordingly, the Company might need to significantly restrict or discontinue its operations.




Note 2 -- Summary of Significant Accounting Policies:

Principles of Consolidation
---------------------------

     The consolidated financial statements of Startech Environmental Corporation include the accounts of Startech Corporation, its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

     In general, the Company recognizes revenue on the sale of its manufactured products when the contract is completed, unless the contract terms dictate otherwise. Revenues earned from consulting, design and other professional services are recognized when the services are completed. For distributorship agreements, revenue is recognized for services and training upon completion and the distribution rights are amortized over the estimated economic life of the respective agreements.

     For the fiscal years ended October 31, 2008 and 2007, revenue consisted of the following:

                                                       2008               2007
                                                     --------           --------

Manufactured parts                                   $ 75,000           $526,000
Distributorships                                       82,448            219,898
                                                     --------           --------
Total                                                $157,448           $745,898
                                                     ========           ========

Fair Value of Financial Instruments
-----------------------------------

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




Note 2 -- Summary of Significant Accounting Policies, continued:

Accounts Receivable
-------------------

     Accounts receivable are carried at their estimated collectible amounts.
Accounts receivable are periodically evaluated for collectability and an allowance for doubtful accounts is recorded accordingly. Management determines collectability based on their experience and knowledge of the customers.

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

Deferred Financing Costs
------------------------

     Costs incurred in conjunction with the issuance of the convertible notes payable were capitalized and were amortized over the term of the notes, as adjusted for prepayments and conversions. Amortization of these costs has been recorded as part of general and administrative expenses in the accompanying financial statements.

Deferred Leasing Costs
----------------------

     Warrants provided in connection with a new office lease agreement were valued using the Black-Scholes model and are being amortized as a charge to operations over the life of the lease.

Research and Development
------------------------

     The Company charges all costs incurred to establish the feasibility of a product or enhancements to research and development expense in the period incurred. During the fiscal years ended October 31, 2008 and 2007, the Company incurred research and development expenses of $197,493 and $261,305, respectively.





Note 2 -- Summary of Significant Accounting Policies, continued:

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

Stock-Based Compensation
------------------------

     The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123R. Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and is recorded as part of general and administrative expenses in the accompanying financial statements. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. As of October
31, 2008, there was no unamortized fair value of nonvested options.


     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

                                                2008                2007
                                           ----------------    ---------------

Risk-free interest rate range                3.00%-3.26%        4.65%-5.00%
Expected life of options - years                3.66               10.00
Expected stock price volatility range            82%                98%
Expected dividend yield                          N/A                N/A




Note 2 -- Summary of Significant Accounting Policies, continued:

Stock Based Compensation, continued
-----------------------------------

     The weighted average estimated fair value of the stock options granted during the years ended October 31, 2008 and 2007 was $4.08 and $2.14 per share, respectively. The estimated fair value of options granted is amortized to expense over the option vesting periods.

     The Company accounts for the expected life of options in accordance with the "simplified" method provisions of SEC Staff Accounting Bulletin ("SAB") No.
110 (December 2007), which enables the use of the simplified method for "plain vanilla" share options as defined in SAB No. 107.

Net Loss Per Share of Common Stock
----------------------------------

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the potential dilution that could occur if securities such as convertible notes, options and warrants convertible into common stock were exercised or converted into common stock, unless their inclusion in the computation would be anti-dilutive.
Potentially dilutive securities realizable from the exercise of options, warrants and convertible notes are 8,963,966 and 11,393,827, at October 31, 2008 and 2007, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

     In June 2008, the EITF reached a consensus in Issue No. 07-5, "Determining
Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock"
("EITF 07-5"). This Issue addresses the determination of whether an instrument
(or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The
Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its results of operations and financial condition.

     In May 2008, the FASB issued Statement No. 162 "The Hierarchy of Generally
Accepted Accounting Principles." The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified
Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."
Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S.
generally accepted accounting principles for nongovernmental entities. Statement
No. 162 is effective 60 days following the SEC's approval of the Public Company
Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of Statement No. 162 but does not anticipate that the Statement will have a material effect on the Company's results of operations or financial position.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities-an amendment of FASB Statement No. 133"
("SFAS 161"), to require enhanced disclosures about an entity's derivative and hedging activities and thereby improve the transparency of financial reporting.
SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently in the process of evaluating the impact of the adoption of SFAS 161 on its results of operations and financial condition.

     In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2") that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of FSP
157-2 will have on its consolidated results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"), to improve the relevance, comparability and transparency of the information that a reporting entity provides in its consolidated financial statements by (1) requiring the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (2) requiring that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (3) requiring that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently,
(4) by requiring that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and (5) requiring that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently in the process of evaluating the impact of the adoption of SFAS 160 on its results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 141R (Revised 2007), "Business
Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business
Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS
141R also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December
15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.


Note 3 - Inventories:

     Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

     Inventories consist of the following:

                                                    2008                 2007
                                                 ----------           ----------
Raw materials                                    $  112,841           $  263,841
Work in process                                   4,583,443              286,980
                                                 ----------           ----------
                                                 $4,696,284           $  550,821
                                                 ==========           ==========

Note 4 -- Equipment and Leasehold Improvements:

     Equipment and leasehold improvements consist of the following:

                                                     Useful Life
                                                     (In years)           2008               2007
                                                    --------------    --------------    ---------------

Computer and equipment                                   3-5               $315,518         $  285,994
Demonstrator equipment                                   7-15             3,010,661          2,734,335
Furniture and fixtures                                   3-7                176,406            159,854
Leasehold improvements                                   3-7                118,518            118,518
Other                                                    4-7                 38,755             38,755
                                                                      --------------    ---------------
                                                                          3,659,858          3,337,456
Less: accumulated depreciation                                           (1,593,056)        (1,363,699)
                                                                      --------------    ---------------
Total equipment and leasehold improvements                              $ 2,066,802        $ 1,973,757
                                                                      ==============    ===============


     During the year ended October 31, 2007, the Company recorded an impairment charge in the amount of $126,000, which was determined by estimating the carrying value of the equipment that became obsolete.

     Depreciation and amortization expense totaled $229,358, and $181,353 for the fiscal years ended October 31, 2008 and 2007, respectively.




Note 5 -- Note Receivable:

     On October 25, 2006, the Company received a promissory note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on the note on or before September 15, 2007, but the payment was never received. The customer has since requested multiple extensions, each of which has been granted by the Company, the latest of which calls for monthly installment payments of $50,000 beginning November 1, 2008, and concluding with a final payment of $135,000 on April 30, 2009. No payments have yet been received under the latest payment terms. There can be no assurance that the Company will receive all or any portion of this payment or any subsequent payments. The Company has recorded a corresponding $385,000 liability within customer deposits and deferred revenue in the consolidated balance sheets.


Note 6 -- Stockholders' Equity:

Common Stock
------------


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

     On March 13, 2007, the Company received net proceeds of $500,002 from an investor in consideration of the sale in a private placement of 208,334 shares of common stock. The Company issued 20,834 shares of common stock to the placement agent in connection with this transaction.

     On March 16, 2007, the Company received net proceeds of $259,200 from an investor in consideration of the sale in a private placement of 108,000 shares of common stock. In addition, the Company granted 12,000 shares of common stock to a placement agent in connection with this transaction.

     On March 21, 2007, the Company received gross proceeds of $555,555 from an investor in consideration of the sale in a private placement of 231,482 shares of common stock. In addition, the Company paid a commission in the amount of $55,555 in cash proceeds as a finder's fee to a placement agent.

     On April 11, 2007, pursuant to a securities purchase agreement, the Company issued and sold to Cornell Capital Partners, L.P. ("Cornell") 833,333 shares of common stock at a price per share of $2.40, for an aggregate purchase price of $2,000,000 ("2007 SPA"). In connection with the issuance of the common stock, the Company issued to Cornell a Class A warrant and a Class B warrant, each warrant entitling Cornell to purchase 833,333 shares of the Company's common stock at an exercise price per share of $3.40 per share and $4.40 per share, respectively. On May 10, 2007, the exercise price of all of these warrants was adjusted to $2.20, in accordance with the warrant terms. The warrants expire on April 11, 2011. The 2007 SPA provided Cornell with registration rights ("2007
Registration Rights") to register for resale the shares of common stock issued to Cornell. In connection with the 2007 SPA, the Company paid an origination fee to Cornell in the form of 41,666 shares of common stock and a cash payment of $95,000. Pursuant to the 2007 Registration Rights, the Company was obligated to file a registration statement within 45 days of April 11, 2007 and obtain effectiveness no later than 120 days following such date (or 150 days if the registration statement receives a "full review" by the SEC) and maintain effectiveness of such registration agreement until all the shares may be sold without regard to manner of sale requirements and volume limitations pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). In the event the Company did not obtain effectiveness within the time periods described above, and if certain other events occurred, the Company would be subject to liquidated damages in an amount, in cash, equal to 1% of the purchase price paid by Cornell for the shares of common stock issued pursuant to the 2007
SPA, plus an additional 1% for each additional month an effective registration is delayed, up to a maximum of 12%, or $240,000, payable in cash. In accordance with FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment
Arrangements", which specifies that a contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured if the obligation becomes probable and is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies", the Company recognized a contingent obligation in its financial statements.





Note 6 -- Stockholders' Equity, continued:

     In connection with the 2007 Registration Rights, the Company filed a registration statement on Form S-1. The 150 day deadline for the registration statement to be declared effective passed in early September 2007. The registration statement was declared effective by the SEC on June 3, 2008.
However, on February 15, 2008, an amendment of SEC Rule 144 under the Securities
Act became effective. Consequently, the shares of common stock issued pursuant to the 2007 SPA, but not the warrants to purchase shares of common stock issuable upon exercise, are freely tradable without the need for an effective registration statement.

     On April 11, 2007, the Company entered into a Standby Equity Distribution
Agreement ("2007 SEDA") with Cornell. Pursuant to the 2007 SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2007 SEDA, Cornell will pay the Company 96% of the lowest closing bid price of the Company's common stock for the five trading days immediately following the notice date. Cornell will also retain 5% of the amount of each advance under the 2007 SEDA. Cornell's obligation to purchase shares of the Company's common stock issuable under the 2007 SEDA is subject to certain conditions and limitations, including an effective registration statement covering the resale shares of the Company's common stock under the 2007 SEDA.
The Company incurred a placement agent fee of $5,000 under the Placement Agent
Agreement relating to the 2007 SEDA. Currently, the registration statement covering the resale of shares of common stock issuable under the 2007 SEDA has not been filed and the 2007 SEDA is not available for use.

     On May 10, 2007, the Company entered into a stock purchase agreement and registration rights agreement with an investor for the private placement of common stock at $2.20 per share or gross proceeds of $1,540,000, pursuant to which the Company issued and sold to this investor 700,000 restricted shares of common stock and warrants exercisable into an aggregate of 1,400,000 restricted shares of common stock, for which 700,000 of such warrants were issued at an exercise price of $3.40 per share and the other 700,000 of such Warrants were issued at an exercise price of $4.40 per share. The warrants are exercisable as of the date of issuance and expire on May 10, 2010. The Company granted the investor piggyback registration rights with respect to the shares issued to the investor and the shares of common stock issuable upon exercise of the warrants.

Warrants
--------

     In connection with the leasing of new headquarters space, on December 4, 2006, the Company issued warrants to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share. See Note 11.

     In connection with the private placement transaction dated March 13, 2007, the Company issued warrants to purchase 208,334 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 208,334 shares of common stock at an exercise price of $4.40 per share. In addition, the Company issued warrants to purchase 20,834 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 20,834 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction. These warrants are scheduled to expire on March 9, 2010. As of October 31, 2008, none of these warrants have been exercised.

     In connection with the private placement transaction dated March 16, 2007, the Company issued warrants to purchase 108,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 108,000 shares of common stock at an exercise price of $4.40 per share. In addition, the Company granted warrants to purchase 12,000 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 12,000 shares of common stock at an exercise price of $4.40 per share to a placement agent in connection with this transaction. These warrants are scheduled to expire on March 13, 2010. As of October 31, 2008, none of these warrants have been exercised.

     In connection with the private placement transaction dated March 21, 2007, the Company issued warrants to purchase 231,482 shares of common stock at an exercise price of $3.40 per share and warrants to purchase 231,482 shares of common stock at an exercise price of $4.40 per share. These warrants are scheduled to expire on March 19, 2010. As of October 31, 2008, none of these warrants have been exercised.





Note 6 -- Stockholders' Equity, continued:

     In connection with the private placement transaction dated April 11, 2007, the Company issued a warrant to purchase 833,333 shares of common stock at an exercise price of $3.40 per share and a warrant to purchase 833,333 shares of common stock at an exercise price of $4.40 per share. These warrants are scheduled to expire on April 11, 2011. The exercise price of the warrants is subject to downwards adjustment upon the occurrence of certain events, including if the Company subsequently sells shares of common stock for a consideration per share less than $2.70, in which case the exercise price is adjusted to such consideration per share. As described under "Common Stock" above, on May 10, 2007, the Company sold common stock for a consideration per share of $2.20, at which time the exercise price of all of these warrants to purchase an aggregate of 1,666,666 shares of common stock were adjusted to an exercise price of $2.20 per share. As of October 31, 2008, none of these warrants have been exercised.

     In connection with the private placement transaction dated May 10, 2007, the Company issued a warrant to purchase 700,000 shares of common stock at an exercise price of $3.40 per share and a warrant to purchase 700,000 shares of common stock at an exercise price of $4.40 per share. These warrants are scheduled to expire on May 11, 2010. As of October 31, 2008, none of these warrants have been exercised.

     On May 6, 2008, the Company reduced to writing prior oral agreements with Cornell whereby Cornell agreed to waive the anti-dilution provisions in the September 15, 2005 warrants issued to them as such provisions related to a private placement of shares of the Company's common stock subsequent to September 15, 2005 at a price per share below $2.53, which issuance would have resulted in downward adjustments to the exercise price of the warrants to $1.88 per share and an increase in the number of shares upon exercise of those warrants to 874,734 shares of the Company's common stock. In consideration of this written agreement, on May 9, 2008 the Company issued to Cornell new warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $1.50 per share, valued at $15,300. These warrants will expire on May
9, 2011 and will have substantially the same terms as the warrants issued on September 15, 2005, except that the full-ratchet anti-dilution rights will expire on September 15, 2008, the date on which the warrants issued to Cornell on September 15, 2005 will expire.


         A summary of warrant activity is as follows:

                                                                 Weighted            Aggregate
                                              Number of           Average            Intrinsic
                                               Warrants       Exercise Price           Value
                                             -------------    ----------------     --------------
Outstanding, October 31, 2006                   5,265,861      $         5.19
Granted                                         4,427,966      $         3.22
Exercised                                               -      $            -
Forfeited                                               -      $            -
                                             ------------     ---------------

Outstanding, October 31, 2007                   9,693,827      $         4.29
Granted                                            30,000      $         1.50
Exercised                                               -      $            -
Forfeited                                     (2,535,861)      $         3.88
                                             -------------    ---------------

Outstanding, October 31, 2008                   7,187,966      $         4.08                  -
                                             ============     ===============      ==============

Exercisable, October 31, 2008                   7,187,966      $         4.08                  -
                                             ============     ===============     ==============

     The following table summarizes warrant information as of October 31, 2008:





Note 6 -- Stockholders' Equity, continued:

                                                         Warrants Outstanding
                                  -----------------------------------------------------------------------
                                                              Weighted Average
                                        Number                    Remaining                 Number
         Exercise                     Outstanding             Contractual Life           Exercisable
          Price                   at October 31, 2008              (years)           at October 31, 2008
        -------------------------------------------------------------------------------------------------

        $     1.50                      30,000                     1.65                      30,000
        $     2.00                   1,666,666                     2.45                   1,666,666
        $     3.00                     200,000                     3.10                     200,000
        $     3.40                   1,280,650                     1.46                   1,280,650
        $     4.40                   1,280,650                     1.46                   1,280,650
        $     5.00                   1,365,000                     0.56                   1,365,000
        $     6.00                   1,365,000                     0.56                   1,365,000
                             -----------------                                      ---------------

                                     7,187,966                                             7,187,966
                             =================                                      ================


Note 7- Convertible Note and Standby Equity Distribution Agreement:

     On September 15, 2005, the Company entered into a securities purchase agreement ("2005 SPA") and a standby equity distribution agreement ("2005 SEDA") with Cornell. The 2005 SPA provided for Cornell to purchase up to $2,300,000 of Debentures, which were funded during the year ended October 31, 2005. The
Debentures were convertible into shares of the Company's common stock by Cornell at any time at a conversion price of $1.84 per share of common stock. The
Debentures originally matured in September 2006, required monthly interest payments at a rate of 10% per annum and monthly principal payments commencing
March 2006. On September 5, 2006, the Company received notification from Cornell stating that the maturity date of the Debentures was changed to October 18, 2007. The Company had the ability to prepay the Debentures at any time upon three days written notice. If the Company's common stock was trading above the conversion price at the time of the prepayment, the Company was required to pay a 20% premium on the amount of the prepayment. The Debentures were secured by substantially all of the Company's assets and shares of common stock as discussed below. In connection with the issuance of the Debentures, in September
2005, the Company issued to Cornell a three year warrant to purchase 650,000 shares of the Company's common stock with an exercise price per share of $2.53.
The gross proceeds of the Debentures in the amount of $2,300,000 were recorded net of a discount of $2,168,995. The debt discount consisted of $897,121 related to the warrants and $1,271,874 related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under Emerging
Issues Task Force ("EITF") 00-19 and EITF 05-4, View A. Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants were derivative liabilities. Accordingly, the warrants and the conversion option were being marked to market through earnings at the end of each reporting period. The warrants and conversion option were valued using the Black-Scholes valuation model. For the year ended October 31, 2007, the Company recorded a loss of $107,826 representing the change in the fair value of the warrants and conversion option. The debt discount of $2,168,995 was being accreted over the term of the note. Accordingly, the Company recorded a charge of $101,858 for the year ended October 31, 2007.

     On the date of the Securities Purchase Agreement, the Company paid a fee of $230,000 (10% of the purchase price), structuring fees equal to $30,000 another fees of $27,554 in connection with the issuance of the Debentures. These fees were recorded as deferred financing costs and were being expensed through the maturity date of the Debentures. Amortization expense for the year ended October
31, 2007 amounted to $13,783.

     On April 22, 2006, Cornell converted approximately $1,000,000 of the
Debentures into 543,478 shares of common stock. From March 2006 through January
31, 2007, the Company made principal payments aggregating approximately $808,000 towards the Debentures. On February 12, 2007, Cornell converted $499,263 of the
Debentures into 271,339 shares of common stock. In accordance with EITF 00-19, upon these repayments and conversion, the Company reclassified $2,199,770
($932,745 during the year ended October 31, 2007), representing the portion of the derivative liabilities, to additional paid-in capital.




Note 7- Convertible Note and Standby Equity Distribution Agreement: (continued)

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

     The 2005 SPA and the 2005 SEDA required that the Company file a registration statement within 30 days of the date of the agreements and use its best efforts to have the registration statement declared effective by the SEC within 120 days of the date of the agreement (extended to April 15, 2006). In the event the registration statement was not filed or declared effective withinthe prescribed time periods, the Company would be required to pay liquidated damages as defined under such agreement. This registration statement was never declared effective by the SEC. Accordingly, the 2005 SEDA was never activated and was not available for use. The Company was informed by Cornell that the liquidated damages provision in this agreement would not be enforced.

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

Note 8 - Stock Option Plans:

1995 Stock Option Plan
----------------------

     In November 1995, the Company authorized 2,000,000 common shares, issuable upon exercise of stock options issued by the Company under its 1995
Non-Qualifying Stock Option Plan (the "1995 Plan") for employees, directors and other persons associated with the Company whose services benefited the Company.
The options were to be issued within 10 years from November 20, 1995.
Determination of the option price per share and exercise date was at the sole discretion of the Compensation Committee of the Board of Directors.

     During the fiscal years ending October 31, 2008 and 2007, there were no options granted under the 1995 Plan. As of October 31, 2008, 1,095,000 options were outstanding, all of which were exercisable and vested.

2000 Stock Option Plan
----------------------

     The Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the
Company's Board of Directors in January 2000, was approved by the Company's stockholders in February 2000 and its registration was effective in October
2002. The 2000 Plan initially authorizes the issuance of up to 1,000,000 shares of the Company's common stock. On May 7, 2008, the Company approved an increase of up to an additional 1,000,000 shares of the Company's common stock. No awards may be granted after May 7, 2018. The Company's officers, directors, employees and consultants are eligible to receive awards under the 2000 Plan.

     The 2000 Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No awards may be granted on or after February 1, 2010 on the initial 1,000,000 shares of the 2000 Plan. The options may be granted at an exercise price greater than or equal to the fair market value of the Company's common stock on the date of grant or not less than 110% of the fair market value in the case of incentive stock options granted to persons holding more than 10% of the voting power of the Company. Fair market value for purposes of the 2000 Plan is the closing market price of the Company's common stock on the relevant date.




Note 8 - Stock Option Plans continued:

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

     As of October 31, 2008, 1,135,000 shares were available to be granted under the 2000 Plan and 681,000 options were outstanding, of which all were exercisable and vested.

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

     On March 31, 2006, the Company issued options to purchase 50,000 shares of its common stock exercisable at $3.60 per share to a consultant. The options have an exercise period of five years, were valued at $157,676, and will be expensed over the service period. These options have a one year service period.
During the fiscal year ended October 31, 2007, the Company recorded a compensation charge in the amount of $78,838 for these options.

     On May 11, 2006, the Company issued options to purchase 75,000 shares of its common stock exercisable at $3.75 per share to four members of its Board of Directors. The options have an exercise period of ten years, were valued at $273,011, and will be expensed over the vesting period. These options have a one year vesting period. During the fiscal year ended October 31, 2007, the Company recorded a compensation charge in the amount of $144,920 for these options.

     On May 10, 2007, the Company issued options to purchase 60,000 shares of its common stock exercisable at $2.37 per share to four members of its Board of Directors. The options have an exercise period of ten years, were valued at $128,400, and will be expensed over the vesting period. These options have a one year vesting period. During each of the fiscal years ended October 31, 2008 and 2007, the Company recorded a compensation charge in the amount of $64,200 for these options

     On January 4, 2008, the Company issued options to purchase 45,000 shares of its common stock exercisable at $1.73 per share to six employees of the company.
The options have an exercise period of ten years, were valued at $52,200, and will be expensed over the vesting period. These options vested immediately.
During the fiscal year ended October 31, 2008, the Company recorded a compensation charge in the amount of $52,200 for these options.

     On May 7, 2008, the Company issued options to purchase 60,000 shares of its common stock exercisable at $1.10 per share to four members of its Board of Directors. The options have an exercise period of ten years, were valued at $55,200, and will be expensed over the vesting period. These options vested immediately. During the fiscal year ended October 31, 2008, the Company recorded a compensation charge in the amount of $55,200 for these options.







Note 8- Stock Option Plans continued:

Aggregate Plan Status
---------------------

     A summary of activity under the stock option plans is as follows:


                                                           Weighted
                                                            Average        Aggregate
                                           Number of       Exercise        Intrinsic
                                            Options          Price           Value
                                          ------------    ------------    -------------
    Outstanding, October 31, 2006          1,728,000      $    4.86
              Granted                         60,000      $    2.37
              Exercised                        -          $      -
              Forfeited                      (88,000)     $    3.84
                                          ----------      ---------

    Outstanding, October 31, 2007          1,700,000      $    4.82
              Granted                        105,000      $    1.37
              Exercised                        -                 -
              Forfeited                      (29,000)     $    4.30
                                          ----------      ---------
    Exercisable, October 31, 2008          1,776,000      $    4.69           $ --
                                          ==========      =========         ========


Aggregate Plan Status, continued
--------------------------------

     The following table summarizes stock option information as of October 31, 2008:

                                                      Options Outstanding
                                 ---------------------------------------------------------------

                                      Number           Weighted Average
                                  Outstanding at           Remaining               Number
            Exercise Prices      October 31, 2008      Contractual Life        Exercisable at
                                                                              October 31, 2008
           ------------------    ------------------    ------------------    -------------------

                $ 0.93                      10,000           4.17                        10,000
                $ 1.10                      60,000           9.52                        60,000
                $ 1.37                         833           5.01                           833
                $ 1.73                      45,000           9.18                        45,000
                $ 1.90                      25,000           7.12                        25,000
                $ 2.03                      50,000           3.12                        50,000
                $ 2.30                      30,000           6.76                        30,000
                $ 2.37                      60,000           8.53                        60,000
                $ 2.40                     183,000           7.00                       183,000
                $ 2.70                      67,500           6.55                        67,500
                $ 3.00                       3,000           3.31                         3,000
                $ 3.30                       7,500           6.41                         7,500
                $ 3.38                      10,000           3.50                        10,000
                $ 3.50                       2,500           5.25                         2,500
                $ 3.60                      50,000           2.41                        50,000
                $ 3.75                      75,000           7.53                        75,000
                $ 4.15                       2,500           5.50                         2,500
                $ 4.20                      24,167           5.51                        24,167
                $ 5.00                      10,000           0.35                        10,000
                $ 5.63                     200,000           2.14                       200,000
                $ 6.00                     815,000           1.00                       815,000
                $ 6.88                      20,000           1.17                        20,000
                $ 9.00                      25,000           1.59                        25,000
                                 ------------------    ------------------    -------------------

                 Total                   1,776,000           3.41                     1,776,000
                                 ==================    ==================    ===================




Note 9 - Sales and Accounts Receivable Concentrations:

     During the fiscal year ended October 31, 2008, approximately $75,000 (48%) of the Company's revenue was generated from the sale and installation of manufactured parts to one customer. In addition, approximately $82,448 (52%) of the Company's revenue was derived from the amortization of four distributorship agreements. Revenue from these four distributorship agreements have completed amortization as of October 31, 2008. As of October 31, 2008, the Company had no accounts receivable due from these customers.

     During the fiscal year ended October 31, 2007, approximately $526,000 (71%) of the Company's revenue was generated from the sale and installation of manufactured parts to one customer. In addition, approximately $220,000 (29%) of the Company's revenue was derived from the amortization of four distributorship agreements. As of October 31, 2007, the Company had no accounts receivable due from these customers. As of October 31, 2007, the accounts receivable balance of $2,891,250 represents a scheduled payment due from a new customer related to the sale of three Plasma Converter Systems (see Note 11). Of the total, $1,445,500 was received subsequent to October 31, 2007.


Note 10 - Income Taxes:

     Effective November 1, 2007, the Company adopted the provisions of Financial
Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN
48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN
48.

     In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as interest expense in the consolidated statements of operations. Penalties would be recognized as a component of general and administrative expenses.

     In many cases, the Company's tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in the State of Connecticut. The Company remains subject to federal or state income tax examinations by tax authorities for the fiscal year ended October 31, 2004 and thereafter.

     The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. As of October 31, 2008, the Company believes that there are no significant uncertain tax positions requiring recognition in these financial statements.

     The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:

                                                     Years Ended October 31,
                                                     ----------------------
                                                      2008          2007
                                                     -------       -------

Statutory federal income tax rate (benefit)           (34.00)%     (34.00)%
State income tax benefit,
    net of federal income tax effect                   (5.00)       (5.00)
Non-deductible expenses:
Permanent differences                                   0.44         3.93
Other                                                  (1.14)         --
Increase in valuation allowance                        39.70        35.07
                                                     -------       ------
Effective tax rate                                      0.00%        0.00%
                                                     =======       ======




Note 10 - Income Taxes, continued:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. The Company's deferred tax assets are as follows:

                                                      Years Ended October 31,
                                                --------------------------------
                                                    2008               2007
                                                ------------       -------------

Deferred tax asset:
Stock based compensation                        $    488,468       $    415,577
Accrued liabilities                                     --              162,630
Research credit                                       44,916             44,916
Net operating loss carryforward                   13,153,637         10,668,658
                                                ------------       ------------
                                                  13,687,021         11,291,781
Less:  valuation allowance                       (13,238,565)       (10,940,417)
                                                ------------       ------------

Total deferred tax asset                             448,456            351,364

Deferred tax liability:
Excess tax over book depreciation                   (448,456)          (351,364)
                                                ------------       ------------
Net deferred tax asset                          $       --         $       --
                                                ============       ============

Increase in valuation allowance                 $  2,298,148       $  1,364,053
                                                ============       ============

     Due to the uncertainty surrounding the realization of the benefits of the net operating loss carryforwards, the Company provided a valuation allowance for the entire amount of the deferred tax asset at October 31, 2008 and 2007. At
October 31, 2008, the Company had federal net operating loss carryforwards of approximately $34,760,000 which expire at various dates through 2027, state net operating loss carryforwards of approximately $26,660,000 which expire at various dates through 2012, and research and development credits of approximately $45,000 which expire on various dates through 2024.

Note 11 - Commitments and Concentrations:

Operating Leases
----------------

     The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases through 2009.

     The Company's corporate headquarters is located at 88 Danbury Road, Wilton,
Connecticut 06897-2525 where the Company leases 5,612 square feet of office space. The lease provides for monthly base rent payments of $11,224 through December 2011, when the lease expires, subject to the Company's option to extend it for another three years on substantially the same terms. On December 4, 2006, in connection with the execution of the lease agreement, the Company issued a warrant to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model. These deferred leasing costs are being amortized over the life of the lease. These warrants are scheduled to expire on December 4, 2011.
During the years ended October 31, 2008 and 2007, the Company recognized
$236,700 and $216,975, respectively, as amortization of deferred leasing costs.

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





Note 11 - Commitments and Concentrations, continued:

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

     The following table shows the Company's future lease commitments under its operating leases:


     For the fiscal years
     ended October 31,                      Annual Rent
     --------------------------------------------------

     2009                                   $   195,776
     2010                                       134,688
     2011                                       134,688
     2012                                        22,448
                                             ----------
     Total                                  $   487,600
                                           = ==========






Note 11 - Commitments and Concentrations, continued:

Employment Agreements

     On September 30, 2004, the board of directors approved the terms of an employment agreement between Joseph F. Longo and the Company, whereby Mr. Longo agreed to serve as the Chief Executive Officer and President of the Company and will an annual salary of $185,000. The initial term of the Employment Agreement was three years, effective as of January 1, 2004, and automatically renews for successive one year periods, unless either party provides written notice of non-renewal at least 90 days prior to the anniversary date. Effective August 1, 2007, the Board of Directors approved an increase in Mr. Longo's annual salary to $210,000. Upon termination of employment, Mr. Longo is entitled to six months of base salary and benefits continuation as severance. After the severance period, if Mr. Longo was involuntarily terminated without cause, he is entitled to additional termination benefits, including an annual payment of $97,500 for the remainder of his life, plus lifetime reimbursement of gap medical insurance premiums to cover expenses not covered by Medicare or Medicaid, to the extent commercially available. If Mr. Longo is survived by his spouse, she will receive half of the annual payment amount ($48,750) for the remainder of her life, plus continuation of the gap medical insurance benefit. These entitlements are unfunded and Mr. Longo's rights to these benefits are as an unsecured general creditor of the Company. On January 28, 2008, the parties executed an amendment to clarify provisions with respect to such agreement.

     On November 14, 2008, the board of directors approved the terms of an agreement between Mr. Peter J. Scanlon and the Company, whereby Mr. Scanlon agreed to continue to serve as the Chief Financial Officer. Mr. Scanlon had planned to retire, and announced his retirement to the Company, effective
October 31, 2008. However, the Company has agreed to retain Mr. Scanlon in employment with the Company through May 15, 2009, and Mr. Scanlon has agreed to defer his retirement in exchange for certain considerations. The Company agreed to pay Mr. Scanlon, on May 1, 2009, the amount of $144,354 in a single lump sum, as a retention bonus payment ("Retention Bonus") whether or not Mr. Scanlon's employment terminates on or prior to such date. In addition, the Company agreed to provide Mr. Scanlon with continued health insurance coverage for Mr. Scanlon and his spouse for twelve (12) months following termination of his employment whenever such termination occurs.

Sales Agreements

     On May 10, 2007, the Company entered into a purchase agreement with Envirosafe Industrial Services Corporation ("EnviroSafe") whereby the Company sold to EnviroSafe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD
(rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000. On May 23, 2007, the Company received a down payment in the amount of $1,927,500, or 10% of the purchase price. The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter Systems. The Company received aggregate payments under this sales agreement of $9,155,500 through October 31, 2008. As of October 31, 2008, payments aggregating $3,373,250 were past due. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management of the Company has indicated that the delays in payment have been the result of a combination of factors, including the relocation of the installation site for the Plasma Converter Systems (as described below), changes to EnviroSafe's business plans in connection with the relocation and the impact of the global economic crisis on EnviroSafe's resources.

     Management of the Company has indicated that EnviroSafe elected to relocate the site of installation, which has resulted in delays in fabricating and assembling the Plasma Converter Systems. The Company is completing those items in the fabrication and assembly process that can be completed within the requirements of imposed reduced resources. On December 9, 2008, the Company announced that EnviroSafe acquired the new site where it plans to install the Plasma Converter Systems for its new Recycling and Energy-recovery,
Environmental Center. The Company has visited the new site and have been in discussions with EnviroSafe about revising the contract to change the final delivery date and payment schedule; however, the terms have not been finalized.
Management of the Company has indicated it currently expects the EnviroSafe project to continue forward with a delivery date targeted for late 2009.

     On August 10, 2007, the Company entered into a purchase agreement with a customer for the purchase of a Plasma Converter System for an aggregate sales price of $5,400,000. Through October 31, 2008, the Company received $1,350,000 in payments relating to this agreement. The balance of the purchase




Note 11 - Commitments and Concentrations, continued:

price is scheduled to be paid in installments. On March 5, 2008, the Company agreed to a revised payment schedule with the customer to extend the $540,000 payment originally due on May 15, 2008. The Company has not yet received this payment nor has this revised payment schedule been implemented There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

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

DOE Grant

     The Company received a grant from the Department of Energy ("DOE") for the development of a Startech Hydrogen Production Project which includes the evaluation of the viability of integrated hydrogen production from waste materials. This program consists of two test phases which evaluate the potential hydrogen yield and volume which can be obtained from plasma converter gas (PCG).
Phase I was initiated in October 2004 and was completed by September 2005. Phase
II was initiated in October 2005 and was completed during the third quarter of fiscal 2007. During this phase, the Company incorporated equipment enhancements and finalized the final test report providing technical test results to DOE. The grant is a reimbursement of expenses incurred in connection with the project and is recorded as other income in the statement of operations when received. For the fiscal year ended October 31, 2007, the Company received $371,248 under this grant. The work produced under this grant was completed during the year ended
October 31, 2007 with the issue of the Final Report and no additional income is anticipated.

Concentration of Credit Risk

     The Company's cash and cash equivalents consist of cash balances at one financial institution and short-term high quality liquid investments with maturities of less than thirty days. The short-term investments are high quality commercial paper, U.S. Treasury notes and U.S. Treasury bills. The cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At
October 31, 2008, uninsured cash balances were approximately $4,000,000. The
Company believes it is not exposed to any significant credit risk for cash.

Note 12 - Litigation and Other Contingencies:

     On April 30, 2008, the Company received a letter from Plasco Energy Group
Inc., or Plasco, indicating that Plasco filed a complaint against the Company in the United States District Court for the Southern District of Texas, Houston
Division, alleging that the Company's Plasma Converter System infringes upon January 1994 U.S. patent entitled "Municipal Solid Waste Disposal Process" issued to Carter and Tsangaris of Ottawa, Canada. On June 13, 2008, the
Complaint was dismissed, without prejudice, by the United States District Court for the Southern District of Texas. In addition, despite the fact that the Company is confident that it does not infringe on Plasco's patent, the Company has obtained assurance from Plasco's counsel that Plasco has agreed not to sue the Company for infringement of the patent.

     In addition to the matters noted above, the Company is a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.




Note 13 - Employee Benefit Plan:

     The Company sponsors an employee savings plan designed to qualify under
Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Company contributions are made in the form of shares of common stock at the prevailing current market price and vest equally over an employee's initial three-year service period, after which the employee is fully vested in all Company contributions. The Company will match the first ten percent of the employee contribution on a dollar for dollar basis up to the maximum contribution allowed under Internal Revenue Code.
Contributions for the years ended October 31, 2008 and 2007 were $114,791 and $78,403 respectively. These contributions were paid through the issuance of 117,432 and 37,834, shares of common stock, respectively.

     On May 2, 2008, the Company issued 150,000 shares of its common stock, valued at $180,000, to its 401(K) plan as a non-discretionary contribution to the 401(k) plan participants.
\
Note 14 - Subsequent Events:

Common Stock Issued

     Subsequent to October 31, 2008, the Company issued 78,029 shares of its common stock valued at $25,074 into its 401(k) plan as a matching contribution.

     On January 15, 2009, the Company issued 200,000 shares of its common stock, valued at $66,000, to its 401(k) plan as a non-discretionary contribution to the 401(k) plan participants.

Distributorship Agreement

     On January 23, 2009, the Company announced the appointment of EKOBASE d.o.o. of Gorenje Blato 103, 1291 Skofljica, Slovenia, as its exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and also the Republic of Austria.

     The Company received a cash payment of $250,000 in connection with the distributorship agreement, which also requires EKOBASE to purchase certain
Startech Plasma Converter Systems during the following years as a minimum requirement to maintain the possession of the distributorship rights.




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

 4.2     Form of Convertible Preferred Stock Certificate (1)

 4.3     Form of Warrant Agreement (1)

 4.4     2000 Stock Option Plan (1)

 4.5     1995 Non-qualifying Stock Option Plan (10)

 4.6     Warrant to Purchase Common Stock dated December 4, 2004 issued by the Company to Trenwith Securities, LLC (16)

 4.7     Warrant to Purchase Common Stock dated June 10, 2005 issued by the Company to Petr Lisa (16)

 4.8     Warrant to Purchase Common Stock dated June 29, 2005 issued by the Company to Financial Alchemy, LLC (16)

 4.9     Warrant to Purchase Common Stock dated June 7, 2005 issued by the Company to Bob Vujea (16)

 4.10    Warrant to Purchase Common Stock dated May 26, 2005 issued by the Company to Financial Alchemy LLC (16)

 4.11    Warrant to Purchase Common Stock dated August 11, 2005 issued by the Company to Nutmeg Environmental, L.P. (16)

 4.12    Warrant to Purchase Common Stock dated September 15, 2005 issued by the Company to Cornell Capital Partners, LP (6)

 4.13    Warrant to Purchase Common Stock dated September 20, 2005 issued by the Company to Nutmeg Environmental, L.P. (16)

 4.14    Warrant to Purchase Common Stock dated May 23, 2006 issued by the Company to F.B. U.S. Investments, L.L.C (14)

 4.15    Warrant to Purchase Common Stock dated December 11, 2006 issued by the Company to 88 Danbury Road LLC **





 4.16    Warrant to purchase Common Stock dated March 9, 2007, issued by the Company to F.B. U.S. Investments, L.L.C. (17)

 4.17    Warrant to purchase Common Stock dated March 13, 2007, issued by the Company to Paradigm Group II, LLC (17)

 4.18    Warrant to purchase Common Stock dated March 21, 2007, issued by the Company to Nutmeg Mercury Fund LLP  (17)

 4.19    Class A Warrant to Purchase Common Stock dated April 11, 2007 issued by the Company to Cornell Capital Partners, LP (11)

 4.20    Class B Warrant to Purchase Common Stock dated April 11, 2007 issued by the Company to Cornell Capital Partners, LP (11)

 4.21    Warrant to Purchase Common Stock dated May 10, 2007 issued by the Company to Francisco J. Rivera Fernandez (13)

 4.22    Warrant to Purchase  Common Stock dated May 6, 2008 issued by the Company to YA Global Investment L.P. (f/k/a Cornell
         Capital Partners, LP) (16)

10.1     Form of Distributor Agreement (2)

10.2     License of Technology Agreement dated November 29, 1999 between the Company and Media and Process Technology Inc. (2)

10.3     Lease Agreement dated December 4, 2006 between the Company and 88 Danbury Road LLC (17)

10.4     Restated Amendment No. 1 to Indenture of Lease dated July 13, 2007 between the Company and WE 190 Century Drive LLC (17)

10.5     Separation Agreement dated as of August 27, 2003 between the Company and Kevin M. Black (3)

10.6     Employment Agreement dated as of January 1, 2004 between the Company and Joseph F. Longo (4)

10.7     First Amendment to Employment Agreement dated as of January 28, 2008 between the Company and Joseph F. Longo (17)

10.8     Retention Agreement, dated November 20, 2008 and effective January 1, 2009, by and between the Company and
         Peter J. Scanlon.*

10.9     Purchase Agreement between the Company and Mihama, Inc. (16)

10.10    Sales Agreement dated as of May 10, 2007 between the Company and Envirosafe Industrial Services Corporation (12)

10.11    Notice of Financial Assistance Award with the U.S. Department of Energy (16)

10.12    Stock  Purchase and Registration Rights Agreement dated as of July 18, 2003 between the Company and Northshore Asset
         Management, LLC (3)

10.13    Stock Purchase Agreement dated as of July 22, 2003 between the Company and Northshore Asset Management, LLC (3)

10.14    First  Amendment to Stock Purchase Agreement dated as of July 30, 2003 between the Company and Northshore Asset Management,
         LLC (3)

10.15    Form of Stock Purchase and Registration Rights Agreement dated as of January 22, 2004 between the Company and the
         Purchasers dentified therein (15)




10.16    Stock Purchase and Registration Rights Agreement dated as of November 1, 2004 between the Company and Financial Alchemy,
         LLC (16)

10.17    Stock Purchase and Registration Rights Agreement dated as of December 8, 2004 between the Company and Ann Ritson (16)

10.18    Stock Purchase and Registration Rights Agreement dated as of May 26, 2005 between the Company and Financial Alchemy, LLC
         (16)

10.19    Stock Purchase and Registration Rights Agreement dated as of June 7, 2005 between the Company and Robert Vujea (16)

10.20    Stock Purchase and Registration Rights Agreement dated as of June 10, 2005 between the Company and International Plasma
         Sales Group, LLC (16)

10.21    Stock Purchase and Registration Rights Agreement dated as of June 29, 2005 between the Company and Financial Alchemy, LLC
         (16)

10.22    Stock Purchase and Registration Rights Agreement dated as of August 11, 2005 between the Company and Nutmeg Environmental,
         L.P. (16)

10.23    Investor Registration Rights Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and the Company
         (6)

10.24    Securities Purchase Agreement dated as of September 15, 2005 between Cornell Capital Partners, LP and the Company (6)

10.25    Standby Equity Distribution Agreement dated as of September 15, 2005 between the Company and Cornell (6)

10.26    Stock Purchase and Registration Rights Agreement dated as of September 20, 2005 between the Company and Nutmeg
         Environmental, L.P. (16)

10.27    Amended and Restated Placement Agent Agreement dated October 18, 2005 by and among the Company, Cornell Capital Partners,
         LP  and Monitor Capital, Inc. (7)

10.28    Amendment No. 1 to Securities Purchase Agreement dated as of October 18, 2005 between Cornell Capital Partners, LP and the
         Company (7)

10.29    Amendment No. 1 to Investor Registration Rights Agreement dated as of October 18, 2005 between Cornell Capital Partners, LP and the Company (7)

10.30    SICAV ONE Stock Purchase Agreement dated as of November 22, 2005 between the Company and Mercatus & Partners Limited (18)

10.31    SICAV TWO Stock Purchase Agreement dated as of November 22, 2005 between the Company and Mercatus & Partners Limited (18)

10.32    Stock Purchase and Registration Rights Agreement dated as of May 23, 2006 between the Company and F.B. U.S. Investments,
         L.L.C. (14)

10.33    Stock Purchase and Registration Rights Agreement dated as of March 9, 2007 between the Company and F.B. U.S. Investments,
         L.L.C. (17)

10.34    Stock Purchase and Registration Rights Agreement dated as of March 13, 2007 between the Company and Paradigm Group II, LLC
         (17)

10.35    Stock Purchase and Registration Rights Agreement dated as of March 19, 2007 between the Company and Nutmeg Mercury Fund LLP
         (17)

10.36    Standby Equity Distribution Agreement dated April 11, 2007 between the Company and Cornell (11)





10.37    Securities Purchase Agreement dated as of April 11, 2007 between Cornell Capital Partners, LP and the Company (11)

10.38    Registration Rights Agreement dated as of April 11, 2007 between Cornell Capital Partners, LP and the Company (11)

10.39    Stock Purchase and Registration Rights Agreement dated as of   May 10, 2007 between the Company and Francisco J. Rivera
         Fernandez (13)

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

(12)     Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007.

(13)     Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2007.

(14)     Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2006.

(15)     Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2004.

(16)     Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1, as filed with the
         Securities and Exchange Commission on May 13, 2008.





(17)     Incorporated by reference to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 29, 2008.

(18)     Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005.


     (b)      Exhibits

               See index to exhibits on page 40.

     (c)      Financial Statement Schedule

               See Table of Contents to Consolidated Financial Statements




------------------------------------------------------------------------------------------------------------------------------------
                                                               SIGNATURES
------------------------------------------------------------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February 2009.

                                                                       STARTECH ENVIRONMENTAL CORPORATION (Registrant)

                                                                       BY: /s/    Joseph F. Longo
                                                                           ---------------------------------------------------------
                                                                       Joseph F. Longo
                                                                       Chairman, Chief Executive Officer,
                                                                       President and Director

                                                                       BY: /s/    Peter J. Scanlon
                                                                           ---------------------------------------------------------
                                                                       Peter J. Scanlon
                                                                       Chief Financial Officer, Secretary,
                                                                       Vice President and Principal Financial Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on 13th day of February 2009.

SIGNATURES                                      TITLE
----------                                      -----

/s/ Joseph F. Longo                             Chairman, Chief Executive Officer,
------------------------                        President & Director
Joseph F. Longo


/s/ Peter J. Scanlon                            Chief Financial Officer, Vice President and
------------------------                        Principal Financial Officer (Principal
Peter J. Scanlon                                Accounting Officer)


/s/ John J. Fitzpatrick                         Director
------------------------
John J. Fitzpatrick


/s/ Joseph A. Equale                            Director
------------------------
Joseph A. Equale


/s/ Chase P. Withrow III                        Director
------------------------
Chase P. Withrow III




                                       46
