Form 10-K/A
period 2008-10-31
STARTECH ENVIRONMENTAL CORP
filed 2009-02-26
CIK 875762

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K/A

                                (Amendment No. 1)

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

     YES [ ] NO [x]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]                  Accelerated filer [ ]

     Non-accelerated filer [ ]                    Smaller reporting company [x]
     (Do not check if a smaller reporting company)

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [x]

     As of February 24, 2009, 23,632,048 shares of common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 30, 2008 was $29,454,459 based on the closing price of the common stock on that date.

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Startech Environmental Corporation ("we", "us", "our", or the "Company") for the fiscal year ended October 31, 2008, originally filed with the Securities and Exchange Commission (the "SEC") on February 13, 2009 (the "Original Filing"). Since we will not file our definitive proxy statement within 120 days of our fiscal year ended October 31, 2008, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications. Furthermore, we hereby amend the Original Filing to correct our disclosure on the cover page of the Original Filing relating to Item 405 of Regulation S-K, which box we inadvertently checked in the Original Filing.

     This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this amended Form 10-K/A, except for the modifications described in this Explanatory Note, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth the names and ages of all directors and executive officers as of February 24, 2009. The board of directors, or the Board, is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                    AGE                       POSITION
----                    ---                       --------

Joseph F. Longo          76     Chief Executive Officer, President and Chairman
Peter J. Scanlon         59     Chief Financial Officer, Treasurer and Secretary
Ralph N. Dechiaro        59     Vice President, Business Development
Joseph A. Equale         63     Director
John J. Fitzpatrick      69     Director
Chase P. Withrow III     65     Director

     Joseph F. Longo has served as a director of the Company and as Chairman since November 1995. Since November 2004, Mr. Longo has served as Chief Executive Officer and President, positions he also served in from November 1995 to January 2002. From July 2003 until December 2004, Mr. Longo served as Chief Operating Officer, and from August 2003 to August 2004, as Secretary and Treasurer. Mr. Longo is the founder of Startech Corporation, a predecessor of the Company. Mr. Longo was founder and Chief Operating Officer of the International Dynetics Corp., a waste industry capital equipment manufacturing company with multinational customers from 1969 to 1990. Prior thereto, he was Manager of New Product and Business Development for AMF from 1959 to 1969. He has been awarded many waste industry equipment patents, all of which have been successfully commercialized. He is a mechanical engineer and operating business executive, with more than 25 years of waste industry management experience.

     Peter J. Scanlon serves as Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Scanlon joined the Company as Controller in December 1998 and served in that capacity until October 2003. In November 2003, Mr. Scanlon was appointed to his current position of Chief Financial Officer. Since August 2004, Mr. Scanlon has also served as Treasurer and Secretary. Prior to joining the Company, Mr. Scanlon was Director of Financial Services for Vivax Medical Corporation, a publicly traded manufacturing company located in Bristol, Connecticut, from November 1996 to December 1998. Prior to Vivax, Mr. Scanlon's extensive corporate financial and systems background includes 18 years with the IBM Corporation in the accounting, finance and financial systems areas. As Manager of International Finance Systems Development, Mr. Scanlon was successful in the development and installation of the reporting system being used by IBM's six largest international subsidiaries. While on a three-year assignment in London, England, he also developed and implemented financial procedures and controls for IBM's European manufacturing headquarters in Brentford, England.

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

     Joseph A. Equale, CPA, has served as a director of the Company since November 2003. Mr. Equale is a founder and Managing Partner of Equale & Cirone, LLP (CPAs and advisors). Prior to the formation of Equale & Cirone, LLP in 1999, and beginning in February 1994, Mr. Equale was a sole practitioner. Mr. Equale has spent over ten years in other professional practice units, including a predecessor firm of Deloitte & Touche LLP. In addition to his responsibilities as Managing Partner, Mr. Equale is in charge of the firm's quality control program. Mr. Equale has also spent over ten years in private industry, including an assignment as an Assistant Controller of Xerox Corporation. Mr. Equale is active in the accounting profession, where he served as President and member of the Board of Governors of the 6,500 member Connecticut Society of CPAs (CSCPA). Mr. Equale is also a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants. Mr. Equale has served as an Adjunct Assistant Professor of Accounting at Sacred Heart University, Graduate School of Business in Fairfield, Connecticut.

     John J. Fitzpatrick has served as a director of the Company since April 2005. Mr. Fitzpatrick is an independent management consultant, having retired in 1995 from the "old" Dun & Bradstreet Corporation as an executive officer and Senior Vice President-Global Human Resources, where he was employed since 1983. His responsibilities at D&B, in addition to providing counsel and guidance to the CEO and the compensation and nominating committees of the board of directors, included strategic planning, acquisitions & divestitures, executive staffing, compensation & benefits and HR information systems. Prior to joining D&B, Mr. Fitzpatrick held international sales, marketing, human resources and administrative management positions with Celanese Corporation, Rockwell International, Burroughs Corporation and Procter & Gamble.

     Chase P. Withrow III has served as a director of the Company since May 2006. Mr. Withrow has over 35 years of experience working in the securities industry. Since 2000, he has served as a financial advisor with Investar Capital Management, LLC in Edgewater, MD. Mr. Withrow's broad range of financial services expertise include: assessing compliance with NYSE and NASD regulations; integrating back office and margin processes; establishing sales methodologies; and, advising senior management. Mr. Withrow served as Branch Manager for several brokerage firms, including Advest, Inc., from 1982 to 1986, and Evans & Company, Inc, from 1986 to 1988. During his tenure as a manager at Advest, his office set records for gross commission production as well as gross sales production per broker. Mr. Withrow consistently was named a member of the President's Club, which signified superior sales production across the nationwide firm.

Corporate Governance

     The Board has a standing Audit Committee and a standing Compensation Committee; however, the Board does not presently have a standing Nominating Committee, which functions are carried out by the entire Board. The Board believes that its processes effectively serve the functions of a Nominating Committee and does not believe that there is a need for a separate, formal Nominating Committee at this time.

Meetings of the Board of Directors

     The Board held eight meetings during the fiscal year ended October 31, 2008, or Fiscal 2008, and acted by written consent on three occasions. All of the Company's directors that currently serve on the Board attended at least 75% of the meetings of the Board and any applicable committee. We encourage directors to attend the Company's annual meeting of shareholders. Last year, all of our directors attended our annual meeting of shareholders.

Audit Committee

     During Fiscal 2008, the Audit Committee consisted of Messrs. Joseph A. Equale (Chairman), L. Scott Barnard and John J. Fitzpatrick. Mr. Barnard resigned from the Board and each committee of the Board on which he served on October 17, 2008. The Audit Committee was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee performs the functions set forth in a written charter of the Audit Committee. The charter provides that the Audit Committee is responsible for policies, procedures and other matters relating to accounting, internal, financial controls and financial reporting, including the engagement of independent registered public accountants and the planning, scope, timing and cost of any audit and any other services that the auditors may be asked to perform, and review with the auditors their report on the Company's financial statements following completion of each audit. The Audit Committee charter was attached as Annex A to our proxy statement for our 2008 annual shareholder meeting, filed with the SEC on February 28, 2008.

     Messrs. Equale, Fitzpatrick and Barnard are each considered "independent," as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Securities and Exchange Commission ("SEC") regulations. The Board has determined that based on the credentials of Mr. Equale, the Chairman of the Audit Committee, Mr. Equale qualifies as an "audit committee financial expert" within the meaning of SEC regulations. During fiscal 2008, the Audit Committee held four meetings.

Compensation Committee

     During Fiscal 2008, the Compensation Committee consisted of John J. Fitzpatrick (Chairman), Joseph A. Equale and Chase P. Withrow III. The Compensation Committee acts under a written charter adopted by the Board in August 2003. The Charter provides that the Compensation Committee is responsible for, among other things, ensuring that the senior executives of the Company are compensated effectively in a manner consistent with the stated compensation strategy of the Company, internal equity considerations, competitive practice, and the requirements of the appropriate regulatory bodies. The Compensation Committee is also responsible for communicating to shareholders the Company's compensation policies and the reasoning behind such policies as required by the SEC. The Compensation Committee charter was attached as Annex B to our proxy statement for our 2008 annual shareholder meeting, filed with the SEC on February 28, 2008.

     During Fiscal 2008, the Compensation Committee held four meetings.

     Messrs. Fitzpatrick, Equale and Withrow are each considered "independent" as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than ten percent (10%) of our common stock to report their ownership of and transactions in our stock in filings with the SEC. Copies of these reports are also required to be supplied to us. We believe, based solely on a review of the copies of such reports received, that our directors and executive officers and persons who beneficially own more than ten percent (10%) of our common stock complied with all applicable Section 16(a) reporting requirements during Fiscal 2008, except that each of Messrs. Longo, Scanlon and Dechiaro inadvertently failed to report on Form 4 stock option awards of 7,500 each granted in Fiscal 2008; Messrs. Equale, Fitzpatrick and Withrow inadvertently failed to report on Form 4 annual stock option awards of 15,000 each granted in Fiscal 2008; and Mr. Dechiaro inadvertently failed to file a Form 3 upon becoming an executive officer.

Directors Nominations

     Historically, the Company has not been presented with a nominee for director by any of its shareholders and accordingly, the Board does not have a formal process in place for nominating directors but continues to evaluate whether a formal process is feasible at this time. Nevertheless, the Board would consider qualified nominees recommended by the shareholders in accordance with the procedures set forth in the Company's Bylaws. Absent special circumstances, the Board will continue to nominate qualified incumbent directors whom the Board believes will continue to make an important contribution to the Company. In identifying qualified individuals to become directors, the Board selects candidates whose attributes it believes would be most beneficial to the Company. The Board evaluates each individual's experience, integrity, competence, diversity, skills and dedication in the context of the needs of the Board and our shareholders. The Board generally will require that nominees be persons of sound ethical character, be able to represent all shareholders fairly, have no material conflicts of interest, have demonstrated professional achievement, have meaningful experience and have a general appreciation of the major business issues facing the Company.

     The Board is considering developing provisions to address the process by which a shareholder may nominate an individual to stand for election to the Board at the Company's annual meeting of shareholders.

Communications with Directors

     Shareholders may contact any of the Company's directors by writing to them at Startech Environmental Corporation, 88 Danbury Road, Suite 2A, Wilton, CT 06897. Historically, the Board has not received shareholder communications and therefore, the Board does not have a formal process in place for handling such communications; however, the Board continues to evaluate whether a formal process is feasible at this time.

Code of Ethics

     We have a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, financial managers and any persons performing similar finance and accounting functions. We will provide to any person, without charge, upon request, a copy of the Code of Ethics. Requests for a copy may be made, in writing, to us at the following address:

                       Startech Environmental Corporation
                          88 Old Danbury Road, Suite 2A
                                Wilton, CT 06897
                          Attn: Chief Financial Officer


ITEM 11. EXECUTIVE COMPENSATION

                      Compensation Discussion and Analysis

Overview of Our Executive Compensation Program

     The Compensation Committee is responsible for establishing, implementing and continually monitoring adherence to our compensation philosophy. The Compensation Committee is currently composed of three non-employee directors. The Compensation Committee reviews the performance and compensation levels for executive officers and sets salary, bonus levels and stock option grants. The objectives of the Compensation Committee are to correlate executive compensation with our business objectives and performance, and to enable us to attract, retain and reward executive officers who contribute to our long-term success.

     Throughout this Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer, as well as the other individuals included in the 2008 Summary Compensation Table are referred to as the "named executive officers."

Executive Compensation Philosophy

     Our overall compensation program seeks to fairly and competitively compensate our named executive officers, as well as provide incentive compensation that aligns their interests with those of our stockholders.

     The Compensation Committee believes that the compensation program for executive officers should be designed to retain and motivate talented executives responsible for the success of our company, and should be determined within the competitive environment within which our company is situated, based on our achievement of business objectives, individual contribution and our financial performance. The goals of the Compensation Committee are to provide a total compensation package that considers the compensation practices of companies with which we compete for executive officers, takes into account the achievement of financial and individual performance goals, and aligns the interests of the executive officers with those of our company by providing them with an equity stake in our company.

     In furtherance of this philosophy, the Compensation Committee believes that the named executive officers should primarily be compensated through a competitive salary. Incentive compensation, based on Company or individual achievement, is utilized to a limited extent. Perquisites and personal benefits are kept to a minimum.

     More specifically, the Compensation Committee believes that equity compensation is significant in that it aligns the interests of the named executive officers with those of shareholders, but annual grants are not necessary to achieve this goal. The Compensation Committee reserves the right to award bonuses after the end of each fiscal year, to the extent it believes it appropriate. In general, bonuses have been awarded infrequently. However, in Fiscal 2008, cash bonuses were awarded to our named executive officers.

Peer Group

     We do not compare our compensation arrangements to a formal peer group of companies since we do not believe that an adequate peer group exists for which compensation data is publicly available. Most of the companies in our industry are privately held, so that there is limited, if any, financial data in the public domain regarding the performance of competing companies.

     We continue to investigate whether there may be an appropriate peer group of similar companies for compensation purposes. Currently, the Compensation Committee believes that Integrated Environmental Technologies (IET) and MSE Technology Applications, Inc. (MSE) may be sufficiently similar to us to be peer group companies. Both IET and MSE are in the same industry as the Company, although IET offers a very different system from our technology (using a carbon rod plasma arc system whereas we use a plasma torch-based system). Both companies also are similar in size and development stage to us.

Objectives of Executive Compensation

     Overall, our compensation program is designed to attract, retain, inspire and reward executive officers who contribute to our overall success. The specific objectives of our executive compensation program are to:

     o provide competitive total pay opportunities in order to attract, retain and motivate high-quality executive talent critical to our success;
     o pay for performance through compensation that emphasizes competitive, merit-based salary increases and de-emphasizes entitlements and perquisites;
     o create a mutuality of interest between executives and stockholders through a stock option program; and
     o focus the executives' attention on overall corporate objectives as well as each executive's specific operational objectives.

     The Compensation Committee, together with the Board, sets our corporate goals and objectives, as well as objectives for each of the named executive officers. At least annually, the Compensation Committee evaluates the CEO's and the other named executive officers' performance in light of these goals and objectives and takes this evaluation into account in setting their annual compensation.

     Mr. Longo, our Chief Executive Officer, has an employment agreement with us. Nevertheless, significant aspects of Mr. Longo's compensation still are within the Compensation Committee's ongoing discretion. Any bonus and stock option grants are fully within the Compensation Committee's discretion. With respect to base salary, the agreement specifies Mr. Longo's salary, but the Compensation Committee has discretion to increase it, as the Compensation Committee did in August 2007, when it increased Mr. Longo's base salary from $185,000 to $210,000.

Executive Compensation Components

     The compensation program for the named executive officers consists of the following three primary components:

     o    base salary;
     o    stock options; and
     o    incentive bonus.

     Base Salary. We primarily compensate our named executive officers with a competitive base salary. The Compensation Committee annually reviews and approves salaries for the named executive officers. When setting salary levels, consideration is given to the executive's overall responsibilities, professional qualifications, level of experience, individual performance, technical expertise and contribution to the business, and the combined value of these factors to our long-term performance and growth. The Compensation Committee applies these factors based upon its discretion and judgment; no specific formula is applied to determine the weight of each factor.

     Stock Options. The Compensation Committee provides the named executive officers with long-term incentive compensation through grants of options to purchase our common stock. Stock options align the interests of the named executive officers with those of our stockholders and provide the recipient with a significant incentive to manage our company from the perspective of an owner with an equity stake in the business. The Compensation Committee believes that stock options directly motivate an executive to maximize long-term stockholder value.

     Stock options are not granted annually, but at the discretion of the Compensation Committee. When granting stock options, the Compensation Committee ties the number of stock options awarded to our company's performance and to the individual contribution of the specific executive. In practice, the Compensation Committee establishes a target option award for each named executive officer, based on the officer's position, responsibilities, and historical and expected future contributions to our company. The target award is then adjusted as appropriate to conform to actual company and individual performance. In Fiscal 2008, stock options were granted to the named executive officers, as set forth in footnote 4 to the Summary Compensation Table.

     Incentive Bonus. Bonuses are awarded by the Compensation Committee in its discretion, based on a number of established criteria, including, but not limited to, performance and the gross sales for the year, as compared to the expectation for the year. The possibility of an incentive bonus provides an additional incentive to maximize Company and individual performance. In Fiscal 2008, cash bonuses were paid to the named executive officers, as set forth in the 2008 Summary Compensation Table based on 2007 performance.

     The Compensation Committee is responsible for reviewing and approving bonuses for each named executive officer. Our Chief Executive Officer's bonus is determined by the Compensation Committee, in accordance with the terms of his employment agreement, without participation by him. Bonus payments to the other named executive officers are determined by the Compensation Committee in consultation with our Chief Executive Officer.

     The Compensation Committee determines the aggregate amount available for bonuses each year based on a number of established criteria, including, but not limited to, performance and the gross sales for the year, as compared to the expectation for the year. Gross sales measures the growth of our business, both organically and through acquisitions, and provides an indication of future success. The aggregate bonus pool is then allocated among eligible individuals based on:

     o the performance of the individual's function measured against corporate goals; and
     o the individual's individual performance during the year, measured against individual goals.

     Although actual performance measured against pre-established goals is the key component in determining both company and individual performance, the Compensation Committee may exercise discretion when determining whether company and/or a named executive officer's individual goals have been attained.

Other Policies and Practices Related to Our Executive Compensation Program

Benefits Upon Termination of Employment

     The Compensation Committee believes that it is appropriate to provide key officers reasonable severance benefits in the event of certain terminations of employment. Accordingly, Mr. Longo's employment agreement provides for severance. We have also entered into severance and retention agreements with Messrs. Scanlon and Dechiaro. These severance payments and additional termination benefits are described in more detail below under the heading "Potential Payments Upon Termination of Employment."

Pension and Retirement Benefits

     We maintain a 401(k) plan and provide employer matching contributions (subject to certain limitations) for employee contributions. The named executive officers are also eligible to participate in the 401(k) plan. Other than matching 401(k) contributions, we do not provide the named executive officers with any pension or other retirement benefits.

Perquisites and Other Personal Benefits

     We provide the named executive officers with certain limited perquisites and personal benefits that we and the Compensation Committee believe are reasonable and consistent with the general practice of similarly situated companies. These additional benefits do not, and are not intended to, comprise a significant portion of the named executive officers' compensation.

     In addition to participation in our health plan and 401(k) plan (including the receipt of matching contributions), which apply to the same extent as to other employees, we provide the named executive officers with directors and officers liability insurance and a monthly car allowance.

     The personal benefits described above are included in the "All Other Compensation" column of the 2008 Summary Compensation Table below.

Tax and Accounting Implications

Deductibility of Executive Compensation

     Section 162(m) of the Internal Revenue Code limits to $1 million the annual tax deduction for compensation paid to each of the chief executive officer and any of the four highest paid other executive officers. However, compensation that qualifies as performance-based compensation is deductible even in excess of $1 million. The named executive officers' salary and bonus currently are not anticipated to exceed $1 million. Any compensation from stock options is expected to qualify as performance-based compensation and therefore be exempt from the Section 162(m) restrictions.

Nonqualified Deferred Compensation

     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, adding Section 409A to the Internal Revenue Code, which changed the tax rules applicable to nonqualified deferred compensation arrangements. A violation of these new rules could result in the imposition of a 20% penalty tax on the affected executives. We believe that we are operating in compliance with Section 409A and the Treasury Regulations thereunder.(1) The Compensation Committee, through its legal counsel, is monitoring compliance with Section 409A.

                                   2008 Summary Compensation Table

                                                                                    All
                                                                        Option     Other
Name and Principal                            Salary                    Awards  Compensation     Total
Position                              Year      ($)      [Bonus]        ($)(4)      ($)           ($)
--------                              ----      ---      -------        ------      ---           ---

Joseph F. Longo
  Chairman, Chief Executive Officer   2008   $210,000   $35,000 (3)      8,700       -          $253,700
  and President                       2007    191,731      -              -          -          $191,731

Peter J. Scanlon
  Vice President, Chief Financial     2008    155,000    10,000 (1)      8,700    106,251 (1)    279,951
  Officer,  Treasurer and             2007    138,731                     -        99,929        238,660
  Secretary

Ralph N. Dechiaro
  Vice President of Business          2008    145,000    15,000 (2)      8,700     60,506 (2)    229,206
  Development                         2007    136,038                     -        44,713        180,751


                                        7

----------
     (1) Representing (i) a monthly automobile allowance of $1,300, (ii) a monthly incentive payment of $4,800, and (iii) 401(k) matching contributions of $33,051. The incentive payment is a monthly amount paid as an additional incentive to the executive to remain in our employ, but which may be reduced or eliminated at any time. A bonus of $10,000 was paid in fiscal year 2008 based on 2007 performance.

     (2) Representing (i) a monthly automobile allowance of $1,700, (ii) a monthly incentive payment of $1,250 per month which expired April, 2008, and (iii) 401(k) matching contributions of $32,606. A bonus of $15,000 was paid in fiscal year 2008 based on 2007 performance.

     (3) A bonus of $35,000 was paid in fiscal year 2008 based on 2007 performance.

     (4) The amounts shown in this column include the amount that we expensed during Fiscal 2008 for the options granted in Fiscal 2008. Options granted in Fiscal 2008 vested immediately. Messrs. Longo, Scanlon and Dechiaro each received options to purchase 7,500 shares in Fiscal 2008. The aggregate number of options held by Messrs. Longo, Scanlon and Dechiaro as of October 31, 2008 are: Mr. Longo, 332,500; Mr. Scanlon, 112,500; and Mr. Dechiaro, 50,500. The assumptions used to determine the value of the stock option grants are set forth in Note 8 to the financial statements within Form 10-K for the fiscal year ended October 31, 2008.

Employment, Severance and Retention Agreements

     Messrs. Longo, Scanlon and Dechiaro have written agreements with the Company.

     Mr. Longo's employment agreement, or the CEO Agreement, was originally effective as of January 1, 2004 for a three-year term. The CEO Agreement is automatically extended for one-year renewal terms unless Mr. Longo or we give written notice of non-renewal within 90 days before January 1. The term of the CEO Agreement has been extended through 2008. Under the CEO Agreement, Mr. Longo will serve as our Chief Executive Officer and President, with an annual base salary of $185,000, which was increased by the Compensation Committee to $210,000 on August 1, 2007.

     In the event that Mr. Longo's employment terminates, we will pay Mr. Longo (or, if applicable, his surviving spouse or, if none, his estate or other legal representative) any accrued but unpaid compensation, unreimbursed reasonable business-related expenses and any benefits or payments due under any of our benefit, fringe benefit or arrangement with respect to the period prior to such date of termination. In addition, if Mr. Longo's employment terminates for any reason other than death, Mr. Longo shall receive continued payment of his base salary and continued eligibility for benefits, both for six months following the date of termination. If the termination is due to disability or is involuntary for any reason other than for cause, after the six-month severance period, Mr. Longo (and his surviving spouse) will receive additional termination benefits and lifetime reimbursement of gap medical insurance premiums to cover expenses not covered by Medicare or Medicaid. On January 28, 2008, the parties executed an amendment to clarify provisions with respect to such agreement. These severance payments and additional termination benefits are described in more detail below under the heading "Potential Payments Upon Termination of Employment."

     On December 1, 2005, we entered into an agreement with Mr. Dechiaro, pursuant to which we agreed to pay Mr. Dechiaro severance in the event that his employment involuntarily terminates other than for cause. The severance payments equal four weeks of base salary for each year of service. Mr. Dechiaro has been with us for seven years. In addition, Mr. Dechiaro is entitled up to a maximum of 12 months of benefit continuation. These severance payments are described in more detail below under the heading "Potential Payments Upon Termination of Employment."

     On November 20, 2008, we entered into a Retention Agreement with Mr. Scanlon, effective January 1, 2009. Pursuant to this agreement, we will pay Mr. Scanlon a lump sum payment of $144,353.85 on May 1, 2009. In addition, we will provide Mr. Scanlon and his spouse with health insurance coverage for twelve months following the date of Mr. Scanlon's termination of employment. In the event that Mr. Scanlon does not terminate his employment with us prior to May 15, 2009, we will (i) provide Mr. Scanlon and his spouse with medical insurance, life insurance, long-term disability insurance and short-term disability insurance for three and five years beginning May 1, 2009, respectively and (ii) release Mr. Scanlon from any and all claims arising out of his employment with us.

     With respect to Mr. Scanlon's rights under our 1995 Nonqualifying Stock Option Plan and 2000 Stock Option Plan, Mr. Scanlon's termination of employment at any time after October 31, 2008 will be deemed to be a "retirement" as of such date of termination. In the event of a change of control, as defined in such plans, if the successor company does not assume the stock options granted under such plans, Mr. Scanlon will receive a lump sum payment within 90 days of such event equal to the difference between the per share exercise price of each share of our common stock underlying options held by Mr. Scanlon and the per share consideration paid to shareholders of ours in connection with such change of control.

                  Outstanding Equity Awards At Fiscal Year End 2008 Table


                                                     Option Awards

                                    Number of Securities      Option       Option
             Name                        Underlying          Exercise    Expiration
                                     Unexercised Options      Price         Date
                                       (#) Exercisable         ($)

Joseph F. Longo -                           15,000            $2.400     10/31/2015
Chairman, Chief Executive Officer           10,000             0.930     12/31/2012
and President                               10,000             2.030     12/13/2011
                                            40,000             5.625     12/20/2010
                                           250,000             6.000     11/01/2009

                                             7,500             1.730     01/14/2018(1)
Peter J. Scanlon -                          15,000             2.400     10/31/2015
Vice President, Chief Financial             30,000             2.300     08/05/2015
Officer, Treasurer and                      15,000             2.030     12/13/2011
Secretary                                   25,000             5.625     12/20/2010
                                            20,000             6.000     11/01/2009

                                             7,500             1.730     01/14/2018(1)
Ralph N. Dechiaro -                         15,000             2.400     10/31/2015
Vice President of Business                  25,000             1.900     12/14/2014
Development                                  3,000             3.000     02/20/2012
                                             7,500             1.730     01/14/2018(1)

----------
(1)  These options were granted on January 14, 2008

     There were no options exercised by any of our named executive officers in Fiscal 2008.

Potential Payments Upon Termination of Employment

     Other than matching 401(k) contributions, we provide no pension benefits to our Named Executive Officers. We do, however, have agreements with all of our Named Executive Officers providing severance payments. In the event that Messrs.
Longo, Scanlon and Dechiaro had terminated their employment on October 31, 2008, the last day of our fiscal year, they would have received the following severance benefits:

                                       9

       Name                 Amount                Payment schedule
-------------------- --------------------- ----------------------------------
Joseph F. Longo           $115,000 (1)     $105,000 paid in a lump sum six
                                           months after termination of
                                           employment. (2)(3)

Peter J. Scanlon          $139,230 (4)     $139,230 paid in a lump sum within
                                           180 days following
                                           termination of employment. (6).

Ralph N. Dechiaro         $86,923 (5)      $86,923 paid in a lump sum
                                           within 180 days following
                                           termination of employment. (6)

----------
(1) Representing $105,000 of cash severance, equal to six months of base salary and $10,000 of medical/health benefits continuation for 6 months, based on the current cost to us of providing such benefits. Mr. Longo will receive the severance in the event of any termination, voluntary or involuntary, other than death.

(2) The cash severance would be paid over the six-month severance period, but pursuant to Section 409A of the Internal Revenue Code no payments will be made until six months after the termination of employment. The benefits continuation would be provided over the six-month period following the termination of employment.

(3) Mr. Longo's employment agreement provides that if his employment is terminated due to disability or he is involuntarily terminated for any reason other than for cause, he is entitled to additional termination benefits, including an annual payment of $97,500, beginning six months after termination of employment (after the severance period), for the remainder of his life. If Mr. Longo is survived by his spouse, she will receive half of that amount ($48,750) for her life. In addition, Mr. Longo (and his surviving spouse) will receive lifetime reimbursement of gap medical insurance premiums to cover expenses not covered by Medicare or Medicaid. The Compensation Committee granted these benefits to Mr. Longo in recognition of his services to us. These additional termination benefits will not increase based on Mr. Longo's years of service with us. These entitlements are unfunded and Mr. Longo's rights to these benefits are as an unsecured general creditor to us. On January 28, 2008, the parties executed an amendment to clarify provisions with respect to such agreement. Had Mr. Longo been involuntarily terminated or terminated due to disability on October 31, 2008, we estimate that the total future payments associated with Mr. Longo's additional termination benefits would be approximately $1,370,000. This estimate is based on a 10.5 year life expectancy for Mr. Longo and a 16.0 year life expectancy for Mrs. Longo, based on their gender and current age, in accordance with the National Vital Statistics Reports, which is published by the U.S. National Center for Health Statistics. In addition, we estimated annual cost per person for the lifetime reimbursement of gap medical insurance premiums to be $5,000, based on materials published on www.medicare.gov.

(4) Although Mr. Scanlon's severance agreement does not specify the form of payment, our intention and that of Mr. Scanlon is that the severance would be paid in a lump sum six months after the termination of employment. We intend to amend the severance agreement to provide for this payment schedule. The benefits continuation would be provided over the 12-month period following the termination of employment which would represent $139,230 of cash severance, equal to ten months of base salary (based on Mr. Scanlon's entitlement to four weeks of base salary for each of his ten years of service with us) and $20,000 of medical/health benefits continuation for 12 months, based on the current cost to us of providing such benefits. Mr. Scanlon will receive the severance in the case of any termination, voluntary or involuntary, other than for cause.

(5) Representing $86,923 of cash severance, equal to six months of base salary (based on Mr. Dechiaro's entitlement to four weeks of base salary for each of his six years of service with us) and $20,000 of medical/health benefits continuation for 12 months, based on the current cost to us of providing such benefits. Mr. Dechiaro will receive the severance in the event of an involuntary termination other than for cause.

(6) Although Mr. Dechiaro's severance agreement does not specify the form of payment, our intention and that of Mr. Dechiaro is that the severance would be paid in a lump sum within 30 days after the termination of employment. We intend to amend the severance agreement to provide for this payment schedule. The benefits continuation would be provided over the 12-month period following the termination of employment.

Director Compensation

     The objectives for our non-employee director compensation program are to attract highly-qualified individuals to serve on our Board of Directors and align our directors' interests with the interests of our shareholders.

     For our 2008 fiscal year, the Compensation Committee reviewed the design of our director compensation program. The Compensation Committee determined not to recommend any changes to our Board of Directors for the 2008 fiscal year. Directors who were our officers and employees received no additional compensation for acting as directors. All independent directors received an annual retainer of $10,000 per year, plus an additional fee of $2,000 for each meeting attended in per person, or $1,000 for each meeting via teleconference or videoconference. The chairman of the Audit Committee received an additional fee of $6,000 per annum and all other members of the Audit Committee received an additional fee of $2,000 per year plus each will receive an additional fee of $1,000 for each meeting attended in person, or $500 for each meeting via teleconference or videoconference. The chairman of the Compensation Committee will receive an additional $4,000 per year and all other members of the Compensation Committee will receive an additional $1,000 per year, plus each will receive an additional fee of $1,000 for each meeting attended in person, or $500 for each meeting via teleconference or videoconference. Upon being appointed to the Board of Directors, independent directors receive an initial option grant of 30,000 options, which options contain a three-year cliff vesting period. Thereafter, each independent director receives an annual option grant of 15,000 options with an annual one-year vesting period. All independent directors are reimbursed for out-of-pocket expenses.

     Our directors' aggregate compensation for our 2008 fiscal year was as follows:

                        2008 Director Compensation Table

                                   Fees
                                 Earned or
                                  Paid in
                                 Cash 2008    Option Awards
                Name                ($)          ($) (1)        Total
      ------------------------- ------------ --------------- -----------
      Joseph A. Equale
                                  $33,000        $6,150        $39,150
      L. Scott Barnard(3)
                                  $26,500        $6,150        $32,650
      John J. Fitzpatrick (2)
                                  $29,500        $6,150        $34,650
      Chase P. Withrow III
                                  $25,987        $6,150        $32,137

----------
     (1) The amounts shown in this column include the amount that we expensed during our 2008 fiscal year for the options granted 2008 fiscal year. Options granted in the 2008 fiscal year vested immediately. Messrs.

          Equale, Fitzpatrick Withrow and Barnard each, as non-employee directors, received options to purchase 15,000 shares in 2008. The aggregate number of options held by directors as of October 31, 2008 are: Mr. Equale, 99,000; Mr. Barnard, 84,000; Mr. Fitzpatrick, 84,000; and Mr. Withrow III, 60,000. The assumptions used to determine the value of the stock option grants are set forth in Note 8 to the financial statements within Form 10-K for the fiscal year ended October 31, 2008.

     (2) While Mr. Fitzpatrick remained as an audit committee member in the 2008 fiscal year, he also assumed the additional responsibility as Chairman of the Compensation Committee.

     (3)  On October 17, 2008, Mr. Barnard resigned from the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Our Common Stock

     The following table sets forth information with respect to beneficial ownership of our common stock as of February 24, 2009 by (i) each person or entity who is known by us to own beneficially 5% or more of the outstanding shares of our Common Stock, (ii) each director, (iii) each named executive officer (as identified in the 2008 Summary Compensation Table) and (iv) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on a review of filing with the Securities and Exchange Commission and on information furnished to us by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                            Number of
    Name and Address of Beneficial Owner                    Shares (1)          Percent of Total (1)
    ------------------------------------                    ----------          --------------------

    Joseph F. Longo (2) (7)                                 1,556,398                   6.6%

    Peter J. Scanlon (3) (7)                                  112,500                     *

    Ralph N. Dechiaro (4) (7)                                  50,500                     *

    Chase P. Withrow III (7) (13)                              63,425                     *

    Joseph A. Equale (5) (7)                                   99,000                     *

    John J. Fitzpatrick (6) (7)                                84,000                     *

    Northshore Asset Management, LLC (8) (9) (10)           3,806,391                   16.1%
    c/o Arthur J. Steinberg, not individually
    but solely in his capacity as Receiver
    of Northshore Asset Management, LLC and related
    entities
    c/o King & Spalding LLP
    1185 Avenue of the Americas
    New York, NY 10036

    Arthur J. Steinberg, not individually                   4,806,391                   20.3%
    but solely in his capacity as Receiver of
    Northshore Asset Management, LLC,
    Astor Fund, L.P. and related entities (8) (9) (10)
    c/o King & Spalding LLP
    1185 Avenue of the Americas
    New York, NY 10036


                                                            Number of
    Name and Address of Beneficial Owner                    Shares (1)          Percent of Total (1)
    ------------------------------------                    ----------          --------------------

    Connecticut Banking Commissioner Howard F.              4,806,391                   20.3%
    Pitkin, (successor to John P. Burke), not
    individually but solely in his capacity as
    Receiver of Circle Trust Company (8) (9) (10)
    c/o State of Connecticut Department of Banking
    260 Constitution Plaza
    Hartford, CT 06103

    FB U.S. Investments, L.L.C.                             4,587,504                   19.4%
    1285 Sable Palms Drive
    Mobile, Alabama 36695 (11)

    Francisco J. Rivera Fernandez                           2,100,000                    8.9%
    PO Box 11852
    San Juan, Puerto Rico 00922 (12)

    All officers and directors as a group                   2,072,323                    8.8%
    (6 persons)

* Represents less than one percent (1%).

(1) The beneficial ownership is calculated based 23,632,048 shares of our common stock outstanding as of February 24, 2009. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. In computing the number of shares beneficially owned by a person in the column and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that were exercisable at or within 60 days of February 27, 2009 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

(2) Includes 332,500 shares subject to options that are currently exercisable and/or options that are exercisable within 60 days of February 24, 2009.

(3) Includes 112,500 shares subject to options that are currently exercisable and/or options that are exercisable within 60 days of February 24, 2009.

(4) Includes 50,500 shares subject to options that are currently exercisable and/or options that are exercisable within 60 days of February 24, 2009.

(5) Includes 99,000 shares subject to options that are currently exercisable and/or options that are exercisable within 60 days of February 24, 2009.

(6) Includes 84,000 shares subject to options that are currently exercisable and/or options that are exercisable within 60 days of February 24, 2009.

(7)  Address is 88 Danbury Road, Suite 2A, Wilton, Connecticut 06897.

(8)  Arthur J. Steinberg is the Receiver of Northshore Asset Management, LLC, a
     Delaware limited liability company, Saldutti Capital Management, L.P., a
     New York limited partnership, Ardent Research Partners, L.P., a New York

                                       13

     limited partnership, and Ardent Research Partners, Ltd., an open-ended limited liability investment company incorporated under the International Business Companies Act, 1989 (as amended) of The Commonwealth of The Bahamas and certain other related entities (including The Astor Fund, L.P., a Delaware limited partnership). You should read Footnote 10 to this table, which contains additional details as to these matters. Of these shares of our common stock, (a) 3,558,347 are held by Northshore Asset Management, LLC for the benefit of The Astor Fund, L.P. (and The Astor Fund, L.P., is managed by Northshore Asset Management, LLC), (b) 120,772 shares are held by Ardent Research Partners, L.P., and (c) 127,272 shares are held by Ardent Research Partners, Ltd. Ardent Research Partners, L.P. and Ardent Research Partners, Ltd. are managed by Saldutti Capital Management, L.P. Northshore Asset Management, LLC is the general partner of Ardent Research Partners, L.P. and owns Saldutti Capital Management, L.P. Accordingly, (i) the Northshore Receiver may be deemed to share beneficial ownership and the power to dispose of and to vote all of the shares of our common stock beneficially owned by Northshore Asset Management, LLC, Ardent Research Partners, L.P., Ardent Research Partners, Ltd. and The Astor Fund, L.P.,
     (ii) The Astor Fund, L.P. may be deemed to share beneficial ownership and the power to dispose of and to vote the 3,558,347 held by Northshore Asset Management, LLC, (iii) Saldutti Capital Management, L.P., may be deemed to share the beneficial ownership and the power to dispose of and to vote the 248,044 shares of our common stock beneficially owned in the aggregate by Ardent Research Partners, L.P. and Ardent Research Partners, Ltd., (iv) Ardent Research Partners, L.P. may be deemed to share the beneficial ownership and the power to dispose of and to vote 120,772 shares of our common stock, and (v) Ardent Research Partners, Ltd. may be deemed to share the beneficial ownership and the power to dispose of and to vote 127,272 shares of our common stock. In addition, Mr. Steinberg also serves as the Receiver of an entity that owns 94% of the equity interests of Circle Trust Company. Circle Trust Company is in a separate receivership proceeding. You should read Footnote 12 to this table, which contains additional details as to these matters. Mr. Steinberg expressly disclaims beneficial ownership of any shares of our common stock.

(9) On February 16, 2005, upon application of the Securities and Exchange Commission, the United States District Court for the Southern District of New York entered an order appointing Arthur J. Steinberg to act as the temporary Receiver of Northshore Asset Management, LLC, Ardent Research Partners, L.P., Ardent Research Partners, Ltd., Saldutti Capital Management, L.P., and certain other related entities. That court entered subsequent orders appointing Mr. Steinberg as the permanent Receiver of these entities. Based on the powers granted to him pursuant to these and other orders entered by that court, Mr. Steinberg not individually, but solely in his capacity as the Receiver of Northshore Asset Management, LLC, Ardent Research Partners, L.P., Ardent Research Partners, Ltd., Saldutti Capital Management, L.P., and certain other related entities, whom we sometimes refer to in this proxy statement as the Northshore Receiver, may be deemed to share beneficial ownership and have the shared power to vote and dispose of 3,806,391 shares of our common stock, held in the aggregate by Northshore Asset Management, LLC, Ardent Research Partners, L.P., Ardent Research Partners, Ltd., and the other entities described in Footnote 9 to this table. You should read Footnote 9 to this table, which contains additional details as to these matters. In addition, by virtue of the Settlement Agreement dated as of May 25, 2006, which we sometimes refer to in this proxy statement as the Settlement Agreement, between the Northshore Receiver and the Circle Receiver, and due to certain other factors, the Northshore Receiver may be deemed to be the beneficial owner and have the shared power with the Circle Receiver to direct the disposition and voting of an additional 1,000,000 shares of our common stock of which the Circle Receiver may be deemed to have beneficial ownership. You should read Footnote 12 to this table, which contains additional details as to these matters. Mr. Steinberg expressly disclaims beneficial ownership of any shares of our common stock.

(10) On September 30, 2005, pursuant to the provisions of Chapter 664c of the Connecticut General Statutes, the Superior Court for the Judicial District of Hartford, Connecticut, appointed the Connecticut Banking Commissioner, John P. Burke, as the Receiver of Circle Trust Company. On October 1, 2006, Howard F. Pitkin was appointed as the successor to Mr. Burke, to serve as the Connecticut Banking Commissioner and the Receiver of Circle Trust Company, upon Mr. Burke's retirement. We sometimes refer to Mr. Burke, Connecticut Banking Commissioner, solely in his capacity as the Receiver of Circle Trust Company through the date of his retirement and to Mr. Pitkin, Connecticut Banking Commissioner, solely in his capacity as the Receiver of Circle Trust Company after such date, as the Circle Receiver. On August 27, 2004, Northshore Asset Management, LLC contributed 1,000,000 shares of our common stock to the capital of Circle Trust Company. Circle Trust Company shared beneficial ownership of 1,000,000 shares of our common stock. The Northshore Receiver is the Receiver for the entity which owns 94% of the equity interests of Circle Trust Company. Based on the powers and authority granted to the Circle Receiver by order of the Superior Court for the Judicial District of Hartford, Connecticut, the Circle Receiver, not individually, but solely in his capacity as Receiver of Circle Trust Company and as a result of the Settlement Agreement, may be deemed to share beneficial ownership and share the power to vote and dispose of 4,806,391 shares of our common stock due to the following: (i) 1,000,000 shares of our common stock that may be deemed to be beneficially owned by the Circle Receiver (which were contributed to Circle Trust Company) and (ii) by virtue of the Settlement Agreement, 3,806,391 shares of our common stock, that may be deemed to be beneficially owned by the Northshore Receiver. You should read footnotes 9 and 10 to this table, which contain additional details as to these matters. Mr. Pitkin expressly disclaims beneficial ownership of any shares of our common stock.

(11) Includes 3,058,336 warrants that are exercisable within 60 days of February 24, 2009.

(12) Includes 1,400,000 warrants that are exercisable within 60 days of February 24, 2009.

(13) Includes 60,000 shares subject to options that are currently exercisable or that are exercisable within 60 days of February 24, 2009. Includes 3,425 common shares owned by Mr. Withrow's wife for which Mr. Withrow disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Director Independence

     Messrs. Equale, Fitzpatrick and Barnard are each considered "independent," as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and SEC regulations. The Board has determined that based on the credentials of Mr. Equale, the Chairman of the Audit Committee, Mr. Equale qualifies as an "audit committee financial expert" within the meaning of SEC regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accountants for the 2008 and 2007 Fiscal Years

     The following table presents fees for professional services rendered by the Company's independent registered public accountants for the audit of the Company's annual financial statements in the 2008 and 2007 fiscal years and fees billed for audit-related services, tax services and all other services rendered by the Company's independent registered public accountants for the 2008 and 2007 fiscal years.

                                      2008 Fiscal          2007 Fiscal
                                         Year                 Year
                                      -----------          -----------

     Audit Fees (1)                    $289,675             $184,562
     Audit-Related Fees                    --                   --
     Tax Fees                              --                   --
     All Other Fees                        --                   --

     (1) Professional services rendered for the integrated audit of our annual consolidated financial statements and internal control over financial reporting, tax services, reviews of the consolidated financial statements included in Form 10-Qs, accounting consultation, consents related to other filings with the SEC, and statutory and regulatory audits required for foreign jurisdictions.

     All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee Charter provides for pre-approval (either on a case-by-case basis or in accordance with detailed policies and procedures established by the Audit Committee) of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its auditors.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.    Description
-----------    -----------

31.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2009.


                                             STARTECH ENVIRONMENTAL CORPORATION
                                             (Registrant)


                                             BY: /s/ Joseph F. Longo
                                             -----------------------
                                             Joseph F. Longo
                                             Chairman, Chief Executive Officer,
                                             President and Director


                                             BY: /s/ Peter J. Scanlon
                                             ------------------------
                                             Peter J. Scanlon
                                             Chief Financial Officer, Secretary,
                                             Vice President and Principal
                                             Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on 26th day of February 2009.


SIGNATURES                       TITLE
----------                       -----


/s/ Joseph F. Longo              Chairman, Chief Executive Officer, President
-------------------              & Director
Joseph F. Longo


/s/ Peter J. Scanlon             Chief Financial Officer, Vice President and
--------------------             Principal Financial Officer (Principal
Peter J. Scanlon                 Accounting Officer)


/s/ John J. Fitzpatrick*         Director
------------------------
John J. Fitzpatrick


/s/ Joseph A. Equale*            Director
---------------------
Joseph A. Equale


/s/ Chase P. Withrow III*        Director
-------------------------
Chase P. Withrow III


* By /s/ Peter J. Scanlon
     --------------------
     Peter J. Scanlon
     Attorney-in-fact