Form 10-Q
period 2009-01-31
STARTECH ENVIRONMENTAL CORP
filed 2009-03-17
CIK 875762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2009

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to __________


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer [   ]          Accelerated filer [   ]

          Non-accelerated filer [   ]            Smaller reporting company [ x ]

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [ x ]

     As of March 13, 2009, 23,636,801 shares of common stock of the registrant were outstanding.

                       STARTECH ENVIRONMENTAL CORPORATION

                                TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)                                    1
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of  Operations                                        8
Item 3.    Controls and Procedures                                            11

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  12
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        12
Item 3.    Defaults Upon Senior Securities                                    12
Item 4.    Submission of Matters to a Vote of Security Holders                12
Item 5.    Other Information                                                  12
Item 6.    Exhibits                                                           12
Signatures                                                                    13


                                     PART 1- FINANCIAL INFORMATION
                                     -----------------------------

Item 1. Financial Statements


                                  STARTECH ENVIRONMENTAL CORPORATION
                                 Condensed Consolidated Balance Sheets


                                                                     January 31, 2009
                                                                       (Unaudited)      October 31, 2008
                                                                       ------------     ----------------
                                                ASSETS

Current assets:

     Cash and cash equivalents                                         $  3,653,289       $  4,658,169
     Accounts receivable                                                  3,373,250          3,373,250
     Note receivable                                                           --              385,000
     Inventories                                                          4,829,119          4,696,284
     Prepaid expenses and other current assets                              185,766            183,266
                                                                       ------------       ------------

                Total current assets                                     12,041,424         13,295,969

Equipment and leasehold improvements, net                                 2,024,108          2,066,802

Other assets                                                                 60,016             60,016
                                                                       ------------       ------------

                Total assets                                           $ 14,125,548       $ 15,422,787
                                                                       ============       ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued expenses                             $    238,908       $    493,656
     Customer deposits and deferred revenue                              15,451,156         15,586,156
                                                                       ------------       ------------

                Total liabilities                                        15,690,064         16,079,812
                                                                       ------------       ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no par value, 10,000,000 shares authorized;
         none issued and outstanding                                           --                 --
     Common stock, no par value; 800,000,000 shares authorized;
        23,618,236 issued and outstanding at January 31, 2009 and
        23,340,207 issued and outstanding at October 31, 2008            34,327,981         34,232,892
     Additional paid-in capital                                           5,668,397          5,668,397
     Deferred leasing costs                                                    --              (19,726)
     Accumulated deficit                                                (41,560,894)       (40,538,588)
                                                                       ------------       ------------

                Total stockholders' deficiency                           (1,564,516)          (657,025)
                                                                       ------------       ------------

                Total liabilities and stockholders' deficiency         $ 14,125,548       $ 15,422,787
                                                                       ============       ============


                    See notes to these condensed consolidated financial statements.


                       STARTECH ENVIRONMENTAL CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                      Three Months Ending
                                                -------------------------------
                                                 January 31,        January 31,
                                                    2009               2008
                                                ------------       ------------

Revenue                                         $       --         $    107,988

Cost of revenue                                         --              103,048
                                                ------------       ------------

Gross profit                                            --                4,940
                                                ------------       ------------

Operating expenses:

   Selling expenses                                  178,858            191,644
   Research and development expenses                  47,543             51,115
   General and administrative expenses               746,512          1,214,733
   Depreciation and amortization  expenses            58,386             55,235
                                                ------------       ------------

         Total operating expenses                  1,031,299          1,512,727
                                                ------------       ------------

Loss from operations                              (1,031,299)        (1,507,787)



Interest income                                        8,993            107,352
                                                ------------       ------------



Net loss                                        $ (1,022,306)      $ (1,400,435)
                                                ============       ============


Per share data:
Net loss per share - basic and diluted          $      (0.04)      $      (0.06)
                                                ============       ============

Weighted average common shares
    outstanding - basic and diluted               23,412,121         23,077,598
                                                ============       ============


         See notes to these condensed consolidated financial statements.


                         STARTECH ENVIRONMENTAL CORPORATION
                   Condensed Consolidated Statements of Cash Flows
                                     (unaudited)


                                                            Three Months Ended
                                                   -----------------------------------
                                                   January 31, 2009   January 31, 2008
                                                   ----------------   ----------------

Cash flows from operating activities:
Net loss                                             $ (1,022,306)      $ (1,400,435)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Stock based compensation                                   --               84,300
  401(k) match through issuance of common stock            95,089             26,399
  Depreciation and amortization                            58,386             55,235
  Amortization of deferred leasing costs                   19,726             59,175
Changes in operating assets and liabilities:
  Accounts receivable                                        --             (557,000)
  Vendor deposits                                            --             (646,000)
  Prepaid expenses and other current assets                (2,500)           (25,794)
  Inventories                                            (132,835)          (265,703)
  Other assets                                               --               26,902
  Accounts payable and accrued expenses                  (254,748)           283,368
  Customer deposits and deferred revenue                  250,000          1,894,512
                                                     ------------       ------------
       Net cash used in operating activites              (989,188)          (465,041)

Cash flows used in investing activities:
  Purchase of equipment                                   (15,692)           (51,534)
                                                     ------------       ------------


Net decrease in cash and cash equivalents              (1,004,880)          (516,575)

Cash and cash equivalents, beginning                    4,658,169         11,612,863
                                                                        ------------

                                                     ------------       ------------
Cash and cash equivalents, ending                    $  3,653,289       $ 11,096,288
                                                     ============       ============


           See notes to these condensed consolidated financial statements.

                                          3

                       STARTECH ENVIRONMENTAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Going Concern.
-------------------------------------------------

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the "Company" or "Startech") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as filed with the SEC on February 13, 2009. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2009, or any other interim period.

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

The Company incurred a net loss of $1,022,306 during the three months ended January 31, 2009. For the three months ended January 31, 2009, net cash used by operating activities was $989,188. As of January 31, 2009, the Company had cash and cash equivalents of $3,653,289 and had negative working capital of $3,648,640. The Company has historically obtained funds to operate its business through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of its products and the receipt of payments in connection with entering into distributorship agreements. During the three months ended January 31, 2009 the Company received a payment of $250,000 in connection with a Distribution Agreement from an entity. The Company has been and continues to be dependent upon the deposits and installment payments from the execution of distributorship agreements, sales of its products and sales of its securities.

The Company's ability to continue to operate as a going concern depends on its ability to generate sufficient revenue from the sale of its products, payments in connection with entering into distributorship agreements and/or the receipt of additional capital from one or more financing sources. Due to the fact that the Company has been unsuccessful in consummating additional sales of its products or otherwise raising additional capital, it has relied on a portion of the funds the Company received as non-refundable customer deposits in connection with the two sales agreements for products (see Note 6) to cover operating expenses. Management is continuing its efforts to sell the Company's products and to secure additional funds through the receipt of additional capital. However, there can be no assurance that the Company will be able to sell its products or that the Company will be able to raise additional capital on terms acceptable to it or at all. If the Company is unable to sell its products or raise additional capital, the Company will be forced to utilize the remaining balance of its non-refundable customer deposits to remain a viable entity and accordingly, the Company might need to significantly restrict or discontinue its operations.


Note 2 - Summary of Certain Significant Accounting Policies.
------------------------------------------------------------

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

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to holders of shares of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue shares of common stock were exercised or converted into shares of common stock. Potentially dilutive securities realizable from the exercise of options and warrants aggregating 8,855,966 and 11,163,121 at January 31, 2009 and 2008, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.


Note 3 -- Note Receivable.
--------------------------

On October 25, 2006, the Company received a promissory note from Global Tech in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007, but the payment was never received. Global Tech has since requested multiple extensions, each of which has been granted by the Company, the latest of which called for monthly installment payments of $50,000 beginning November 1, 2008, and concluding with a final payment of $135,000 on April 30, 2009. On January 31, 2009, the Company notified Global Tech they were in violation of the note receivable agreement and wrote off the note with a corresponding reduction of Customer Deposits and Deferred Revenue.


Note 4 - Inventories.
---------------------

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

                               January 31,     October 31,
                                  2009            2008
                               ----------      ----------
Raw materials                  $   98,125      $  112,841
Work-in-process                 4,730,994       4,583,443
                               ----------      ----------

                               $4,829,119      $4,696,284
                               ==========      ==========


Note 5 -- Stockholders' Equity.
-------------------------------

Common Stock

The Company sponsors an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of shares of common stock at the prevailing current market price and vest equally over an employee's initial three-year service period. The Company matches the first ten percent of an employee's contributions on a dollar-for-dollar basis, up to the maximum contribution allowed under the Internal Revenue Code. Contributions for the three months ended January 31, 2009 and 2008 were $29,089, and $26,399, respectively. These contributions were, or will be, made through the issuance of 78,029 and 15,900 shares of common stock, respectively.

On January 20, 2009, the Company issued 200,000 shares of its common stock, valued at $66,000, to its 401(k) plan as a non-discretionary contribution to the 401(k) plan participants.

Stock Options

For the three months ended January 31, 2009 and 2008, the Company incurred aggregate stock-based compensation expense of $0 and $84,300, respectively. As of January 31, 2009, the total unrecognized compensation costs on non-vested options are $0.

-----------------------------------------

A summary of option activity for the three months ended January 31, 2009 are as follows:

                                                       Weighted-
                                                        Average     Aggregate
                                                       Exercise     Intrinsic
                                           Shares        Price        Value
                                        ----------     --------     ---------
Outstanding at November 1, 2008          1,776,000     $   4.69
Granted                                       --            --
Exercised                                     --            --
Forfeited                                 (108,000)        2.48
Expired                                       --            --
                                        ----------     --------
Outstanding at January 31, 2009          1,668,000     $   4.99     $    --
                                        ==========     ========     =========
Exercisable at January 31, 2009          1,668,000     $   4.99     $    --
                                        ==========     ========     =========


Note 6 - Commitments and Contingencies.
---------------------------------------

Sales Agreements

On May 10, 2007, the Company entered into a purchase agreement with EnviroSafe Industrial Services Corporation ("EnviroSafe") whereby the Company sold to EnviroSafe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000. On May 23, 2007, the Company received a down payment in the amount of $1,927,500, or 10% of the purchase price. The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter Systems. The Company received aggregate payments under this sales agreement of $9,155,500 through January 31, 2009. As of January 31, 2009, payments aggregating $3,373,250 were past due. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management of the Company has indicated that the delays in payment have been the result of a combination of factors, including the relocation of the installation site for the Plasma Converter Systems (as described below), changes to EnviroSafe's business plans in connection with the relocation and the impact of the global economic crisis on EnviroSafe's resources.

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

On August 10, 2007, the Company entered into a purchase agreement with a customer for the purchase of a Plasma Converter System for an aggregate sales price of $5,400,000. Through January 31, 2009, the Company received $1,350,000 in payments relating to this agreement. The balance of the purchase price is scheduled to be paid in installments. On March 5, 2008, the Company agreed to a revised payment schedule with the customer to extend the $540,000 payment originally due on May 15, 2008. The Company has not yet received this payment nor has this revised payment schedule been implemented There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

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

On January 23, 2009 the Company entered into an agreement with an entity, as its exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and also the Republic of Austria. The Company received a cash payment of $250,000 on January 23, 2009 in connection with this agreement, which also requires the entity to purchase certain Plasma Converter Systems during the following years as a minimum requirement to maintain the possession of the distributorship rights.

Operating Leases

The Company leases office space, equipment, computers and vehicles under non-cancelable operating leases through 2009.

The Company's corporate headquarters is located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where the Company leases 5,612 square feet of office space. The lease provides for monthly base rent payments of $11,224 through December 2011, when the lease expires, subject to the Company's option to extend it for another three years on substantially the same terms. On December 4, 2006, in connection with the execution of the lease agreement, the Company issued a warrant to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model. These deferred leasing costs are being amortized over the life of the lease. These warrants are scheduled to expire on December 4, 2011. During the three months ended January 31, 2009 and 2008, the Company recognized $19,726 and $59,175 respectively, as amortization of deferred leasing costs.

The Company's product showroom is located in Bristol, Connecticut, where the Company currently leases 16,291 square feet of office space. On July 13, 2007, the Company signed an amendment to the original lease agreement whereby the Company increased the rented space and extended the lease such that the expiration is now June 15, 2009. The current lease provides for monthly base rent payments of $8,145.

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

The following table shows the Company's future lease commitments under its operating leases:

              For the fiscal years
              ended October 31,                    Annual Rent
              ------------------------------------------------
              2009                                 $   137,669
              2010                                     134,688
              2011                                     134,688
              2012                                      22,448
                                                   -----------
              Total                                $   429,493
                                                   ===========


Concentration of Credit Risk

The Company's cash and cash equivalents consist of cash balances at one financial institution and short-term liquid investments including commercial paper, U.S. Treasury notes and U.S. Treasury bills with maturities of less than 30 days. From time to time, the Company's balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company does not believe it is exposed to any significant credit risk for cash.


Note 7 - Subsequent Event.
--------------------------

Common Stock Issuances

Subsequent to January 31, 2009 the Company issued 18,565 shares of its common stock valued at $7,055 to its 401(k) plan as a matching contribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements". Specifically, all statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect management's current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act of 1933, as amended (the "Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

We believe that our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe our products will add value to our potential customers' businesses as they could possibly realize revenue streams from disposal or processing fees, as well as from the sale of resulting commodity products and services.

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

Recognizing the increasing importance of alternative energy and power sources in general, and hydrogen in particular, in 2005, we expanded our product line to include StarCell(TM), a hydrogen separation technology. Working in conjunction with the Plasma Converter System, StarCell provides what we believe to be an environmentally friendly renewable source of hydrogen power.


Recent Developments

Renegotiation of Sales Agreement Payment Schedule-

On May 10, 2007, we entered into a purchase agreement with EnviroSafe Industrial Services Corporation ("EnviroSafe") whereby we sold to EnviroSafe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000. On May 23, 2007, we received a down payment in the amount of $1,927,500, or 10% of the purchase price. The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter Systems. The Company received aggregate payments under this sales agreement of $9,155,500 through January 31, 2009. As of January 31, 2009, payments aggregating $3,373,250 were past due. There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by the contracts. The Company understands that the delays in payment have been the result of a combination of factors, including the relocation of the installation site for the Plasma Converter Systems (as described below), changes to EnviroSafe's business plans in connection with the relocation and the impact of the global economic crisis on EnviroSafe's resources.

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

On August 10, 2007, the Company entered into a purchase agreement with a customer for the purchase of a Plasma Converter System for an aggregate sales price of $5,400,000. Through January 31, 2009, the Company received $1,350,000 in payments relating to this agreement. The balance of the purchase price is scheduled to be paid in installments. On March 5, 2008, the Company agreed to a revised payment schedule with the customer to extend the $540,000 payment originally due on May 15, 2008. The Company has not yet received this payment nor has this revised payment schedule been implemented There can be no assurance that these payments or other payments contemplated by this contract will be made or that the Company will deliver the Plasma Converter Systems covered by this purchase agreement. Management has indicated that the Company is currently in discussion with the customer with respect to a revised delivery schedule related to past due payments.

On January 23, 2009, the Company entered into an agreement with an entity, as its exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and also the Republic of Austria, effective February 1, 2009. The Company received a cash payment of $250,000 on January 23, 2009 in connection with this agreement, which also requires the entity to purchase certain Plasma Converter Systems during the following years as a minimum requirement to maintain the possession of the distributorship rights.

Results of Operations

Comparison of three months ended January 31, 2009 and 2008

Operations

Revenues. Total revenues were $0 for the three months ended January 31, 2009, compared to $107,988 for the same fiscal period in 2008. During the three months ended January 31, 2008, the Company recognized revenue of $32,988, related to distributorship agreements that have now been fully amortized. Unamortized distributorship agreements were $250,000 at January 31, 2009, compared to $0 at October 31, 2008. The Company will begin to amortize the distributorship agreement effective February 1, 2009.

Gross Profit. Gross profit was $0 for the three months ended January 31, 2009, compared to $4,940 in the same period in fiscal 2008. Gross profit decreased due to the Company not recognizing any revenue from the amortization of distributorship agreements during the three months ended January 31, 2009.

Selling Expenses. Selling expenses for the three months ended January 31, 2009 were $178,858, compared to $191,644 for the same period in the prior year, a decrease of $12,786, or 6.67%, primarily due to lower marketing and consulting expenses.

Research and Development Expenses. Research and development expenses for the three months ended January 31, 2009 were $47,543, compared to $51,115 for the same period in the prior year, an decrease of $3,572 or 6.99%, primarily due to a decrease in salary expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2009 were $746,512, compared to $1,214,733 for the same period in 2008, an decrease of $468,221, or 38.5%. This was primarily due to a decrease in professional fees including accounting, consultants, legal and stock compensation by $466,510, from $648,042 to $181,532. In addition, insurance, utilities, placement fees and related expenses increased by $60,430 from $61,932 to $122,362 during the three months ended January 31, 2009, and the Company made contributions to its 401(k) plan in the amount of $95,088, compared to an aggregate contribution of $26,398 for the same period in the prior year. Stock compensation for the three months ended January 31, 2009 was $0, compared to $84,300 for the three months ended January 31, 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended January 31, 2009 were $58,386, compared to $55,235 for the same period in the prior year, an increase of $3,151, or 5.7%, primarily due to higher depreciation expenses on the equipment at our facility in Bristol, Connecticut.


Other Income (Expense)

Interest Income. Interest income for the three months ended January 31, 2009 was $8,993, compared to $107,352 in the same fiscal period in 2008, a decrease of 91.6%, due to lower cash balances and lower interest rates on our money market investments.


Liquidity and Capital Resources

For the three months ended January 31, 2009, net cash used in operating activities was $989,188, primarily due to a net loss of $1,022,306, offset by $173,201 of non-cash charges. During the three months ended January 31, 2009 the Company received $250,000 from a distributorship agreement. As of January 31, 2009, we had cash and cash equivalents of $3,653,289 and a working capital deficiency of $3,648,640.

Investing activities resulted in $15,692 of cash outflows during the three months ended January 31, 2009 due to the purchase of equipment.


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

The Company incurred a net loss of $1,022,306 during the three months ended January 31, 2009. For the three months ended January 31, 2009, net cash used by operating activities was $989,188. As of January 31, 2009, the Company had cash and cash equivalents of $3,653,289 and had negative working capital of $3,648,640. The Company has historically obtained funds to operate its business through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of its products and through the receipt of payments in connection with entering into distributorship agreements. During the three months ended January 31, 2009, the Company received a payment of $250,000 in connection with a Distribution Agreement from an entity relating to the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and also the Republic of Austria. The Company has been and continues to be dependent upon the deposits and installment payments from the execution of distributorship agreements, sales of its products and sales of its securities.

The Company's ability to continue to operate as a going concern depends on its ability to generate sufficient revenue from the sale of its products, payments in connection with entering into distributorship agreements and/or the receipt of additional capital from one or more financing sources. Due to the fact that the Company has been unsuccessful in consummating additional sales of its products or otherwise raising additional capital, it has relied on a portion of the funds the Company received as non-refundable customer deposits in connection with the two sales agreements for products to cover operating expenses. Management is continuing its efforts to sell the Company's products and to secure additional funds through the receipt of additional capital. However, there can be no assurance that the Company will be able to sell its products or that the Company will be able to raise additional capital on terms acceptable to it or at all. If the Company is unable to sell its products or raise additional capital, the Company will be forced to utilize the remaining balance of its non-refundable customer deposits to remain a viable entity and accordingly, the Company might need to significantly restrict or discontinue its operations.


Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.


Item 3. Controls and Procedures.
--------------------------------

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

Based on their evaluation of the Company's disclosure controls and procedures, which took place as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were not effective at the "reasonable assurance" level. These controls ensure that the Company is able to collect process and disclose the information required in the reports that the Company files with the SEC within the required time period.

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

Given this reportable condition and material weakness, management devoted additional resources, including the engagement of an outside consultant, to address disclosure issues during the three months ending January 31, 2009. As a result, we are confident that our financial statements for the three months ended January 31, 2009 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable condition and material weakness affected the results for the three months ended January 31, 2009 or any prior period.


Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2009, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

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

                                             STARTECH ENVIRONMENTAL CORPORATION
                                              (Registrant)

Dated: March 16, 2009                        BY:  /s/  Joseph F. Longo
                                             ---------------------------
                                             Joseph F. Longo
                                             Chairman, Chief Executive Officer,
                                             President and Director


Dated: March 16, 2009                        BY:  /s/  Peter J. Scanlon
                                             ----------------------------
                                             Peter J. Scanlon
                                             Chief Financial Officer, Secretary,
                                             Vice President, and Principal
                                             Financial Officer