Form 10-Q
period 2009-04-30
STARTECH ENVIRONMENTAL CORP
filed 2009-06-17
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[  X  ]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2009

[      ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to  ___________________

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1286576
(State of incorporation)	(I.R.S. Employer
Identification Number)

88 Danbury Road, Suite 2A Wilton, Connecticut 06897
(Address of principal executive offices, including zip code)

(203) 762-2499
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes [      ] No [     ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

       Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [      ] No [ x ]

     As of June 13, 2009, 23,728,596 shares of common stock of the registrant were outstanding.

STARTECH ENVIRONMENTAL CORPORATION

PART 1- FINANCIAL INFORMATION

1.      Financial Statements

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Balance Sheets

	April 30, 2009
	(Unaudited)	October 31, 2008

ASSETS

Current assets:

Cash and cash equivalents	$2,603,385	$4,658,169
Accounts receivable	3,373,250	3,373,250
Note receivable	-	385,000
Inventories	4,957,778	4,696,284
Prepaid expenses and other current assets	179,019	183,266

Total current assets	11,113,432	13,295,969

Equipment and leasehold improvements, net	2,004,183	2,066,802

Other assets	60,016	60,016

Total assets	$13,177,631	$15,422,787

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$300,687	$493,656
Customer deposits and deferred revenue	15,388,656	15,586,156

Total liabilities	15,689,343	16,079,812

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, no par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value; 800,000,000 shares authorized;
23,691,393 issued and outstanding at April 30, 2009 and
23,340,207 issued and outstanding at October 31, 2008	34,347,856	34,232,892
Additional paid-in capital	5,668,397	5,668,397
Deferred leasing costs	-	(19,726)
Accumulated deficit	(42,527,965)	(40,538,588)

Total stockholders' deficiency	(2,511,712)	(657,025)

Total liabilities and stockholders' deficiency	$13,177,631	$15,422,787

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ending		Six Months Ending
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008
Revenue	$62,500	$27,479	$62,500	$135,467
Cost of revenue	-	13,473	-	116,522
Gross profit	62,500	14,006	62,500	18,945
Operating expenses:
Selling expenses	151,143	182,163	330,001	373,806
Research and development expenses	45,115	47,620	92,658	98,735
General and administrative expenses	781,119	1,092,032	1,527,631	2,306,766
Depreciation and amortization expenses	55,973	56,824	114,359	112,060
Total operating expenses	1,033,350	1,378,639	2,064,649	2,891,367
Loss from operations	(970,850)	(1,364,633)	(2,002,149)	(2,872,422)

Interest income	3,779	59,664	12,772	167,018

Net loss	$(967,071)	$(1,304,969)	$(1,989,377)	$(2,705,404)

Per share data:
Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.12)
Weighted average common shares
outstanding - basic and diluted	23,648,451	23,092,637	23,528,327	23,084,378

See notes to these condensed consolidated financial statements.

     STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ending
	April 30, 2009	April 30, 2008

Cash flows from operating activities:
Net loss	$(1,989,377)	$(2,705,404)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	-	116,400
401(k) match through issuance of common stock	114,963	58,553
Depreciation and amortization	114,359	112,059
Amortization of deferred leasing costs	19,726	118,350
Changes in operating assets and liabilities:
Accounts receivable	-	(482,000)
Vendor deposits	-	(1,130,500)
Prepaid expenses and other current assets	4,247	(77,894)
Inventories	(261,493)	(605,485)
Other assets	-	29,358
Accounts payable and accrued expenses	(192,969)	210,530
Customer deposits and deferred revenue	187,500	2,676,993
Net cash used in operating activites	(2,003,044)	(1,679,040)

Cash flows used in investing activities:
Purchase of equipment	(51,740)	(108,276)

Net decrease in cash and cash equivalents	(2,054,784)	(1,787,316)

Cash and cash equivalents, beginning	4,658,169	11,612,863

Cash and cash equivalents, ending	$2,603,385	$9,825,547

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Going Concern. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the “Company” or “Startech”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as filed with the SEC on February 13, 2009. Operating results for the three and six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2009, or any other interim period.

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

The Company incurred a net loss of $1,989,377 during the six months ended April 30, 2009. For the six months ended April 30, 2009, net cash used by operating activities was $2,003,044. As of April 30, 2009, the Company had cash and cash equivalents of $2,603,385 and had negative working capital of $4,575,911. The Company has historically obtained funds through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of its products and the receipt of payments in connection with entering into distributorship agreements and has been dependent upon such funds to operate its business. During the six months ended April 30, 2009, the Company did not receive any cash proceeds from the issuance and sale of its equity or debt instruments. During the six months ended April 30, 2009, the Company received a payment of $250,000 in connection with entering into a Distribution Agreement with Ekobase d.o.o. of Slovenia, or Ekobase.

The Company's ability to continue to operate as a going concern depends on its ability to generate sufficient revenue from the sale of its products, payments in connection with entering into distributorship agreements and/or the receipt of additional capital from one or more financing sources. Due to the fact that the Company has been unsuccessful in consummating additional sales of its products or otherwise raising additional capital, it has had to rely on a portion of the funds the Company received as non-refundable customer deposits in connection with two sales agreements (see Note 6) for products to cover operating expenses. Management is continuing its efforts to sell the Company's products and to secure additional funds through the receipt of additional capital. However, there can be no assurance that the Company will be able to sell its products or that the Company will be able to raise additional capital on terms acceptable to it or at all. If the Company is unable to sell its products or raise additional capital, the Company will be forced to utilize the remaining balance of its non-refundable customer deposits to remain a viable entity and accordingly, the Company might need to significantly restrict or discontinue its operations.

Note 2 – Summary of Certain Significant Accounting Policies. Stock-Based Compensation

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

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to holders of shares of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue shares of common stock were exercised or converted into shares of common stock. Potentially dilutive securities realizable from the exercise of options and warrants aggregating 8,824,466 and 10,104,953 at April 30, 2009 and 2008, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP 115-2 and 124-2 on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP 157-4 on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact of this FSP on its financial statements.

Note 3 — Note Receivable.

On October 25, 2006, the Company received a promissory note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007, but the payment was never received. The customer has since requested multiple extensions, each of which has been granted by the Company, the latest of which called for monthly installment payments of $50,000 beginning November 1, 2008, and concluding with a final payment of $135,000 on April 30, 2009. No payments have yet been received under the latest payment terms. There can be no assurance that the Company will receive all or any portion of this payment or any subsequent payments. On January 31, 2009, the Company notified the customer that the customer was in violation of the note receivable agreement and wrote off the note with a corresponding reduction of customer deposits and deferred revenue in the consolidated balance sheets.

Note 4 – Inventories.

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	April 30,	October 31,
	2009	2008

Raw materials	$93,225	$112,841
Work-in-process	4,864,553	4,583,443

	$4,957,778	$4,696,284

Note 5 — Stockholders’ Equity.

Common Stock

The Company sponsors an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of shares of common stock at the prevailing current market price and vest equally over an employee’s initial three-year service period. The Company matches the first ten percent of an employee’s contributions on a dollar-for-dollar basis, up to the maximum contribution allowed under the Internal Revenue Code. Contributions for the three months ended April 30, 2009 and 2008 were $19,875, and $32,153, respectively. These contributions were, or will be, made through the issuance of 73,157 and 27,791 shares of common stock, respectively. Contributions for the six months ended April 30, 2009 and 2008 were $48,963, and $58,553, respectively. These contributions were, or will be, made through the issuance of 151,186 and 45,439 shares of common stock, respectively.

On January 20, 2009 the Company issued 200,000 shares of its common stock valued at $66,000 to its 401(k) fund as a non-discretionary contribution to the plan participants.

Stock Options

For the three months ended April 30, 2009 and 2008, the Company incurred aggregate stock-based compensation expense of $0 and $32,100, respectively. For the six months ended April 30, 2009 and 2008, the Company incurred aggregate stock-based compensation expense of $0 and $116,400, respectively. As of April 30, 2009, the total unrecognized compensation costs on non-vested options were $0.

A summary of option activity for the six months ended April 30, 2009 are as follows:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at November 1, 2008	1,776,000	$4.69
Granted	—	—
Exercised	—	—
Forfeited	(139,500)	2.43
Expired	—	—
Outstanding at April 30, 2009	1,636,500	$5.09	$-
Exercisable at April 30, 2009	1,636,500	$5.09	$-

Note 6 – Commitments and Contingencies.

Sales Agreements

On May 10, 2007, the Company entered into a purchase agreement with EnviroSafe Industrial Services Corporation (“EnviroSafe”) whereby the Company sold to EnviroSafe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000. On May 23, 2007, the Company received a down payment in the amount of $1,927,500, or 10% of the purchase price. The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter Systems. The Company received aggregate payments under this sales agreement of $9,155,500 through April 30, 2009. As of April 30, 2009, payments aggregating $3,373,250 were past due and there can be no assurance that these payments or other payments contemplated by this agreement will be received. The Company has been in discussions with EnviroSafe about revising the agreement to modify the first delivery date and the payment schedule; however, the terms of a revised agreement have not yet been finalized and no assurance can be given that they will be finalized or that the Company will deliver the Plasma Converter Systems covered by this agreement.

On August 10, 2007, through the Company’s exclusive distributor for the United Kingdom, Waste 2 GreenEnergy, Ltd., or W2GE, the Company entered into a purchase agreement with a customer for the purchase of a Plasma Converter System for an aggregate sales price of $5,400,000. On March 5, 2008, the Company entered into a revised purchase agreement in which W2GE replaced the customer in the transaction, as well as to agree upon a revised payment schedule to extend a $540,000 payment originally due on May 15, 2008. However, to date, the Company has not received this $540,000 payment nor has the Company agreed upon a revised payment schedule with respect to the $540,000 payment. Through April 30, 2009, the Company received a total of $1,350,000 in payments relating to this purchase agreement. The balance of the purchase price is scheduled to be paid in installments; however, there can be no assurance that these payments or other payments contemplated by this agreement will be received. In addition, the Company has been in discussions with W2GE with respect to revising the agreement to change the delivery schedule and other terms. However, the terms of a revised agreement have not been finalized and no assurance can be given that they ever will be finalized, nor that the Company will deliver the Plasma Converter Systems covered by this agreement.

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

Distributorship Agreement

On January 23, 2009, the Company entered into an agreement with Ekobase to serve as its exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and the Republic of Austria. In connection with this agreement, the Company received a payment of $250,000 for the distributorship rights. The distributorship agreement requires Ekobase to purchase a number of Plasma Converter Systems during the following years as a minimum requirement to maintain possession of the distributorship rights. There can be no assurances that Ekobase will purchase any Plasma Converter Systems, or that the Company will deliver any Plasma Converter Systems contemplated by this agreement. In accordance with its revenue recognition policies, the Company is amortizing revenue from the distribution rights over the one year estimated economic life of the agreement.

Operating Leases

The Company leases office space, equipment, and computers under non-cancelable operating leases that expxire on various dates through June 2012.

The Company's corporate headquarters are located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where the Company leases 5,612 square feet of office space. The lease provides for monthly base rent payments of $11,224 through December 2011, when the lease expires, subject to the Company’s option to extend it for another three years on substantially the same terms. On December 4, 2006, in connection with the execution of the lease agreement, the Company issued a warrant to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model. These deferred leasing costs are being amortized over the life of the lease. This warrant is scheduled to expire on December 4, 2011. During the six months ended April 30, 2009 and 2008, the Company recognized $19,726 and $138,076 respectively, as amortization of deferred leasing costs.

The Company's product showroom is located in Bristol, Connecticut, where the Company currently leases 16,291 square feet of office space. In January 2009, the Company signed an amendment to the lease agreement and extended the lease through June 30, 2012. The current lease provides for monthly escalating base rent payments ranging from $8,146 to $8,824.

The Company's manufacturing facility is located in Bristol, Connecticut, where the Company leases 30,000 square feet of manufacturing space. The lease arrangement is currently on a month-to-month basis for a rent payment of $4,775 per month.

The following table shows the Company's future lease commitments under its operating leases:

For the fiscal years
ended October 31,	Annual Rent
2009	$116,214
2010	233,788
2011	237,864
2012	93,040

Total	$680,906

Concentration of Credit Risk

The Company’s cash and cash equivalents consist of cash balances at one financial institution and short-term liquid investments, including commercial paper, U.S. Treasury notes and U.S. Treasury bills with maturities of less than 30 days. From time to time, the Company’s balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company does not believe it is exposed to any significant credit risk for cash.

7

Note 7 – Subsequent Event. Common Stock Issuances

Subsequent to April 30, 2009 the Company issued 37,203 shares of its common stock valued at $12,668 to its 401(k) plan as a matching contribution.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements". Specifically, all statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect management’s current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act of 1933, as amended (the “Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), respectively.

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
  Current waste disposal and remediation techniques such as landfills and incineration becoming less acceptable from a regulatory, social and environmental perspective;
  A need for critical resources, such as power and water, to sustain local economies; and
  The emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

We believe that our core plasma technology addresses these waste and resource issues by offering remediation solutions that are integrated with a range of equipment solutions and services. We believe our products will add value to our potential customers’ businesses so they could possibly realize revenue streams from disposal or processing fees, as well as from the sale of resulting commodity products and services.

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

Our business model and our market development strategies arise from our mission, which is to change the way the world views and employs discarded materials. We continue to attempt to achieve this objective by strategically marketing a series of products and services emanating from our core Plasma Converter System technology that could possibly produce saleable fossil fuel alternatives while possibly providing a safer and healthier environment. We have attempted to implement this strategy through sales of our Plasma Converter System with our providing after-sales support and service, build own and operate/build own and transfer of ownership facilities, joint development projects and engineering services. However, we have been unable to successfully achieve our goals and continue to seek alternative ways in which we can achieve our goals.

Sales Agreements

On May 10, 2007, we entered into a purchase agreement with Envirosafe Industrial Services Corporation, or Envirosafe, for the sale to EnviroSafe of two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000. On May 23, 2007, we received a down payment in the amount of $1,927,500, or 10% of the purchase price. The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter Systems. We received aggregate payments under this sales agreement of $9,155,500 through April 30, 2009. As of April 30, 2009, payments under this purchase agreement aggregating $3,373,250 were past due and there can be no assurance that these payments or other payments contemplated by this agreement will be received. We have been in discussions with EnviroSafe about revising the agreement to modify the first delivery date and the payment schedule; however, the terms of a revised agreement have not yet been finalized and no assurance can be given that they will be finalized. There can be no assurances that the past due amounts or any other amounts payable under this agreement will be paid, or that we will deliver the Plasma Converter Systems covered by this agreement.

On August 10, 2007, through our exclusive distributor for the United Kingdom, Waste 2 GreenEnergy, Ltd., or W2GE, we entered into a purchase agreement with a customer for the purchase of a Plasma Converter System for an aggregate sales price of $5,400,000. On March 5, 2008, we entered into a revised purchase agreement in which W2GE replaced the customer in the transaction, as well as to agree upon a revised payment schedule to extend the $540,000 payment originally due on May 15, 2008. However, to date, we have not received this $540,000 payment nor have we agreed upon a revised payment schedule with respect to a $540,000 payment. Through April 30, 2009, we received a total of $1,350,000 in payments relating to this purchase agreement. The balance of the purchase price is scheduled to be paid in installments. In addition, we have been in discussions with W2GE with respect to revising the agreement to change the delivery schedule and other terms. However, the terms of a revised agreement have not been finalized and no assurance can be given that they ever will be finalized. There can be no assurances that this payment or any other payments contemplated by this agreement will be made, or that we will deliver the Plasma Converter Systems covered by this purchase agreement.

For both agreements referred to above, the down payment and installment payments received and accrued have been included as part of customer deposits and deferred revenue in the consolidatd balance sheet. Final installments will be made upon the issuance of a certificate of completion if and when the installation of the PCSs has been completed. All amounts, other than the down payment, not paid by the customer within 30 days after such amounts become due and payable to the us, shall bear interest as stated, not to exceed the maximum rate of interest allowed by applicable law.

Distributorship Agreement

On January 23, 2009, we entered into an agreement with Ekobase to serve as our exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and the Republic of Austria. In connection with this agreement, we received a payment of $250,000 for the distributorship rights. The distributorship agreement requires Ekobase to purchase a number of Plasma Converter Systems during the following years as a minimum requirement to maintain possession of the distributorship rights. In accordance with its revenue recognition policies, the Company is amortizing revenue from the distribution rights over the one year estimated economic life of the agreement. There can be no assurances that Ekobase will purchase any Plasma Converter Systems or that we will deliver any Plasma Converter Systems contemplated by this agreement.

Results of Operations

Comparison of three months ended April 30, 2009 and 2008

Operations

Revenues. Total revenues were $62,500 for the three months ended April 30, 2009, compared to $27,479 for the same fiscal period in 2008. During the three months ended April 30, 2008, the Company recognized revenue of $27,479, related to distributorship agreements that have now been fully amortized. Unamortized distributorship agreements were $187,500 at April 30, 2009, compared to $0 at October 31, 2008. The Company has begun amortizing its new distributorship agreement effective February 1, 2009. Revenues for the three months ended April 30, 2009 were up 127.0%.

Gross Profit. Gross profit was $62,500 for the three months ended April 30, 2009, compared to $14,006 in the same period in fiscal 2008, an increase of $48,494 or 346%. Gross profit increased due to the Company recognizing revenue from the amortization of a distributorship agreement with no associated cost during the three months ended April 30, 2009.

Selling Expenses. Selling expenses for the three months ended April 30, 2009 were $151,143, compared to $182,163 for the same period in the prior year, a decrease of $31,020, or 17.0%, primarily due to lower marketing expenses.

Research and Development Expenses. Research and development expenses for the three months ended April 30, 2009 were $45,115, compared to $47,620 for the same period in the prior year, a decrease of $2,505 or 5.26%, primarily due to a decrease in salary expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2009 were $781,119, compared to $1,092,032 for the same period in 2008, a decrease of $310,913, or 28.5% . This was primarily due to a decrease in professional fees, including legal and stockholder relations consultants, and stock-based compensation of $236,259, from $454,547 to $218,288. In addition, health insurance, accounting, board of director fees and related expenses increased by $67,980 from $135,283 to $203,263 during the three months ended April 30, 2009, and the Company made contributions to its 401(k) plan in the amount of $19,875, compared to an aggregate contribution of $32,153 for the same period in the prior year. Stock compensation for the three months ended April 30, 2009 was $0, compared to $32,100 for the three months ended April 30, 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended April 30, 2009 were $55,972, compared to $56,824 for the same period in the prior year, a decrease of $852, or 1.5%, primarily due to lower depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income

Interest Income. Interest income for the three months ended April 30, 2009 was $3,779, compared to $59,664 in the same fiscal period in 2008, a decrease of 93.7%, due to lower average cash balances and lower interest rates on our money market investments.

Comparison of six months ended April 30, 2009 and 2008

Operations

Revenues. Total revenues were $62,500 for the six months ended April 30, 2009, compared to $135,467 for the same fiscal period in 2008. During the six months ended April 30, 2008, the Company recognized revenue of $27,479, related to distributorship agreements that have now been fully amortized. Unamortized distributorship agreements were $187,500 at April 30, 2009, compared to $0 at October 31, 2008. The Company has begun amortizing its new distributorship agreement effective February 1, 2009. Revenues for the six months ended April 30, 2009 were down 53.9%.

Gross Profit. Gross profit was $62,500 for the six months ended April 30, 2009, compared to $18,945 in the same period in fiscal 2008, an increase of $43,555 or 229%. Gross profit increased due to the Company recognizing revenue from the amortization of a distributorship agreement with no associated cost during the six months ended April 30, 2009.

Selling Expenses. Selling expenses for the six months ended April 30, 2009 were $330,001, compared to $373,806 for the same period in the prior year, a decrease of $43,805, or 11.7%, primarily due to lower marketing and telephone expenses.

Research and Development Expenses. Research and development expenses for the six months ended April 30, 2009 were $92,658, compared to $98,735 for the same period in the prior year, a decrease of $6,077 or 6.2%, primarily due to a decrease in salary expenses.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2009 were $1,527,631, compared to $2,306,766 for the same period in 2008, a decrease of $779,135, or 33.8% . This was primarily due to a decrease in professional fees including legal and stockholder relations consultants, stock-based compensation, salary expense and rent expense of $835,152, from $1,928,723 to $1,093,571. In addition, health insurance, 401(k) matching, director fees and related expenses increased by $127,133 from $180,702 to $307,835 during the six months ended April 30, 2009. In addition, the Company made contributions to its 401(k) plan in the amount of $114,963, compared to an aggregate contribution of $58,553 for the same period in the prior year. Stock based compensation for the six months ended April 30, 2009 was $0, compared to $116,400 for the six months ended April 30, 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended April 30, 2009 were $114,359, compared to $112,060 for the same period in the prior year, an increase of $2,299, or 2.1%, primarily due to higher depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income

Interest Income. Interest income for the six months ended April 30, 2009 was $12,772, compared to $167,018 in the same fiscal period in 2008, a decrease of 92.4%, due to lower average cash balances and lower interest rates on our money market investments.

Liquidity and Capital Resources

For the six months ended April 30, 2009, net cash used in operating activities was $2,003,044, primarily due to a net loss of $1,989,377. During the six months ended April 30, 2009 the Company received $250,000 from a distributorship agreement. As of April 30, 2009, we had cash and cash equivalents of $2,603,385 and a working capital deficiency of $4,575,912.

Investing activities resulted in $51,740 of cash outflows during the six months ended April 30, 2009 due to the purchase of equipment.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the finanical statements do not purport to represent realizable or settlement values.

We currently have no significant revenue, have suffered significant recurring operating losses and need to raise additional capital in order to be able to accomplish our business plan objectives. These conditions raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $1,989,377 during the six months ended April 30, 2009. For the six months ended April 30, 2009, net cash used in operating activities was $2,003,044. As of April 30, 2009, we had cash and cash equivalents of $2,603,385 and had negative working capital of $4,575,911. We have historically obtained funds to operate our business through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of our products and through the receipt of payments in connection with entering into distributorship agreements. During the six months ended April 30, 2009, we did not receive any proceeds from the issuance of equity or debt instruments. During the six months ended April 30, 2009, we received a payment of $250,000 in connection with a Distribution Agreement. We have been, and continue to be, dependent upon the deposits and installment payments from the execution of distributorship agreements, sales of our products and sales of our securities.

Our ability to continue to operate as a going concern depends on our ability to generate sufficient revenue from the sale of our products, payments in connection with entering into distributorship agreements and/or the receipt of additional capital from one or more financing sources. Due to the fact that we have been unsuccessful in consummating additional sales of our products or otherwise raising additional capital, we have relied on a portion of the funds that we received as non-refundable customer deposits in connection with two sales agreements for products to cover operating expenses. Management is continuing its efforts to sell our products and to secure additional funds through the receipt of additional capital. However, there can be no assurance that we will be able to sell our products or that we will be able to raise additional capital on terms acceptable to us or at all. If we are unable to sell our products or raise additional capital, we will be forced to utilize the remaining balance of our non-refundable customer deposits to remain a viable entity and accordingly, we might need to significantly restrict or discontinue our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP 115-2 and 124-2 on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP 157-4 on is financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact of this FSP on its financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on their evaluation of our disclosure controls and procedures, which took place as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were not effective at the “reasonable assurance” level in ensuring that we are able to collect, process and disclose information required  to be disclosed by us in the reports that we file with the SEC within the required time period.

Our independent registered public accountants have reported to our board of directors a matter involving internal controls that is considered to be a reportable condition and material weakness, under standards established by the Public Company Accounting Oversight Board. The material weakness identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.

Given this reportable condition and material weakness, management devoted additional resources, including the engagement of an outside consultant, to address disclosure issues during the period ended April 30, 2009. As a result, we are confident that our financial statements for the period ended April 30, 2009 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable condition and material weakness affected our financial results for the period ended April 30, 2009 or any prior period.

Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2009, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

None

Item 1A.      Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended October 31, 2008, filed with the SEC on February 13, 2009.

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

STARTECH ENVIRONMENTAL CORPORATION
(Registrant)

Dated: June 17, 2009	BY: /s/ Joseph F. Longo
Joseph F. Longo
Chairman, Chief Executive Officer, President and Director

Dated: June 17, 2009	BY: /s/ Peter J. Scanlon
Peter J. Scanlon
Chief Financial Officer, Secretary, Vice President,
and Principal Financial Officer

