Form 10-Q
period 2009-07-31
STARTECH ENVIRONMENTAL CORP
filed 2009-09-17
CIK 875762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2009

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________to ___________________

Commission file number 0-25312

STARTECH ENVIRONMENTAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1286576
(State of incorporation)	(I.R.S. Employer
Identification Number)

88 Danbury Road, Suite 2A
Wilton, Connecticut 06897
(Address of principal executive offices, including zip code)

(203) 762-2499
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]    No [   ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                        Accelerated filer [   ]

Non-accelerated filer [  ]                                                                           Smaller reporting company [ x ]

     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [ x ]

     As of September 8, 2009, 23,761,917  shares of common stock of the registrant were outstanding.

STARTECH ENVIRONMENTAL CORPORATION

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Balance Sheets

	July 31, 2009 (Unaudited)	October 31, 2008

ASSETS

Current assets:

Cash and cash equivalents	$ 1,233,046	$ 4,658,169
Accounts receivable	3,373,250	3,373,250
Note receivable	-	385,000
Inventories	5,065,971	4,696,284
Prepaid expenses and other current assets	197,519	183,266
Total current assets	9,869,786	13,295,969

Equipment and leasehold improvements, net	1,976,112	2,066,802

Other assets	60,016	60,016
Total assets	$ 11,905,914	$ 15,422,787

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$ 324,433	$ 493,656
Customer deposits and deferred revenue	15,326,157	15,586,156
Total liabilities	15,650,590	16,079,812

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 800,000,000 shares authorized; 23,741,470 issued and outstanding at July 31, 2009 and 23,297,161 issued and outstanding at October 31, 2008	34,372,071	34,232,892
Additional paid-in capital	5,668,397	5,668,397
Deferred leasing costs	-	(19,726)
Accumulated deficit	(43,785,144)	(40,538,588)

Total stockholders' deficiency	(3,744,676)	(657,025)

Total liabilities and stockholders' deficiency	$ 11,905,914	$ 15,422,787

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ending		Nine Months Ending
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Revenue	$62,499	$16,494	$124,999	$151,961

Cost of revenue	-	-	-	116,522

Gross profit	62,499	16,494	124,999	35,439

Operating expenses:

Selling expenses	140,402	164,008	470,403	537,815
Research and development expenses	50,281	48,284	142,939	147,019
General and administrative expenses	1,074,234	1,232,730	2,601,865	3,539,496
Depreciation and amortization expenses	55,972	56,784	170,331	168,843

Total operating expenses	1,320,889	1,501,806	3,385,538	4,393,173

Loss from operations	(1,258,390)	(1,485,312)	(3,260,539)	(4,357,734)

Interest income	1,211	33,224	13,983	200,242

Net loss	$(1,257,179)	$(1,452,088)	$(3,246,556)	$(4,157,492)

Per share data:
Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.14)	$(0.18)

Weighted average common shares
outstanding - basic and diluted	23,709,971	23,274,712	23,589,689	23,148,520

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	July 31, 2009	July 31, 2008

Cash flows from operating activities:
Net loss	$(3,246,556)	$(4,157,492)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	-	147,000
401(k) match through issuance of common stock	139,178	264,821
Depreciation and amortization	170,331	168,843
Amortization of deferred leasing costs	19,726	177,525
Changes in operating assets and liabilities:
Accounts receivable	-	(482,000)
Prepaid expenses and other current assets	(14,253)	(77,894)
Inventories	(369,687)	(4,021,283)
Other assets	-	29,358
Accounts payable and accrued expenses	(169,222)	410,818
Customer deposits and deferred revenue	125,000	2,660,499
Net cash used in operating activities	(3,345,482)	(4,879,805)

Cash flows used in investing activities:
Purchase of equipment	79,641	(158,845)

Net decrease in cash and cash equivalents	(3,425,123)	(5,038,650)

Cash and cash equivalents, beginning	4,658,169	11,612,863

Cash and cash equivalents, ending	$1,233,046	$6,574,213

See notes to these condensed consolidated financial statements.

STARTECH ENVIRONMENTAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation, Going Concern and Tender Offer.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Startech Environmental Corporation (the “Company” or “Startech”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as filed with the SEC on February 13, 2009. Operating results for the three and nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2009, or any other interim period.

Going Concern and Tender Offer

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

The Company incurred a net loss of $3,246,556 during the nine months ended July 31, 2009.  For the nine months ended July 31, 2009, net cash used by operating activities was $3,345,482.  As of July 31, 2009, the Company had cash and cash equivalents of $1,233,046 and had negative working capital of $5,780,804. The Company has historically obtained funds to operate its business through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of its products and the receipt of payments in connection with entering into distributorship agreements and has been dependent upon such funds to operate its business. During the nine months ended July 31, 2009, the Company did not receive any cash proceeds from the issuance and sale of its equity or debt instruments. During the nine months ended July 31, 2009, the Company received a payment of $250,000 in connection with entering into a Distribution Agreement with Ekobase, Slovenia, or Ekobase.

The Company's ability to continue to operate as a going concern depends on its ability to generate sufficient revenue from the sale of its products, payments in connection with entering into distributorship agreements and/or the receipt of additional capital from one or more financing sources. For some time, the Company has been investigating the possibility of a controlling or non-controlling third-party equity investment in the Company.  The Company has been in discussions with several potential investors, although the Company has not as of yet been successful in consummating an investment transaction.

FLH Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of Friendly LRL Holdings, LLC, a Delaware limited liability company, and an indirect subsidiary of LRL Investments Ltd., a company organized under the laws of the Cayman Islands, or collectively the Offerors, commenced a tender offer to purchase all of the outstanding shares of the Company’s common stock at a price of $0.65 per share in cash upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal filed by the Offerors with the SEC on July 6, 2009 as an exhibit to a Tender Offer Statement on Schedule TO.

Note 1 – Basis of Presentation, Going Concern and Tender Offer, continued:

The Company’s board, by unanimous vote, determined that the offer was inadequate and not in the best interests of the Company or its stockholders at that time. Accordingly, the board recommended that the stockholders reject the offer and not tender their shares pursuant to the offer at that time.  On July 17, 2009, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC setting forth the board’s recommendation and the reasons underlying the recommendation.

On July 20, 2009, the Offerors amended their offer to eliminate certain conditions and also announced that they had made arrangements to transfer funds for purposes of the offer to a United States depositary.  Thereafter, the Company’s board reiterated its recommendation that stockholders not tender their shares in the offer at that time.

On July 24, 2009, the Company’s board unanimously adopted a Stockholder Rights Plan, extending through August 24, 2009.  Under the Plan, the rights will be exercisable if a person or group acquires 15 percent or more of the Company’s common stock.  Each right will then entitle all stockholders, other than the acquiring person or group, to purchase a number of shares of common stock having a market value equal to twice the exercise price of $1.30 (which is $2.60). The board could also determine to exchange each right held by all persons other than the acquiring person or group for three shares of common stock.  If the rights are triggered during the term of the Plan, the rights would remain exercisable for an additional five years, until August 24, 2014.

Management has indicated that the Company is continuing discussions with a number of parties regarding a potential investment in the Company.  However, the Company does not know at this time whether the offer, or any other transaction between the Company and any third party, including an equity investment, will be consummated and, if consummated, when it might occur.  On July 30, 2009, the Offerors extended the expiration date of their tender offer until August 31, 2009.

On August 24, 2009, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Rights Agreement (the “Rights Agreement”) between the Company and Corporate Stock Transfer, Inc., as Rights Agent (the “Rights Agent”), dated as of July 24, 2009.  Amendment No. 1 extends the “Expiration Date,” as defined in the Rights Agreement, from August 24, 2009 to September 23, 2009, provided that if the rights shall become exercisable at or before the close of business on September 23, 2009, the “Expiration Date” shall mean September 23, 2014.

On August 26, 2009, the Offerors amended their offer to extend the expiration of their tender offer to September 30, 2009. In addition, the Offerors added a condition to their offer that a definitive merger agreement, in form and substance satisfactory to the Offerors in their reasonable discretion, shall have been executed by us and the Offerors with respect to a merger of the parties.

On September 11, 2009, the Offerors terminated their offer.

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

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to holders of shares of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue shares of common stock were exercised or converted into shares of common stock.  Potentially dilutive securities realizable from the exercise of options and warrants aggregating 6,094,466 and 9,919,286 at July 31, 2009 and 2008, respectively, are excluded from the computation of diluted loss per share as their inclusion would be anti-dilutive

Recent Accounting Pronouncements

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

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be  effective  January 1, 2010. The adoption of this pronouncement is not expected to have a material impact (any impact) on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended July 31, 2009.  Subsequent events were evaluated through September 17, 2009, the date on which the financial statements were issued. This Statement did not impact the Company’s consolidated financial position and results of operations.

Note 3 — Note Receivable.

On October 25, 2006, the Company received a promissory note from an entity in the principal amount of $385,000 in conjunction with a sales agreement. As part of the agreement, the Company was scheduled to receive payment on or before September 15, 2007, but the payment was never received.  The customer has since requested multiple extensions, each of which has been granted by the Company, the latest of which called for monthly installment payments of $50,000 beginning November 1, 2008, and concluding with a final payment of $135,000 on April 30, 2009.  No payments have yet been received under the latest payment terms. There can be no assurance that the Company will receive all or any portion of this payment or any subsequent payments. On January 31, 2009, the Company notified the customer that the customer was in violation of the note receivable agreement and wrote off the note with a corresponding reduction of customer deposits and deferred revenue in the condensed consolidated balance sheets.

Note 4 – Inventories.

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.  Inventories consist of the following:

	July 31, 2009	October 31, 2008
Raw materials	$83,225	$112,841
Work-in-process	4,982,746	4,583,443

	$5,065,971	$4,696,284

Note 5 — Stockholders’ Equity.

Common Stock

The Company sponsors an employee savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. This plan is for all full-time employees who have completed 30 days of service. Contributions by the Company are made in the form of shares of common stock at the prevailing current market price and vest equally over an employee’s initial three-year service period. The Company matches the first ten percent of an employee’s contributions on a dollar-for-dollar basis, up to the maximum contribution allowed under the Internal Revenue Code. Contributions for the three months ended July 31, 2009 and 2008 were $24,215, and $26,268, respectively. These contributions were, or will be, made through the issuance of 50,077 and 36,615 shares of common stock, respectively. Contributions for the nine months ended July 31, 2009 and 2008 were $73,178, and $84,821, respectively. These contributions were, or will be, made through the issuance of 201,263 and 74,386 shares of common stock, respectively.

On January 20, 2009 the Company issued 200,000 shares of its common stock valued at $66,000 to its 401(k) fund as a non-discretionary contribution to the plan participants.

Stock Options

For the three months ended July 31, 2009 and 2008, the Company incurred aggregate stock-based compensation expense of $0 and $30,600, respectively. For the nine months ended July 31, 2009 and 2008, the Company incurred aggregate stock-based compensation expense of $0 and $147,000, respectively. As of July 31, 2009, the total unrecognized compensation costs on non-vested options were $0.

A summary of option activity for the nine months ended July 31, 2009 are as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 1, 2008	1,776,000	$ 4.69
Granted	—	—
Exercised	—	—
Forfeited	(139,500)	2.43
Expired	—	—
Outstanding at July 31, 2009	1,636,500	$ 5.09	$-
Exercisable at July 31, 2009	1,636,500	$ 5.09	$-

Note 6 – Commitments and Contingencies.

Sales Agreements

On May 10, 2007, the Company entered into a purchase agreement with Enviro-Safe Industrial Services Corporation (“Enviro-Safe”) whereby the Company sold to Enviro-Safe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000.  On May 23, 2007, the Company received a down payment in the amount of $1,927,500, or 10% of the purchase price.  The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter Systems.  The Company received aggregate payments under this sales agreement of $9,155,500 through July 31, 2009. As of July 31, 2009, payments aggregating $3,373,250 were past due.

Enviro-Safe claims that it has various grievances against the Company.  In recent communications to the Company, Enviro-Safe alleged that the Company has failed to comply with its obligations under the agreement and that Enviro-Safe has suffered damages as a result of its arrangements with the Company.  The letter also questioned the Company’s ability to perform under the agreement and stated that if the Company fails to grant Enviro-Safe a security interest in certain of the Company’s assets and disclose to Enviro-Safe certain information relating to the Company’s performance under the agreement and the Company’s use of proceeds received under the agreement, Enviro-Safe will take available action to protect its interests.  In response, the Company has communicated to Enviro-Safe that it is the Company’s position that the Company is not in breach of the agreement but that Enviro-Safe has breached the agreement by withholding payments due to the Company.  The Company also stated that the Company reserves all of its rights under the agreement but that the Company is prepared to continue discussions with Enviro-Safe to resolve their disagreements.  There can be no assurance that the Company will be successful in resolving its disputes, or that the Company can recover past due amounts or that any other amounts payable under the agreement with Enviro-Safe will be paid, or that the Company will deliver the Plasma Converter Systems covered by this agreement.

On August 10, 2007, through the Company’s exclusive distributor for the United Kingdom, Waste 2 GreenEnergy, Ltd., or W2GE, the Company entered into a purchase agreement with a customer for the purchase of a Plasma Converter System for an aggregate sales price of $5,400,000.  On March 5, 2008, the Company entered into a revised purchase agreement in which W2GE replaced the customer in the transaction, as well as to agree upon a revised payment schedule to extend a $540,000 payment originally due on May 15, 2008.  However, to date, the Company has not received this $540,000 payment nor has the Company agreed upon a revised payment schedule with respect to the $540,000 payment.  Through July 31, 2009, the Company received a total of $1,350,000 in payments relating to this purchase agreement. The balance of the purchase price is scheduled to be paid in installments; however, there can be no assurance that these payments or other payments contemplated by this agreement will be received.  In addition, the Company has been in discussions with W2GE with respect to revising the agreement to change the delivery schedule and other terms.  However, the terms of a revised agreement have not been finalized and no assurance can be given that they ever will be finalized or that the Company will deliver the Plasma Converter Systems covered by this agreement.

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

Distributorship Agreement

On January 23, 2009, the Company entered into an agreement with Ekobase to serve as its exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and the Republic of Austria.  In connection with this agreement, the Company received a payment of $250,000 for the distributorship rights.  The distributorship agreement requires Ekobase to purchase a number of Plasma Converter Systems during the following years as a minimum requirement to maintain possession of the distributorship rights.  There can be no assurance that Ekobase will purchase any Plasma Converter Systems, or that the Company will deliver any Plasma Converter Systems contemplated by this agreement.  In accordance with its revenue recognition policies, the Company is amortizing revenue from the distribution rights over the one year estimated economic life of the agreement.

Operating Leases

The Company leases office space, equipment, and computers under non-cancelable operating leases that expire on various dates through June 2012.

The Company's corporate headquarters are located at 88 Danbury Road, Wilton, Connecticut 06897-2525 where the Company leases 5,612 square feet of office space. The lease provides for monthly base rent payments of $11,224 through December 2011, when the lease expires, subject to the Company’s option to extend it for another three years on substantially the same terms.  On December 4, 2006, in connection with the execution of the lease agreement, the Company issued a warrant to the landlord to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, valued at approximately $473,000 using the Black-Scholes model.  These deferred leasing costs are being amortized over the life of the lease. This warrant is scheduled to expire on December 4, 2011. During the nine months ended July 31, 2009 and 2008, the Company recognized $19,726 and $138,076 respectively, as amortization of deferred leasing costs.

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

The following table shows the Company's future lease commitments under its operating leases:

For the fiscal years ended October 31,	Annual Rent
2009	$58,107
2010	233,788
2011	237,864
2012	93,040
Total	622,799

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

Note 7 – Subsequent Event.

Common Stock Issuances

Subsequent to July 31, 2009 the Company issued 20,447 shares of its common stock valued at $10,428 to its 401(k) plan as a matching contribution.

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

We believe specific events will drive demand for our Plasma Converter System. They include:

•	Increases in waste, and in particular hazardous waste, due to rising consumer/industrial consumption and population growth in most nations;

•	Current waste disposal and remediation techniques such as landfills and incineration becoming less acceptable from a regulatory, social and environmental perspective;

•	A need for critical resources, such as power and water, to sustain local economies; and

•	The emphasis being placed upon the production of distributed power and the need to provide alternatives to fossil fuels.

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

Sales Agreements

On May 10, 2007, we entered into a purchase agreement with Enviro-Safe Industrial Services Corporation (“Enviro-Safe”) whereby we sold to Enviro-Safe two 10 ton-per-day (rated capacity), or TPD, and one 5 TPD (rated capacity) Plasma Converter Systems to process various solid, liquid and gaseous feeds, including hazardous waste for a total purchase price of $19,275,000.  On May 23, 2007, we received a down payment in the amount of $1,927,500, or 10% of the purchase price.  The remainder of the purchase price was scheduled to be paid in installments, the last of which is scheduled to be paid upon the issuance of a certificate of completion following installation of the Plasma Converter Systems.  We received aggregate payments under this sales agreement of $9,155,500 through July 31, 2009. As of July 31, 2009, payments aggregating $3,373,250 were past due.

Enviro-Safe claims that it has various grievances against us.  In recent communications to us, Enviro-Safe alleged that we have failed to comply with our obligations under the agreement and that Enviro-Safe has suffered damages as a result of its arrangements with us.  The letter also questioned our ability to perform under the agreement and stated that if we fail to grant Enviro-Safe a security interest in certain of our assets and disclose to Enviro-Safe certain information relating to our performance under the agreement and our use of proceeds received under the agreement, Enviro-Safe will take available action to protect its interests.  In response, we have communicated to Enviro-Safe that it is our position that we are not in breach of the agreement but that Enviro-Safe has breached the agreement by withholding payments due to us.  We also stated that we reserve all of our rights under the agreement but that we are prepared to continue discussions with Enviro-Safe to resolve our disagreements.  There can be no assurance that we will be successful in resolving our disputes, or that we can recover past due amounts or that any other amounts payable under the agreement with Enviro-Safe will be paid, or that the Company will deliver the Plasma Converter Systems covered by this agreement.

On August 10, 2007, through our exclusive distributor for the United Kingdom, Waste 2 GreenEnergy, Ltd., or W2GE, we entered into a purchase agreement with a customer for the purchase of a Plasma Converter System for an aggregate sales price of $5,400,000.  On March 5, 2008, we entered into a revised purchase agreement in which W2GE replaced the customer in the transaction, as well as to agree upon a revised payment schedule to extend a $540,000 payment originally due on May 15, 2008.  However, to date, we have not received this $540,000 payment nor have we agreed upon a revised payment schedule with respect to the $540,000 payment.  Through July 31, 2009, we received a total of $1,350,000 in payments relating to this purchase agreement. The balance of the purchase price is scheduled to be paid in installments; however, there can be no assurance that these payments or other payments contemplated by this agreement will be received.  In addition, we have been in discussions with W2GE with respect to revising the agreement to change the delivery schedule and other terms.  However, the terms of a revised agreement have not been finalized and no assurance can be given that they ever will be finalized or that we will deliver the Plasma Converter Systems covered by this agreement.

For both agreements referred to above, the down payment and installment payments received and accrued have been included as part of customer deposits and deferred revenue in the consolidated balance sheet. Final installments are required to be made upon the issuance of a certificate of completion if and when the installation of the PCSs has been completed. All amounts, other than the down payment, not paid by the customer within 30 days after such amounts become due and payable to us, shall bear interest as stated, not to exceed the maximum rate of interest allowed by applicable law.

Distributorship Agreement

On January 23, 2009, we entered into an agreement with Ekobase to serve as our exclusive distributor for the Republic of Slovenia, the Republic of Croatia, the Federation of Bosnia-Herzegovina, the Republic of Serbia, the Republic of Macedonia, the Republic of Montenegro and the Republic of Austria.  In connection with this agreement, we received a payment of $250,000 for the distributorship rights.  The distributorship agreement requires Ekobase to purchase a number of Plasma Converter Systems during the following years as a minimum requirement to maintain possession of the distributorship rights.  There can be no assurance that Ekobase will purchase any Plasma Converter Systems, or that we will deliver any Plasma Converter Systems contemplated by this agreement.  In accordance with our revenue recognition policies, we are amortizing revenue from the distribution rights over the one year estimated economic life of the agreement.

Tender Offer and Rights Agreement

For some time, we have been investigating the possibility of a controlling or non-controlling third-party equity investment in our company.  We have been in discussions with several potential investors, although we have not as of yet been successful in consummating an investment transaction.

FLH Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of Friendly LRL Holdings, LLC, a Delaware limited liability company, and an indirect subsidiary of LRL Investments Ltd., a company organized under the laws of the Cayman Islands, or collectively the Offerors, commenced a tender offer to purchase all of the outstanding shares of our common stock at a price of $0.65 per share in cash upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal filed by the Offerors with the SEC on July 6, 2009 as an exhibit to a Tender Offer Statement on Schedule TO.

After careful consideration, including a thorough review of the offer with management and the board’s financial and legal advisors, our board, by unanimous vote, determined that the offer was inadequate and not in the best interests of our company or our stockholders at that time. Accordingly, our board recommended that our stockholders reject the offer and not tender their shares pursuant to the offer at that time.  On July 17, 2009, we filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC setting forth our board’s recommendation and the reasons underlying the recommendation.

On July 20, 2009, the Offerors amended their offer to eliminate certain conditions and also announced that they had made arrangements to transfer funds for purposes of the offer to a United States depositary.  Thereafter, our board reiterated its recommendation that stockholders not tender their shares in the offer at that time.

On July 24, 2009, our board unanimously adopted a short-term Stockholder Rights Plan, or the Plan, extending through August 24, 2009.  Under the Plan, the rights will be exercisable if a person or group acquires 15 percent or more of our common stock.  Each right will then entitle all stockholders, other than the acquiring person or group, to purchase a number of shares of common stock having a market value equal to twice the exercise price of $1.30 (which is $2.60). Our board could also determine to exchange each right held by all persons other than the acquiring person or group for three shares of common stock.  If the rights are triggered during the term of the Plan, the rights would remain exercisable for an additional five years, until August 24, 2014.  The terms of the Plan are set forth in a Rights Agreement between us and Corporate Stock Transfer, Inc., as Rights Agent, dated as of July 24, 2009.

The Plan was adopted to assure that our board will have adequate time to pursue the alternatives that it believes would provide the maximum value to stockholders.  The Plan will allow us to continue discussions with a number of parties regarding an investment without the deadline imposed by the Offerors and their offer.  The board could also determine that it would be in the best interest of stockholders to enter into discussions with the Offerors, and the Plan would give the board the opportunity to do so effectively, without the coercive pressure of the offer.  Following the announcement of our adoption of the Plan, the Offerors extended the expiration date of their tender offer until August 31, 2009.  On August 24, 2009, we extended the term of the Plan to September 23, 2009; however, if the rights are triggered during the term of the Plan, the rights would remain exercisable for an additional five years, until September 23, 2014.

On August 24, 2009, we entered into Amendment No. 1 (“Amendment No. 1”) to the Rights Agreement (the “Rights Agreement”) between us and Corporate Stock Transfer, Inc., as Rights Agent (the “Rights Agent”), dated as of July 24, 2009.  Amendment No. 1 extends the “Expiration Date,” as defined in the Rights Agreement, from August 24, 2009 to September 23, 2009, provided that if the rights shall become exercisable at or before the close of business on September 23, 2009, the “Expiration Date” shall mean September 23, 2014.

On August 26, 2009, the Offerors amended their offer to extend the expiration of their tender offer to September 30, 2009. In addition, the Offerors added a condition to their offer that a definitive merger agreement, in form and substance satisfactory to the Offerors in their reasonable discretion, shall have been executed by us and the Offerors with respt to a merger of the parties.

On September 11, 2009, the Offerors terminated their offer.

We do not know at this time whether any transaction between us and any third party, including an equity investment, will be consummated and, if consummated, when it might occur.

Results of Operations

Comparison of three months ended July 31, 2009 and 2008

Operations

Revenues. Total revenues were $62,499 for the three months ended July 31, 2009, compared to $16,494 for the same fiscal period in 2008. During the three months ended July 31, 2008, the Company recognized revenue of $16,494, related to distributorship agreements that have now been fully amortized. Unamortized distributorship agreements were $125,000 at July 31, 2009, compared to $0 at October 31, 2008.   The Company has begun amortizing its new distributorship agreement effective February 1, 2009.  Revenues for the three months ended July 31, 2009 were up 279.0%

Gross Profit. Gross profit was $62,499 for the three months ended July 31, 2009, compared to $16,494 in the same period in fiscal 2008, an increase of $46,005 or 279%. Gross profit increased due to the Company recognizing revenue from the amortization of the distributorship agreement with no associated costs during the three months ended July 31, 2009.

Selling Expenses. Selling expenses for the three months ended July 31, 2009 were $140,402, compared to $164,008 for the same period in the prior year, a decrease of $23,606, or 14.3%, primarily due to lower consulting expenses.

Research and Development Expenses. Research and development expenses for the three months ended July 31, 2009 were $50,281, compared to $48,284 for the same period in the prior year, an increase of $1,997 or 4.1%, primarily due to an increase in salary expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2009 were $1,074,234, compared to $1,232,730 for the same period in 2008, a decrease of $158,496, or 13%.  This was primarily due to a decrease in professional fees and other expenses, including accounting and board of directors, rent expense, and 401k match of $417,067, from $553,914 to $136,847.  In addition, outside services,  legal and utilities increased by $325,734 from $200,521 to $526,255 during the three months ended July 31, 2009, and the Company made contributions to its 401(k) plan in the amount of $24,215, compared to an aggregate contribution of $26,268 for the same period in the prior year. Stock compensation for the three months ended July 31, 2009 was $0, compared to $30,600 for the three months ended July 31, 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended July 31, 2009 were $55,972, compared to $56,784 for the same period in the prior year, a decrease of $812, or 1.4%, primarily due to lower depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income

Interest Income. Interest income for the three months ended July 31, 2009 was $1,211, compared to $33,224 in the same fiscal period in 2008, a decrease of 96.3%, due to lower average cash balances and lower interest rates on our money market investments.

Comparison of nine months ended July 31, 2009 and 2008

Operations

Revenues. Total revenues were $124,999 for the nine months ended July 31, 2009, compared to $151,961 for the same fiscal period in 2008. During the nine months ended July 31, 2008, the Company recognized revenue of $27,479, related to distributorship agreements that have now been fully amortized. Unamortized distributorship agreements were $125,000 at July 31, 2009, compared to $0 at October 31, 2008.   The Company has begun amortizing its new distributorship agreement effective February 1, 2009.  Revenues for the nine months ended July 31, 2009 were down 17.7%.

Gross Profit. Gross profit was $124,999 for the nine months ended July 31, 2009, compared to $35,439 in the same period in fiscal 2008, an increase of $89,560 or 252%. Gross profit increased due to the Company recognizing revenue from the amortization of distributorship agreements with no associated costs during the nine months ended July 31, 2009.

Selling Expenses. Selling expenses for the nine months ended July 31, 2009 were $470,403, compared to $537,815 for the same period in the prior year, a decrease of $67,412 , or 12.5%, primarily due to lower marketing and consultant expenses.

Research and Development Expenses. Research and development expenses for the nine months ended July 31, 2009 were $142,939, compared to $147,019 for the same period in the prior year, a decrease of $4,080 or 2.8%, primarily due to a decrease in salary expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2009 were $2,601,865, compared to $3,539,496 for the same period in 2008, a decrease of $937,631, or 26.5%.  This was primarily due to a decrease in professional fees including stockholder relations consultants, stock-based compensation, accounting, salary expense and rent expense of $970,690, from $2,486,803 to $1,516,113.  In addition, health insurance, outside services, utilities increased by $26,098 from $396,192 to $422,290 during the nine months ended July 31, 2009. In addition, the Company made contributions to its 401(k) plan in the amount of $139,178, compared to an aggregate contribution of $84,821 for the same period in the prior year. Stock based compensation for the nine months ended July 31, 2009 was $0, compared to $147,000 for the nine months ended July 31, 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended July 31, 2009 were $170,331, compared to $168,843 for the same period in the prior year, an increase of $1,488 or 0.9%, primarily due to higher depreciation expenses on the equipment at our facility in Bristol, Connecticut.

Other Income

Interest Income. Interest income for the nine months ended July 31, 2009 was $13,983, compared to $200,242 in the same fiscal period in 2008, a decrease of 93.0%, due to lower average cash balances and lower interest rates on our money market investments.

Liquidity and Capital Resources

For the nine months ended July 31, 2009, net cash used in operating activities was $3,345,482, primarily due to a net loss of $3,246,556.  During the nine months ended July 31, 2009 the Company received $250,000 from a distributorship agreement.  As of July 31, 2009, we had cash and cash equivalents of $1,233,046 and a working capital deficiency of $5,780,804.

Investing activities resulted in $79,641 of cash outflows during the nine months ended July 31, 2009 due to the purchase of equipment.

For some time, we have been investigating the possibility of a controlling or non-controlling third-party equity investment in our company.  We have been in discussions with several potential investors, although we have not as of yet been successful in consummating an investment transaction. We do not know at this time whether any such transaction will be consummated and, if consummated, when it might occur.

Going Concern

We currently have no significant revenue, have suffered significant recurring operating losses and need to raise additional capital in order to be able to accomplish our business plan objectives. These conditions raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $3,246,556 during the nine months ended July 31, 2009.  For the nine months ended July 31, 2009, net cash used by operating activities was $3,345,482.  As of July 31, 2009, we had cash and cash equivalents of $1,233,046 and had negative working capital of $5,780,804. We have historically obtained funds to operate our business through the sale of equity and debt instruments, through the receipt of installment payments in respect of sales of our products and through the receipt of payments in connection with entering into distributorship agreements.  During the nine months ended July 31, 2009, we did not receive any proceeds from the issuance of equity or debt instruments.  During the nine months ended July 31, 2009, we received a payment of $250,000 in connection with a Distribution Agreement. We have been, and continue to be, dependent upon the deposits and installment payments from the execution of distributorship agreements, sales of our products and sales of our securities.

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

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be  effective  January 1, 2010. The adoption of this pronouncement is not expected to have a material impact (any impact) on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended July 31, 2009.  Subsequent events were evaluated through September 17, 2009, the date on which the financial statements were issued. This Statement did not impact the Company’s consolidated financial position and results of operations.

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

Given this reportable condition and material weakness, management devoted additional resources, including the engagement of an outside consultant, to address disclosure issues during the period ended July 31, 2009. As a result, we are confident that our financial statements for the period ended July 31, 2009 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the above reportable condition and material weakness affected our financial results for the period ended July 31, 2009 or any prior period.

Changes in Internal Control Over Financial Reporting

During the three months ended July 31, 2009, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 1A. Risk Factors.

Except as provided below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended October 31, 2008, filed with the SEC on February 13, 2009.

We may not be able to generate sufficient funds to sustain our operations through the next twelve months. Accordingly, the report from our independent registered public accounting firm included in the accompanying financial statements contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the report of our independent registered public accounting firm on our accompanying financial statements includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern as described in our financial statements included herein.  The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  Our company has no significant revenue, has suffered significant recurring operating losses and needs to generate revenue and/or raise additional capital in order to be able to accomplish our business plan objectives. These conditions raise substantial doubt about our ability to continue as a going concern.  Our accompanying financial statements do not include adjustments that might account for the outcome of this uncertainty.

Management believes that currently available funds may not be sufficient to sustain our operations at current levels through the next twelve months.  For some time, we have been investigating the possibility of a controlling or non-controlling third-party equity investment in our company.  We have been in discussions with several potential investors, although we have not as of yet been successful in consummating an investment transaction. We do not know at this time whether any such transaction will be consummated and, if consummated, when it might occur.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tender Offer and Rights Agreement” on page 12.

We incurred a net loss of $3,246,556 during the nine months ended July 31, 2009.  For the nine months ended July 31, 2009, net cash used by operating activities was $3,345,482.  As of July 31, 2009, we had cash and cash equivalents of $1,233,046, and had negative working capital of $5,780,804.  We have historically obtained funds through the sale of equity and debt instruments, through the receipt of deposits and installment payments in respect of sales contracts for our products and through the receipt of payments in connection with entering into distributorship agreements and we have been dependent on such funds to operate our business.  During the nine months ended July 31, 2009, we did not receive any cash proceeds from the issuance and sale of our equity or debt instruments.  During the nine months ended July 31, 2009, we received a payment of $250,000 in connection with entering into a Distribution Agreement with Ekobase, Slovenia, or Ekobase.

In addition, Enviro-Safe Industrial Services Corporation, or Enviro-Safe, one of the counter parties to these contracts, has alleged that we have failed to comply with our obligations under our contract with them and that they suffered damages as a result of their arrangements with us. Enviro-Safe has further questioned our ability to perform under our agreement with them and has stated that if we fail to grant Enviro-Safe a security interest in certain of our assets and disclose to Enviro-Safe certain information relating to our performance under the agreement and our use of proceeds received under the agreement, Enviro-Safe will take all available actions to protect its interests. For a more detailed discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sales Agreements” on page 12.

Subsequent to October 31, 2008, we have not received any additional payments in connection with these sales agreements, although we did receive a payment of $250,000 on January 23, 2009 in connection with entering into a distributorship agreement.  We have been and continue to be dependent upon the deposits and installment payments under our sales contracts, payments in connection with distributorship agreements and sales of our securities for working capital.  There can be no assurances that we will receive any additional deposits or payments in connection with any of the foregoing or otherwise.

Our ability to continue to operate as a going concern depends, for the most part, on our ability to generate sufficient revenue from the sale of our products and/or the receipt of additional capital from one or more financing sources.  Due to the fact that we have been unsuccessful in consummating additional sales of our products or otherwise raising additional capital, we have had to rely on a portion of the funds we received as customer deposits in connection with the two sales agreements for our products to cover operating expenses.   Management is continuing its efforts to sell our products and to secure additional funds through the receipt of additional capital.  Based on our current share price, if we raise capital by issuing additional shares of capital stock or securities convertible into shares of capital stock, our shareholders will experience substantial dilution.  However, there can be no assurance that we will be able to sell our products or that we will be able to raise additional capital on terms acceptable to us or at all.  If we are unable to sell our products or raise additional capital, we will be forced to utilize the remaining balance of our customer deposits to remain a viable entity and accordingly, we might need to significantly restrict or discontinue our operations.  There can be no assurances that we will be able to continue as a viable entity.

There is no assurance that unforeseen circumstances will not have a material effect on our business that could require us to conserve liquidity in order to sustain operations or take other measures.

We have historically raised funds through the sale of equity and debt instruments, through the receipt of deposits and installment payments in respect of sales of our products and through the receipt of payments in connection with entering into distributorship agreements.  During the fiscal year ended October 31, 2008, we did not raise any capital.  In addition, through October 31, 2008, we received payments of $2,655,012 in conjunction with two sales agreements.  However, each of the counter-parties to these contracts has failed to timely make certain payments to us and there can be no assurances that we will receive any additional payments under these contracts.

Enviro-Safe, one of the counter parties to these contracts, has alleged that we have failed to comply with our obligations under our contract with them and that they suffered damages as a result of their arrangements with us. Enviro-Safe has further questioned our ability to perform under our agreement with them and has stated that if we fail to grant Enviro-Safe a security interest in certain of our assets and disclose to Enviro-Safe certain information relating to our performance under the agreement and our use of proceeds received under the agreement, Enviro-Safe will take all available actions to protect its interests. For a more detailed discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sales Agreements” on page 12.

Subsequent to October 31, 2008, we have not received any additional payments in connection with these sales agreements, nor have we raised any capital; however, we did receive a payment of $250,000 on January 23, 2009 in connection with entering into a distributorship agreement.

There is no assurance that unforeseen circumstances will not have a material effect on our business that could require us to conserve liquidity in order to sustain operations or take other measures including, but not limited to, raising additional capital or significantly restricting or discontinuing operations.  There can be no assurance that we will be to raise additional capital on favorable terms, or at all, in the future.

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

We had revenues of $124,999 for the nine months ended July 31, 2009, and our net loss for the nine months ended July 31, 2009 was $3,246,556.  We do not expect to generate any material revenues until after we successfully complete the sale and installation of our Plasma Converter Systems.  We expect losses to increase as a result of “business as usual” expenses in the near future as we continue to attempt to expand our marketing efforts and demonstrate our technology to potential customers.  We will continue to incur losses until we have been able to sell and ship enough Plasma Converter Systems to offset our expenses. If we are unable to sell our Plasma Converter Systems and thereby increase revenues and we continue to operate at a loss, our results of operations and liquidity will be materially and adversely affected, and the market price of our common stock will likely decline.  We cannot guarantee that we will ever be profitable.

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

Our future success depends in part on our ability to consummate and achieve milestones, and we may be unable to do so and our customers have not fulfilled their obligations to make payments to us.

To date, we have only delivered and installed two Plasma Converter Systems and we have only entered into two agreements for the commercial sale of a five ton-per-day, or TPD, and three (3) ten TPD Plasma Converter Systems, which have not been installed or delivered to the customers.  On the sales we have made to date, we have received payments in installments, with an initial down payment and the balance due upon the achievement of certain milestones, for example, upon shipment of the Plasma Converter System, which milestones will be set forth in a contract with our customer, which may be different for each customer.  There can be no assurances that we will be able to achieve milestones, including those with our existing customers, or that our customers will make installment payments upon achieving these milestones.  In fact, the customers under our two outstanding contracts have failed to timely make payments to us under these contracts with respect to their payment obligations.

As of July 31, 2009, scheduled installment payments due under our two customer contracts aggregating approximately $3,373,250 were past due.  We are evaluating our options as to our remedies with respect to these late payments; however, there can be no assurances that we will receive all or any portion of these late payments or other payments contemplated by these contracts, that we will be able to retain the payments previously made under the contracts or that we will deliver the Plasma Converter Systems covered by these contracts.

Enviro-Safe, one of the counter parties to these contracts, has alleged that we have failed to comply with our obligations under our contract with them and that they suffered damages as a result of their arrangements with us. Enviro-Safe has further questioned our ability to perform under our agreement with them and has stated that if we fail to grant Enviro-Safe a security interest in certain of our assets and disclose to Enviro-Safe certain information relating to our performance under the agreement and our use of proceeds received under the agreement, Enviro-Safe will take all available actions to protect its interests. For a more detailed discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sales Agreements” on page 12.

In addition, in connection with a distributorship agreement we entered into during September 2005 with Global China, Global China provided us with $300,000 as well as a note in the principal amount of $385,000 as a deposit on the purchase of a Plasma Converter System; however, no contract has been executed to purchase or construct this Plasma Converter System.  Global China has been in default under the $385,000 note provided to us and in connection therewith, on April 14, 2008, Global China requested to make, and we agreed to accept, monthly installment payments of $50,000 on this note beginning on May 25, 2008 and concluding with a final $135,000 payment on April 30, 2009. We never received the initial $50,000 payment owed to us or any other amount under this note.  On January 31, 2009, we notified Global China that they were in default under this note and we wrote off the note with a corresponding reduction of customer deposits and deferred revenue.  We do not currently expect to receive any payments thereunder.

Unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time, we are subject to various legal proceedings and claims arising out of the ordinary conduct of our business and additional claims may arise in the future. Results of legal proceedings and claims cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management’s attention, and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should one or several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive or other relief against us that would materially and adversely affect our business and might materially and adversely affect our financial condition and operating results.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sales Agreements” on page 12.

We are dependent on key personnel and our business would be disrupted if we are unable to retain and expand our management team.  Certain of our outside directors have resigned or announced that they will not stand for reelection.

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

Joseph F. Longo, our Chairman, Chief Executive Officer and President, has an employment agreement with us.  However, any officer or employee may terminate his or her relationship with us at any time.  Our employment agreement with Mr. Longo and our employment arrangements with other executive officers and significant employees impose customary confidentiality and non-compete obligations, and our employment arrangements with executive officers, other than Mr. Longo, provide for the assignment to us of all rights to any technology developed by such person during the time of his or her employment.    We are still in the process of implementing the management succession plan we announced in April 2008 with respect to Mr. Longo, who is 77. However, there can be no assurance that this succession plan will be implemented and, if implemented, will be sufficient to replace Mr. Longo when and if his services to us are no longer available.

Peter J. Scanlon, our Chief Financial Officer, entered into an agreement with us on November 14, 2008 whereby Mr. Scanlon agreed to continue to serve as our Chief Financial Officer.  Mr. Scanlon had previously planned to retire, and announced his retirement to us, effective October 31, 2008.  However, we have subsequently agreed to continue to retain Mr. Scanlon and Mr. Scanlon has agreed to defer his retirement.  In connection therewith, we have paid Mr. Scanlon $144,354 on May 1, 2009 in a single lump sum payment and will continue to provide certain benefits to Mr. Scanlon and his spouse throughout the duration of his employment and following the termination of his employment, in addition to severance payments upon his termination of employment.  Mr. Scanlon will continue to receive his base salary and other benefits as currently in place.

Furthermore, effective October 17, 2008, L. Scott Barnard resigned from our board of directors, and on December 11, 2008 and December 17, 2008, respectively, each of Joseph Equale and John Fitzpatrick notified us that he will not stand for reelection to our board of directors at our next annual meeting of shareholders.

Certain current shareholders own a large portion of our voting stock which could influence decisions that may adversely affect other investors.

As of September 1, 2009, our officers and directors (six persons) beneficially own or control approximately 8.3% of our outstanding common stock.  Joseph F. Longo, our Chief Executive Officer and President and Chairman of our board of directors, owns approximately 6.6% of our outstanding common stock.  Arthur J. Steinberg, not individually, but solely in his capacity as the Receiver of Northshore Asset Management, LLC and related entities, and Connecticut Banking Commissioner Howard F. Pitkin (successor to John P. Burke), not individually, but solely in his capacity as Receiver of Circle Trust Company, may be deemed to beneficially own approximately 16.0% and 4.2%, respectively, of our outstanding common stock.  FB U.S. Investments, L.L.C. beneficially owns approximately 8.4% of our outstanding common stock.  These shareholders may be able to influence matters requiring shareholder approval and thereby, our management and business.

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

As of September 1, 2009, we had outstanding warrants exercisable for an aggregate of 4,457,966, shares of our common stock at a weighted average exercise price of approximately $3.21 per share.  In addition, as of August 1, 2009, options to purchase an aggregate of 1,636,500 shares of our common stock were outstanding at a weighted average exercise price of approximately $5.09 per share.  To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to investors.  Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants.  The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

STARTECH ENVIRONMENTAL CORPORATION (Registrant)

Dated: September 17, 2009	BY: /s/ Joseph F. Longo Joseph F. Longo Chairman, Chief Executive Officer, President and Director

Dated: September 17, 2009	BY: /s/ Peter J. Scanlon Peter J. Scanlon Chief Financial Officer, Secretary, Vice President, and Principal Financial Officer